Form 10-K
period 2019-02-02
CALERES INC
filed 2019-04-03
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the stock held by non-affiliates of the registrant as of August 3, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,409.0 million.
As of March 1, 2019, 41,877,368 common shares were outstanding.
Documents Incorporated by Reference
Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2019.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of April 2, 2019, unless otherwise specified.

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
Caleres, Inc. (the "Company"), originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company with annual net sales of $2.8 billion. Current activities include the operation of retail shoe stores and e-commerce websites as well as the design, development, sourcing, manufacturing and marketing of footwear for women, men and children. Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

Our net sales are comprised of four major categories: women's footwear, men's footwear, children's footwear and clothing and accessories. The percentage of net sales attributable to each category is as follows:

	2018	2017	2016
Women's footwear	61%	59%	63%
Men's footwear	24%	25%	22%
Children's footwear	8%	9%	9%
Clothing and accessories	7%	7%	6%

Employees
We had approximately 11,500 full-time and part-time employees as of February 2, 2019. In the United States, there are no employees subject to union contracts. In Canada, we employ approximately 25 warehouse employees under a union contract, which expires in October 2019.

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

FAMOUS FOOTWEAR
Our Famous Footwear segment includes our Famous Footwear stores, Famous.com and FamousFootwear.ca. Famous Footwear is one of America’s leading family-branded footwear retailers with 992 stores at the end of 2018 and net sales of $1.6 billion in 2018. Our core consumers are women who seek leading national brands of athletic, casual and fashionable footwear at a value for themselves and their families.

Famous Footwear stores feature a wide selection of brand name athletic, casual and dress shoes for the entire family. Brands carried include, among others, Nike, Skechers, adidas, Vans, Converse, Under Armour, New Balance, Sperry, Asics, Bearpaw, Sof Sole and Puma, as well as company-owned and licensed brands including, among others, Dr. Scholl's Shoes, LifeStride, Naturalizer, Fergie Footwear, Blowfish Malibu, Carlos by Carlos Santana, Circus by Sam Edelman and Vionic. Our company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 7% of the Famous Footwear segment's net sales. We work closely with our vendors to provide our consumers with fresh product and, in some cases, product exclusively designed for and available only in our stores. Famous Footwear’s retail price points typically range from $20 for shoes up to $230 for boots.

Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in all 50 states, Canada and Guam. The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2018	2017	2016
Strip centers	653	677	699
Outlet malls	183	189	190
Regional malls	156	160	166
Total	992	1,026	1,055

We expect to open approximately 15 new stores and close approximately 45 stores in 2019, as we continue to align our real estate and e-commerce strategies. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

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

Famous Footwear’s marketing programs include digital marketing and social media, e-commerce advertising, direct mail, local and national television, in-store advertisements and radio, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers. We believe the success of our campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns. In 2018, we spent approximately $50.1 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers. Famous Footwear has an extensive loyalty program (“Rewards”), which informs and rewards frequent consumers with product previews, earned incentives based upon purchase continuity and other periodic promotional offers. In 2018, approximately 76% of our Famous Footwear net sales were generated by our Rewards members. In early 2019, we will be introducing a new Rewards program, "Famously You Rewards", that we believe will increase membership, improve the frequency of store and online visits and allow the consumer to move more seamlessly between the store and online shopping experience.

As part of our omni-channel approach to reach consumers, we also operate Famous.com and FamousFootwear.ca, which offer an expanded product assortment beyond what is sold in Famous Footwear stores. Accessible via desktop, tablet and mobile devices, Famous.com helps consumers explore product assortments, including items available in local stores, and make purchases. Famous.com also allows Rewards members to view their points status and purchase history, manage profile settings and engage further with the brand. Famous Footwear’s mobile app further serves as a hub for Rewards members to shop, find local stores, redeem Rewards certificates and learn about the newest products, latest trends and hottest deals. In 2017, we invested in a new content management system to evolve our personalization capabilities on Famous.com, and evolved our fulfillment logic to drive more efficient shipping with multiple pair purchases. In 2018, we launched FamousFootwear.ca, our e-commerce site in Canada, where we implemented the same omni-channel capabilities for the Canadian consumer that had been utilized in the United States, such as home delivery and buy online, pick up in store.

The expansion and modernization projects at our distribution centers in Lebanon, Tennessee and Lebec, California, which were completed in the second half of 2016, are providing additional shipping flexibility, operational efficiencies and an expansion of our logistics infrastructure capacity. We continue to meet the omni-channel demands of today with minor operational changes, including faster order processing and delivery to our consumers.

BRAND PORTFOLIO
Our Brand Portfolio segment offers retailers and consumers a portfolio of leading brands by designing, developing, sourcing, manufacturing and marketing branded footwear for women and men at a variety of price points. Certain of our branded footwear products are sold under brand names that are owned by the Company and others are developed pursuant to licensing agreements. Our Brand Portfolio segment sells footwear on a wholesale basis to retailers. The segment also sells footwear on a direct-to-consumer basis through our branded retail stores and e-commerce businesses. We expanded our men's business in 2016 with our acquisition of Allen Edmonds and in 2018, we gained additional access to the casual footwear market with our acquisition of Blowfish Malibu and the contemporary comfort market with our acquisition of Vionic. See further discussion related to these acquisitions in the Portfolio of Brands section below and Note 2 to the consolidated financial statements.

Portfolio of Brands
The following is a listing of our principal brands and licensed products:

Naturalizer:  Naturalizer was born in 1927 when we realized women deserved a shoe with a beautiful fit. Our Naturalizer brand is sold primarily at Naturalizer retail stores, national chains, online retailers, department stores and independent retailers. Naturalizer footwear is also distributed through approximately 52 retail and wholesale partners in 47 countries around the world. Suggested retail price points range from $69 for shoes to $220 for boots.

Sam Edelman: Designer Sam Edelman’s lifestyle brand is inspired by timeless American elegance that bridges the gap between aspiration and attainability to define modern luxury.  Sam Edelman footwear is sold primarily through online retailers, national chains, department stores, Sam Edelman retail stores, catalogs and independent retailers at suggested retail price points from $45 for shoes to $240 for boots.

Vionic: In October 2018, we acquired Vionic to expand our access to the growing contemporary comfort footwear category. Vionic, which was founded in 1979, brings together style and science, combining innovative biomechanics with the most coveted trends. The brand is sold online, through independent retailers, television, department stores, national chains, specialty retailers and our Famous Footwear stores for suggested retail price points from $40 for shoes to $250 for boots.

Allen Edmonds: In December 2016, we acquired Allen Edmonds to increase our exposure in men’s footwear. Allen Edmonds, founded in 1922, is a U.S.-based direct-to-consumer and wholesaler of premium men’s footwear, apparel, leather goods and accessories with a strong manufacturing heritage. Allen Edmonds products are available at premier stores worldwide and select retailers, including our 76 stores in the United States and Italy, and online at AllenEdmonds.com at suggested retail price points from $295 to $495 for shoes and boots.

Dr. Scholl’s Shoes:  Inspired by its founder Dr. William Scholl, Dr. Scholl’s Shoes remains forever passionate about creating iconic, effortless footwear for a healthy life. This footwear reaches consumers at a wide range of distribution channels including national chains, mass merchandisers, online, our Famous Footwear retail stores and independent retailers.  Suggested price points range from $50 for shoes to $190 for boots.  We have a long-term license agreement with Bayer HealthCare, LLC to sell Dr. Scholl’s Shoes, which is renewable through December 2026 for sales in the United States and Canada.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value both style and all-day comfort.  The brand is sold in national chains, our Famous Footwear retail stores, online and department stores at suggested retail price points ranging from $40 for shoes to $100 for boots.

Franco Sarto:  The Franco Sarto brand embodies timeless, wearable style inspired by the craft and design of Italian footwear. The brand is sold in major national chains, online, department stores, specialty retailers, our Famous Footwear stores, catalogs and independent retailers at suggested retail price points from $89 for shoes to $300 for boots.

Vince: The Vince women's shoe collection launched in 2012 and was expanded in 2014 to include the Vince men's footwear collection. The brand is primarily sold in premier department stores, online, national chains and specialty retailers at suggested price points from $195 for shoes to $595 for boots. We have a license agreement with Vince, LLC to sell Vince footwear through December 2021.

Rykä: For over 25 years, Rykä has been innovating athletic footwear exclusively for women. The brand is distributed through national chains, online retailers, independent retailers, department stores, specialty retailers and our Famous Footwear retail stores at suggested retail price points from $50 to $90.

Bzees: Bzees is the brand of women’s sporty footwear that energizes the mind and body from the feet up. The brand is distributed through national chains, department stores, online retailers, independent retailers, specialty retailers and our retail stores at suggested retail price points from $59 for shoes to $179 for boots.

Fergie Footwear by Fergie: We have created a namesake footwear line in collaboration with Grammy Award-winning artist Fergie (Fergie Duhamel, formerly Stacy Ferguson). Fergie Footwear is currently being sold at national chains, our Famous Footwear retail stores, online and at department stores at suggested retail price points from $59 for shoes to $179 for boots. We have a license agreement with Krystal Ball Productions, Inc. to sell Fergie/Fergalicious footwear that expires in December 2020, with extension options through December 2026.

Carlos by Carlos Santana: The Carlos by Carlos Santana collection of women’s footwear is sold at national chains, online, major department stores and our Famous Footwear stores. Suggested retail price points range from $59 for shoes to $189 for boots. We have a license agreement with Santana Tesoro, LLC to sell Carlos by Carlos Santana footwear that expired in December 2018. In March 2019, we decided to exit the Carlos by Carlos Santana brand.

Via Spiga:  Established in 1985, Via Spiga is named after the main street in one of the most famed shopping districts in Milan, Italy.  The brand is primarily sold in national chains, online and premier department stores at suggested retail price points from $175 for shoes to $495 for boots.

Blowfish Malibu: In July 2018, we acquired a controlling interest in Blowfish Malibu. Blowfish Malibu, which was founded in 2005, designs and sells women's and children's footwear that captures the fresh youthful spirit and casual living that is distinctively Southern California. The acquisition provides additional exposure to the growing sneaker and casual lifestyle segment of the market. The brand is sold at national chains, our Famous Footwear stores and independent retailers. Suggested retail price points range from $20 for shoes to $90 for boots.

Diane von Furstenberg: The Diane von Furstenberg (DVF) brand is sold at suggested price points ranging from $198 for shoes to $598 for boots. We had a license agreement with DVF Studio, LLC to produce and distribute the DVF women's shoe collection. During the fourth quarter of 2018, we decided to exit the DVF brand, as further discussed in Note 5 to the consolidated financial statements.

Wholesale
Within our Brand Portfolio segment, our brands are distributed on a wholesale basis to over 3,900 retailers, including national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs throughout the United States and Canada, as well as approximately 70 other countries (including sales to our retail operations). Our most significant wholesale customers include Famous Footwear and many of the nation’s largest retailers, including national chains such as DSW, TJX Corporation (including TJ Maxx and Marshalls), Nordstrom Rack and Kohl's; online retailers such as Nordstrom.com, Zappos.com and Amazon.com; department stores such as Nordstrom, Macy’s, and Dillard's; mass merchandisers such as Walmart; and independent retailers such as Qurate Retail Group, which operates both QVC and Home Shopping Network. We also sell product to a variety of international retail customers and distributors. The loss of any one or more of our significant customers could have a material impact on our Brand Portfolio segment and the Company.

Our Brand Portfolio segment sold approximately 49 million pairs of shoes on a wholesale basis during 2018. We sell footwear to wholesale customers on both a landed and a first-cost basis. Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers. Landed sales generally carry a higher profit rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership. To allow for the prompt shipment on reorders and satisfy our growing e-commerce demand, we carry inventories of certain styles. First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Many of these customers then import this product into the United States.

Products sold under license agreements accounted for approximately 20% of the sales of the Brand Portfolio segment in 2018, 23% of the segment's sales in 2017 and 26% of the segment's sales in 2016. Caleres also receives license revenue from third parties related to certain owned brands, for use in connection with other brand-enhancing non-footwear product categories.

Direct-to-Consumer
Our Brand Portfolio segment also includes retail stores for certain brands, including Naturalizer, Allen Edmonds and Sam Edelman. The number of our Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2018	2017	2016
Naturalizer	140	145	153
Allen Edmonds	76	78	69
Sam Edelman	13	13	12
Total	229	236	234

At the end of 2018, we operated 82 Naturalizer stores in Canada, 57 in the United States and one in Guam.  Of the 140 Naturalizer stores, approximately 50% are located in regional malls and average approximately 1,200 square feet in size. The other 50% of stores are located in outlet malls and average approximately 2,300 square feet in size. Total Naturalizer store square footage at the end of 2018 was approximately 253,000, compared to 259,000 in 2017. During 2018, we operated 75 Allen Edmonds stores in the United States and one store in Italy, each averaging approximately 1,600 square feet. We operated 13 Sam Edelman stores in the United States at the end of 2018, each averaging approximately 2,400 square feet. During 2019, we expect to open three and close 12 Naturalizer stores, close one Allen Edmonds store and anticipate having no openings or closings of Sam Edelman stores.

In connection with our omni-channel approach to reach consumers, we also operate Naturalizer.com, Naturalizer.ca, SamEdelman.com, AllenEdmonds.com, DrSchollsShoes.com, LifeStride.com, FrancoSarto.com, Vionicshoes.com, Ryka.com, Bzees.com, and ViaSpiga.com, which offer substantially the same product selection to consumers as we sell to our wholesale customers. Vince.com, FergieShoes.com, CarlosShoes.com, Blowfishshoes.com, and DVF.com, complement our distribution of those brands.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

Marketing
We continue to build on the recognition of our portfolio of brands to create differentiation and consumer loyalty. Our marketing teams are responsible for the development and implementation of innovative marketing programs that serve the consumer facing needs of our portfolio of brands as well as that of our retail partners. In 2018, we spent approximately $39.5 million in advertising and marketing support for our Brand Portfolio segment, including digital marketing and social media, consumer media advertising, print, production, trade shows, in-store displays and fixtures and product placement. The marketing teams are also responsible for driving the development of branding and content for our brand websites. We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers. Our marketing teams are instrumental in continuing to drive growth in e-commerce sales, producing relevant and purpose-driven brand positioning and creating meaningful connections with consumers that have increased awareness and loyalty across our portfolio. We continue to leverage consumer insights and data to inform marketing initiatives to capture a greater share of our target consumers’ spend as well as reach new audiences with a high propensity to purchase our products.

Sourcing and Product Development Operations
Our sourcing and product development operations source and develop footwear for our Brand Portfolio segment and also a portion of the footwear sold by our Famous Footwear segment. We have sourcing and product development offices in Clayton, Missouri; Putian, China; San Rafael and Culver City, California; New York, New York; Port Washington, Wisconsin; Florence, Italy; Macau; Ho Chi Minh City, Vietnam; Hong Kong and Addis Ababa, Ethiopia.

Sourcing Operations
In 2018, the sourcing operations sourced approximately 51 million pairs of shoes through a global network of third-party independent footwear manufacturers. The majority of our footwear sourced is provided by approximately 48 manufacturers operating approximately 72 manufacturing facilities. In certain countries, we use agents to facilitate and manage the development, production and shipment of product. We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships. While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents. Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style.

In 2018, approximately 66% of the footwear we sourced was from manufacturing facilities in China. The following table provides an overview of our sourcing by country in 2018:

Country	Millions of Pairs
China	34.0
Vietnam	14.5
Ethiopia	2.1
Other	0.7
Total	51.3

Product Development Operations
We maintain design and product development teams for our brands in Clayton, Missouri; Putian, China; San Rafael, California; New York, New York; Port Washington, Wisconsin and Culver City, California, as well as other select fashion locations, including Florence, Italy. These teams, which include independent designers, are responsible for the creation and development of new product styles. Our designers monitor trends in fashion footwear and apparel and work closely with retailers to identify consumer footwear preferences. Our design teams create collections of footwear, and our product development and sourcing offices convert those designs into new footwear styles. We operate a sample-making facility in Dongguan, China that allows us to have greater control over our product development in terms of accuracy, execution and speed-to-market. Our long-range plans include a distinct focus on speed and efficiency to drive excellence in product value and execution, while also continuing to diversify into new sourcing markets outside of China to ensure adequate flexibility in a dynamic economic environment.

Our new distribution center campus in Chino, California, which opened in 2018, is providing additional shipping flexibility, operational efficiencies and an expansion of our logistics infrastructure capacity.  In 2019, we plan to automate both facilities, which will provide faster order processing and delivery to customers as we continue to meet omni-channel demands.

Backlog
At February 2, 2019, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $331.6 million, compared to $262.1 million on February 3, 2018. Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past. The increase in backlog from the prior year was driven by our 2018 acquisitions of Vionic and Blowfish Malibu. The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders, capacity shifts at foreign manufacturers, and the volume of e-commerce drop ship orders that are received immediately rather than in advance. Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2019 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	63	Chief Executive Officer, President and Chairman of the Board of Directors
Molly P. Adams	56	Division President – Famous Footwear
Daniel R. Friedman	58	Division President – Global Supply Chain
Kenneth H. Hannah	50	Senior Vice President, Chief Financial Officer
Todd E. Hasty	46	Vice President, Chief Accounting Officer
Willis D. Hill	47	Senior Vice President, Chief Information Officer
Douglas W. Koch	67	Senior Vice President, Chief Human Resources Officer
Malcolm W. Robinson III	58	Division President – Men's and International
John W. Schmidt	58	Division President – Brand Portfolio
Mark A. Schmitt	55	Senior Vice President, Chief Logistics Officer

The period of service of each officer in the positions listed and other business experience are set forth below.

Diane M. Sullivan, Chairman of the Board of Directors since February 2014. Chief Executive Officer and President since May 2011. President and Chief Operating Officer from March 2006 to May 2011. President from January 2004 to March 2006.

Molly P. Adams, Division President – Famous Footwear since May 2018. Executive Vice President of Global Merchandising and Product Development, Disney Consumer Products and Disney Parks and Resorts from November 2015 to May 2018. Executive Vice President of Global Product Development at Disney Consumer Products, Inc. from May 2012 to November 2015. Senior Vice President of Global Product Development and General Manager of The Disney Store North America from 2010 to 2012. Vice President and General Manager of The Disney Store North America from 2008 to 2010.

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

Todd E. Hasty, Vice President, Chief Accounting Officer since March 2019. Vice President, Controller from March 2016 to March 2019. Vice President, Assistant Controller from October 2007 to March 2016.

Willis D. Hill, Senior Vice President, Chief Information Officer since September 2018. Senior Vice President and Chief Technology Officer from August 2017 to September 2018. Senior Vice President, Information Technology from January 2017 to August 2017. Vice President, Retail Information Technology from July 2011 to January 2017. Director, Retail Information Technology from July 2008 to July 2011.

Douglas W. Koch, Senior Vice President, Chief Human Resources Officer since January 2016. Senior Vice President and Chief Talent and Strategy Officer from January 2011 to January 2016. Senior Vice President and Chief Talent Officer from May 2005 to January 2011. Senior Vice President, Human Resources from March 2002 to May 2005.

Malcolm W. Robinson III, Division President – Men's and International since July 2017. Executive Vice President, One Jeanswear Group– William Rast Division from November 2016 to February 2017. Chief Executive Officer and board member, Tommie Copper from July 2013 to August 2014. President, Maidenform Brands from November 2011 to February 2013. Group President of Wholesale Sportswear, Phillips-Van Heusen Corporation from 2002 to November 2011.

John W. Schmidt, Division President – Brand Portfolio since October 2015. Division President – Contemporary Fashion Brands from January 2011 to September 2015.  Senior Vice President, Better and Image Brands from January 2010 to January 2011.  Senior Vice President and General Manager, Better and Image Brands from March 2008 until January 2010.  Various positions, including Vice President, President, Group President of Wholesale Footwear for Nine West Group from September 1998 to February 2008.

Mark A. Schmitt, Senior Vice President, Chief Logistics Officer since September 2018. Senior Vice President, Chief Information Officer and Logistics since February 2013. Senior Vice President and Chief Information Officer from January 2012 through February 2013.  Senior Director of Management Information Systems for Express Scripts from 2010 through 2011. Various management information systems positions including Group Director with Anheuser-Busch InBev from 1996 to 2009.

ITEM 1A	RISK FACTORS
Consumer demand for our products may be adversely impacted by economic conditions and other factors.
Worldwide economic conditions continue to be uncertain. Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including fiscal policy, the changing tax and regulatory environment, interest rates, minimum wage rates and regulations, inflation, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions and the economic consequences of military action or terrorist activities. Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. Negative trends in economic conditions could also drive up the cost of our products, which may require us to increase our product prices. These increases in our product costs, and possibly prices, may not be offset by comparable increases in consumer disposable income. As a result, our customers may choose to purchase fewer of our products or purchase the lower priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

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
Competition is intense in the footwear industry. There has also been consolidation of competitors in the industry, resulting in certain competitors that are larger and have greater financial, marketing and technological resources than we do. Other competitors are able to offer footwear on a lateral basis alongside their apparel products, or have successfully branded their trademarks as lifestyle brands, resulting in greater competitive advantages. Low barriers to entry into this industry further intensify competition by allowing new companies to easily enter the markets in which we compete. Some of our suppliers further compound these competitive pressures by allowing consumers to purchase their products directly through supplier-maintained Internet sites and retail stores. In addition, retailers aggressively compete on the basis of price, which puts competitive pressure on us to keep our prices low.

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

We rely primarily on foreign sourcing for our footwear products through third-party manufacturing facilities located outside the United States. As is common in the industry, we do not have any long-term contracts with our third-party foreign manufacturers. Foreign sourcing is subject to numerous risks, including trade relations, work stoppages, transportation delays (including delays at foreign and domestic ports) and costs (including customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), domestic and foreign political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict, changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act) and geo-political events (including the potential impact of the impending withdrawal of the United Kingdom from the European Union, or "Brexit"). At the same time, potential changes in manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

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
The imposition of tariffs on our products may result in higher costs and decreased gross profits.
Recent international events have introduced greater uncertainty with respect to trade wars and tariffs, which may affect trade between the United States and other countries, particularly with China. We rely primarily on foreign sourcing for our footwear through third-party manufacturing facilities located outside the United States, with over 60% of our footwear sourced from manufacturing facilities in China. The imposition of tariffs on imported products may result in an increase in product prices, which may in turn adversely impact our gross margins if we are unable to pass along the higher costs to the consumer.

Our operating results depend on preparing accurate sales forecasts and properly managing our inventory levels.
Using sales forecasts, we place orders with manufacturers for some of our products prior to the time we receive all of our customers’ orders to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. At the retail level, we place orders for products many months in advance of our key selling seasons. Adverse economic conditions and rapidly changing consumer preferences can make it difficult for us and our retail customers to accurately forecast product trends in order to match production with demand. If we fail to accurately assess consumer fashion tastes and the impact of economic factors on consumer spending or to effectively differentiate our retail and wholesale offerings, our inventory levels may exceed customer demand, resulting in inventory write-downs, higher carrying costs, lower gross margins or the sale of excess inventory at discounted prices, which could significantly impact our financial results. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require in a timely manner, we may experience inventory shortages. Inventory shortages may delay shipments to customers (and possibly require us to offer discounts or costly expedited shipping), negatively impact retailer and distributor relationships, adversely impact our sales results and diminish brand awareness and loyalty.

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

•
Certain of our major wholesale customers have experienced a significant downturn or disruption in their business. If our remaining customers fail to remain committed to our products or brands or also experience significant downturns or disruptions in their business, then these customers may reduce or discontinue purchases from us.

•
Retailers are directly sourcing more of their products directly from foreign manufacturers and reducing their reliance on wholesalers, which could have a material adverse effect on our business and results of operations.

Transitional challenges with acquisitions could result in unexpected expenditures of time and resources.
Periodically, we pursue acquisitions of other companies or businesses, such as our 2016 acquisition of Allen Edmonds and our 2018 acquisitions of Blowfish Malibu and Vionic, as further discussed in Note 2 to the consolidated financial statements. Although we review the records of acquisition candidates, the review may not reveal all existing or potential problems. As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated liabilities. Acquisitions may also cause us to incur debt, write-offs of goodwill or intangible assets if the business does not perform as well as expected and substantial amortization expenses associated with other intangible assets. We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire or launch such businesses. We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

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
Our financial results are significantly impacted by the effective tax rates of both our domestic and international operations. Our effective income tax rate could be adversely affected by certain provisions of Tax Cuts and Jobs Act (the "Act"), which was enacted in December 2017, that directly affect foreign earnings, such as the global intangible low-taxed income tax ("GILTI") and base-erosion and anti-abuse tax provisions ("BEAT"). Other factors, such as changes in the mix of earnings in countries with differing statutory tax rates, changes in permitted deductions, changes in tax laws, interpretations, policies and treaties and the outcome of income tax audits in various jurisdictions, may result in higher taxes, lower profitability and increased volatility in our financial results.

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
The success of the retail business within our Famous Footwear and Brand Portfolio segments depends, in part, on our ability to secure affordable, long-term leases in desirable locations for our leased retail footwear stores and to secure renewals of such leases. As consumer shopping preferences have evolved, we continue to focus on opening stores in locations with a greater penetration of high-value consumers. No assurance can be given that we will be able to successfully negotiate lease renewals for existing stores or obtain acceptable terms for new stores in desirable locations. In addition, opening new stores in our existing markets may result in reduced net sales in existing stores as our stores become more concentrated in the markets we serve. As a result, the number of consumers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced. This may result in impairments that adversely impact our financial results. As further discussed in Note 1 to the consolidated financial statements, we will adopt Accounting Standards Codification ("ASC") Topic 842, Leases, during the first quarter of 2019. Impairment charges related to underperforming retail stores are expected to be greater under the new standard.

If we are unable to maintain working relationships with our major branded suppliers, our business, results of operations, financial condition and cash flows may be adversely impacted.
Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. Purchases from two major branded suppliers, Nike, Inc. and Skechers USA, Inc., comprise approximately 22% and 10%, respectively, of sales for the Famous Footwear segment. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms. While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions may adversely impact our suppliers. If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

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
Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control, including the following:

•
Our Famous Footwear retail business is seasonally weighted to the back-to-school season, which primarily falls in our third fiscal quarter. As a result, the success of our back-to-school offering, which is affected by our ability to anticipate consumer demand and fashion trends, could have a disproportionate impact on our full year results.

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
Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment. Rewards members earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, members are issued a savings certificate, which may be redeemed for purchases at Famous Footwear. Approximately 76% of our fiscal 2018 sales within the Famous Footwear segment were generated by our Rewards members. If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

Our business, results of operations, financial condition and cash flows could be adversely affected by the failure of financial institutions to fulfill their commitments under our Credit Agreement.
The Third Amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on January 18, 2024, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $500.0 million in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement provides for an increase at the Company's option by up to $250.0 million. If one or more of the financial institutions participating in the Credit Agreement were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution might not be available to us.

If we are unable to maintain our credit rating, our ability to access capital and interest rates may be negatively impacted.
The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. Any negative ratings actions could constrain the capital available to us or our industry and could limit our access to long-term funding or cause such access to be available at a higher borrowing cost for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest expense will likely increase, which could adversely affect our financial condition and results of operations. In addition, as of February 2, 2019, total borrowing availability under the Credit Agreement was $154.5 million. Failure to meet our debt covenants under the Credit Agreement may require the Company to seek waivers or amendments of the debt covenants, alternative or additional sources of financing or reduce expenditures.

ITEM 1B	UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2	PROPERTIES
We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada, Guam and Italy and involve the operation of 1,221 shoe stores, including 103 in Canada. All store locations, excluding our Perth, Ontario outlet store, are leased, with approximately 43% of them having renewal options. The footwear sold through our domestic wholesale business is primarily processed through our leased distribution centers in Chino, California and Lebanon, Tennessee or our third-party facilities in Vacaville, California and Fontana, California. During 2018, the Company signed an operating lease for an additional building on the campus of our wholesale distribution center in California. The Company began operating this distribution center in late 2018 and ceased operations with our third-party facility in Chino, California.

The following table summarizes the location and general use of the Company's primary properties:

Location	Owned/Leased	Segment	Use

Clayton, Missouri	Owned	Famous Footwear and Brand Portfolio	Principal corporate, executive, sales and administrative offices
United States, Canada, Guam and Italy	Leased	Famous Footwear and Brand Portfolio	Retail operations
Chino, California (1)	Leased	Brand Portfolio	Distribution centers
Lebanon, Tennessee (2)	Leased	Famous Footwear and Brand Portfolio	Distribution center
Lebec, California (3)	Leased	Famous Footwear	Distribution center
New York, New York	Leased	Brand Portfolio	Office space and showrooms
Bentonville, Arkansas	Leased	Brand Portfolio	Showrooms
Dallas, Texas	Leased	Brand Portfolio	Showrooms
Perth, Ontario (4)	Owned	Famous Footwear and Brand Portfolio	Distribution center and outlet center
Putian, China; Minneapolis, Minnesota; Florence, Italy; Macau; Ho Chi Minh City, Vietnam; Hong Kong; Addis Ababa, Ethiopia; San Rafael and Culver City, California	Leased	Brand Portfolio	Office space
Dongguan, China	Leased	Brand Portfolio	Office space and sample-making facility
Santiago, Dominican Republic	Leased	Brand Portfolio	Manufacturing facility
Port Washington, Wisconsin	Owned	Brand Portfolio	Manufacturing and recrafting facility and office space

(1)	This campus includes two company-operated distribution centers with approximately 725,000 and 606,000 square feet at each respective location.

(2)	This distribution center is approximately 540,000 square feet.

(3)	This distribution center is approximately 350,000 square feet.

(4)	This distribution center is approximately 150,000 square feet.

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
Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.” As of February 2, 2019, we had 3,489 shareholders of record.

Issuer Purchases of Equity Securities
The following table provides information relating to our repurchases of common stock during the fourth quarter of 2018:

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part	Shares that May Yet
	of Shares	Price Paid	of Publicly Announced	Be Purchased Under
Fiscal Period	Purchased (1)	per Share (1)	Program (2) (3)	the Program (2) (3)
November 4, 2018 - December 1, 2018	374,900	$29.79	374,900	748,600
December 2, 2018 - January 5, 2019	992,583	29.59	990,749	2,257,851
January 6, 2019 - February 2, 2019	—	—	—	2,257,851
Total	1,367,483	$29.64	1,365,649	2,257,851

(1)
Includes shares purchased as part of our publicly announced stock repurchase program and shares that are tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program ("2011 Program") authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. Under this plan, 1,223,500 shares were repurchased during 2018. In total, 2,500,000 shares have been repurchased under the program. Therefore, there were no remaining shares authorized to be repurchased under the 2011 Program as of February 2, 2019.

(3)
On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the purchase of up to 2,500,000 shares of our outstanding common stock either on the open market or in private transactions. Under this plan, 242,149 shares were repurchased during 2018. Therefore, there were 2,257,851 shares authorized to be repurchased under the 2018 Program as of February 2, 2019. Our repurchases of common stock are limited under our debt agreements.

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

Our fiscal year ends on the Saturday nearest to each January 31. Accordingly, share prices are as of the last business day in each fiscal year. The graph assumes that the value of the investment in our common stock and each index was $100 at February 1, 2014. The graph also assumes that all dividends were reinvested and that investments were held through February 2, 2019. These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

*$100 invested on February 1, 2014 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019
Caleres, Inc.	$100.00	$121.08	$115.69	$129.37	$126.40	$131.14
Peer Group	100.00	113.71	104.48	104.41	135.00	130.48
S&P© SmallCap 600 Stock Index	100.00	106.15	101.18	136.59	155.82	156.37

ITEM 6	SELECTED FINANCIAL DATA
The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report. Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks, which can affect annual comparisons. Our 2017 fiscal year included 53 weeks, while our 2018, 2016, 2015 and 2014 fiscal years each included 52 weeks.

	2018	2017	2016	2015	2014
($ thousands, except per share amounts)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)	(52 Weeks)
Operations:
Net sales	$2,834,846	$2,785,584	$2,579,388	$2,577,430	$2,571,709
Cost of goods sold	1,678,502	1,616,935	1,517,397	1,529,627	1,531,609
Gross profit	1,156,344	1,168,649	1,061,991	1,047,803	1,040,100
Selling and administrative expenses	1,041,765	1,036,051	942,595	931,707	921,364
Impairment of goodwill and intangible assets (1)	98,044	—	—	—	—
Restructuring and other special charges, net	16,134	4,915	23,404	—	3,484
Operating earnings	401	127,683	95,992	116,096	115,252
Interest expense, net	(18,277)	(17,325)	(13,731)	(15,690)	(20,066)
Loss on early extinguishment of debt	(186)	—	—	(10,651)	(420)
Other income, net	12,308	12,348	14,993	19,011	10,682
Gain on sale of subsidiary	—	—	—	—	4,679
(Loss) earnings before income taxes	(5,754)	122,706	97,254	108,766	110,127
Income tax benefit (provision)	273	(35,475)	(31,168)	(26,942)	(27,184)
Net (loss) earnings	(5,481)	87,231	66,086	81,824	82,943
Net (loss) earnings attributable to noncontrolling interests	(40)	31	428	345	93
Net (loss) earnings attributable to Caleres, Inc.	$(5,441)	$87,200	$65,658	$81,479	$82,850
Operations:
Return on net sales	(0.2)%	3.1%	2.5%	3.2%	3.2%
Return on beginning Caleres, Inc. shareholders' equity	(0.8)%	14.2%	10.9%	15.1%	17.4%
Dividends paid	$11,983	$12,027	$12,104	$12,253	$12,237
Purchases of property and equipment	$62,483	$44,720	$50,523	$73,479	$44,952
Capitalized software	$4,416	$6,458	$9,039	$7,735	$5,086
Depreciation and amortization (2)	$64,907	$65,831	$57,857	$52,606	$54,015
Per Common Share:
Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.13)	$2.03	$1.52	$1.86	$1.90
Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	(0.13)	2.02	1.52	1.85	1.89
Dividends paid	0.28	0.28	0.28	0.28	0.28
Ending Caleres, Inc. shareholders’ equity (3)	15.14	16.67	14.27	13.78	12.36
Financial Position:
Receivables, net	$191,722	$152,613	$153,121	$153,664	$136,646
Inventories, net	683,171	569,379	585,764	546,745	543,103
Working capital	123,111	416,630	316,150	484,766	420,609
Property and equipment, net	230,784	212,799	219,196	179,010	149,743
Total assets	1,838,568	1,489,415	1,475,273	1,303,323	1,214,327
Borrowings under revolving credit agreement	335,000	—	110,000	—	—
Long-term debt	197,932	197,472	197,003	196,544	196,712
Caleres, Inc. shareholders’ equity	634,053	717,489	613,117	601,484	540,910
Average common shares outstanding – basic	41,756	41,801	42,026	42,455	42,071
Average common shares outstanding – diluted	41,756	41,980	42,181	42,656	42,274

(1)
During 2018, we recognized $98.0 million of impairment charges associated with the goodwill and intangible assets of our Allen Edmonds business. Refer to Note 11 to the consolidated financial statements for further discussion.

(2)
Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles and debt issuance costs and debt discount. The amortization of debt issuance costs and debt discount is reflected within interest expense, net in our consolidated statements of earnings and totaled $2.2 million in 2018, $1.8 million in 2017, $1.7 million in 2016, $1.2 million in 2015 and $2.4 million in 2014.

(3)	Ending Caleres, Inc. shareholders' equity is calculated by dividing Caleres, Inc. shareholders' equity by common shares outstanding at the end of the respective periods.

All data presented reflects the fiscal year ended on the Saturday nearest to January 31. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information related to the selected financial data above. As further discussed in Note 1 and Note 6 to the consolidated financial statements, as a result of the adoption of Accounting Standards Update ("ASU") 2017-07 in the first quarter of 2018, certain prior period information has been restated to conform to the current period presentation.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Business Overview
We are a global footwear company with annual net sales of $2.8 billion. Our shoes are worn by people of all ages and our mission is to inspire people to feel great...feet first. We offer the consumer a powerful portfolio of footwear brands. As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points. We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels. A combination of thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands. Our business strategy is focused on continued market share gains, growing our e-commerce business and leveraging our recent investments, while remaining focused on changing consumer demand.

Famous Footwear
Our Famous Footwear segment includes our Famous Footwear stores, Famous.com and FamousFootwear.ca in Canada. Famous Footwear is one of America’s leading family–branded footwear retailers with 992 stores at the end of 2018 and net sales of $1.6 billion in 2018. Our focus for the Famous Footwear segment is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion and athletic footwear at a great price, coupled with exclusive products.

Brand Portfolio
Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns. The segment is comprised of the Naturalizer, Sam Edelman, Allen Edmonds, Dr. Scholl's Shoes, LifeStride, Franco Sarto, Vince, Vionic, Rykä, Bzees, Fergie, Carlos, Via Spiga, Blowfish Malibu, and Diane von Furstenberg brands. Through these brands, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace. We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products. Our Brand Portfolio segment operates 229 retail stores in the United States, Canada, Guam and Italy for our Naturalizer, Allen Edmonds and Sam Edelman brands. This segment also includes our e-commerce businesses that sell our branded footwear.

Financial Highlights

The following is a summary of the financial highlights for 2018:

•
Consolidated net sales increased $49.2 million, or 1.8%, to $2,834.8 million in 2018, compared to $2,785.6 million last year, driven by our 2018 acquisitions of Vionic and Blowfish Malibu, partially offset by lower sales at Famous Footwear, as our 2017 fiscal year included 53 weeks compared to 52 weeks in 2018.

•
Consolidated operating earnings decreased $127.3 million, or 99.7%, to $0.4 million in 2018, compared to $127.7 million last year, primarily driven by an impairment charge of $98.0 million related to goodwill and intangible assets for our Allen Edmonds business, the acquisition and integration-related costs for Vionic and Blowfish Malibu in 2018 and incremental expenses associated with the transition to our new Brand Portfolio warehouse facilities in California.

•	Consolidated net loss attributable to Caleres, Inc. was $5.4 million, or $0.13 per diluted share, in 2018, compared to net earnings of $87.2 million, or $2.02 per diluted share, last year.

The following items should be considered in evaluating the comparability of our 2018 and 2017 results:

•
Impairment of goodwill and intangible assets - We incurred impairment charges of $98.0 million ($83.0 million on an after-tax basis, or $1.93 per diluted share) during 2018 for the impairment of goodwill and intangible assets for our Allen Edmonds business. The impairment charges were driven by several factors, including the decision to change the brand's pricing structure to be less promotional in the future, which resulted in a decline in projected revenue. In addition, rising interest rates and less favorable operating results in 2018 contributed to the need for the impairment charges. There were no corresponding impairment charges last year. See Note 1 and Note 11 to the consolidated financial statements for additional information related to these charges.

•
Acquisition of Vionic - On October 18, 2018, we acquired the Vionic business for $360.7 million, which was funded with borrowings under our revolving credit agreement. Vionic contributed $45.3 million in net sales during the period from acquisition through February 2, 2019. In aggregate, we incurred charges of $13.4 million ($9.9 million on an after-tax basis, or $0.23 per diluted share) during 2018. These charges included $8.9 million of incremental cost of goods sold related to the amortization of the inventory adjustment required for purchase accounting and $4.5 million of acquisition and integration-related costs, which are presented as restructuring and other special charges, net. Refer to Note 2 and Note 5 to the consolidated financial statements for further discussion.

•
Acquisition of Blowfish Malibu – On July 6, 2018, we acquired a controlling interest in Blowfish Malibu. Blowfish Malibu contributed $15.2 million in net sales during the period from acquisition through February 2, 2019 and did not have a material impact on earnings. We incurred charges of $2.0 million ($1.6 million on an after-tax basis, or $0.04 per diluted share) during 2018, including $1.7 million of incremental cost of goods sold related to the amortization of the inventory adjustment required for purchase accounting, and $0.3 million of acquisition and integration-related costs, which are presented as restructuring and other special charges, net. Refer to Note 2 and Note 5 to the consolidated financial statements for further discussion.

•
Logistics transition – During the fourth quarter of 2018, we incurred costs of $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) associated with the transition from our third-party operated warehouse in Chino, California to our new company-operated Brand Portfolio warehouse facilities in California, as well as the transition from our Allen Edmonds distribution center in Port Washington, Wisconsin to our existing retail distribution center in Lebanon, Tennessee. In addition to the fourth quarter transition costs, we also incurred approximately $7 million of initial start-up and duplicate expenses earlier in 2018 associated with the distribution center transitions. Refer to Note 5 to the consolidated financial statements for further discussion.

•
Acquisition, integration and reorganization of men's brands – We incurred costs of $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) during 2018 related to the integration and reorganization of our men's brands, primarily to consolidate and relocate certain business functions into our St. Louis headquarters and to reduce and optimize manufacturing capacity in our Port Washington, Wisconsin facility. These charges were recorded as restructuring and other special charges, net on the consolidated statements of earnings (loss). During 2017, we incurred costs of $8.9 million ($5.6 million on an after-tax basis, or $0.13 per diluted share) related to the acquisition, integration and reorganization of our men's brands. Approximately $4.9 million related to the amortization of the inventory adjustment required for purchase accounting was included in cost of goods sold, while the remaining $4.0 million was recorded in restructuring and other special charges. Refer to Note 2 and Note 5 to the consolidated financial statements for additional information.

•
Brand exits – We recently decided to exit two of our Brand Portfolio brands, Diane von Furstenberg ("DVF") and George Brown Bilt ("GBB"). In connection with that decision, we incurred costs of $2.4 million ($1.8 million on an after-tax basis, or $0.04 per diluted share). Of these charges, $1.8 million primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings (loss) and the remaining $0.6 million for severance and other related costs is presented in restructuring and other special charges. Refer to Note 5 to the consolidated financial statements for further discussion.

•
In December 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Certain states and other international jurisdictions also enacted changes to their tax statutes. The components of income tax reform, in aggregate across all jurisdictions, resulted in significant adjustments to both our income tax provision and the income tax balances. Refer to Note 7 to the consolidated financial statements for further discussion.

•
We adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, during the first quarter of 2018 on a retrospective basis and reclassified $12.3 million of non-service cost components of net periodic benefit income in 2017 to other income, net in the consolidated statements of earnings (loss). For 2018, $12.3 million of non-service costs components is reflected in other income, net. Refer to Note 1 and Note 6 to the consolidated financial statements for additional information on the adoption of this ASU.

•
Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2017 fiscal year included 53 weeks, while our 2018 fiscal year had only 52 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons. The inclusion of the 53rd week in 2017 resulted in an increase to our consolidated net sales of $23.4 million and had an immaterial impact on net earnings.
Outlook for 2019
During 2018, we maintained our financial flexibility and invested in infrastructure to enhance our long-term performance. In 2019, we will drive investment in our digital capabilities to gain even more insight into our consumers and deliver sales growth. At our Brand Portfolio segment, we plan to continue to expand our market share gains by intensifying our focus on consumers, maximizing our speed-to-market and rapidly responding to emerging trends in-season. At our Famous Footwear segment, we will be focused on elevating our product assortment and our marketing, while delivering profitable growth. Our Brand Portfolio net sales are expected to increase in the low to mid-teens percentage range in 2019. In addition, we expect same-store sales at Famous Footwear will grow in the low to mid single-digit percentage range.
Following are the consolidated results and results by segment for 2018, 2017 and 2016:

CONSOLIDATED RESULTS
	2018		2017		2016
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,834.8	100.0%	$2,785.6	100.0%	$2,579.4	100.0%
Cost of goods sold	1,678.5	59.2%	1,617.0	58.0%	1,517.4	58.8%
Gross profit	1,156.3	40.8%	1,168.6	42.0%	1,062.0	41.2%
Selling and administrative expenses	1,041.8	36.7%	1,036.0	37.2%	942.6	36.6%
Impairment of goodwill and intangible assets	98.0	3.5%	—	—%	—	—%
Restructuring and other special charges, net	16.1	0.6%	4.9	0.2%	23.4	0.9%
Operating earnings	0.4	0.0%	127.7	4.6%	96.0	3.7%
Interest expense, net	(18.3)	(0.6)%	(17.3)	(0.6)%	(13.7)	(0.5)%
Loss on early extinguishment of debt	(0.2)	(0.0)%	—	—%	—	—%
Other income, net	12.3	0.4%	12.3	0.4%	15.0	0.6%
(Loss) earnings before income taxes	(5.8)	(0.2)%	122.7	4.4%	97.3	3.8%
Income tax benefit (provision)	0.3	0.0%	(35.5)	(1.3)%	(31.2)	(1.2)%
Net (loss) earnings	(5.5)	(0.2)%	87.2	3.1%	66.1	2.6%
Net (loss) earnings attributable to noncontrolling interests	(0.1)	(0.0)%	0.0	0.0%	0.4	0.0%
Net (loss) earnings attributable to Caleres, Inc.	$(5.4)	(0.2)%	$87.2	3.1%	$65.7	2.6%

Net Sales
Net sales increased $49.2 million, or 1.8%, to $2,834.8 million in 2018, compared to $2,785.6 million last year. Our Brand Portfolio segment reported an $80.0 million, or 7.0%, increase in net sales, driven by sales from our acquisitions of Vionic in October 2018 and Blowfish Malibu in July 2018, which contributed $45.3 million and $15.2 million in net sales, respectively, for 2018. The Brand Portfolio increase also reflects higher net sales of our Sam Edelman, Franco Sarto and LifeStride brands, partially offset by lower sales from Allen Edmonds. Net sales of our Famous Footwear segment decreased $30.8 million, or 1.9%, driven by the impact of having a 53-week fiscal year in 2017, which increased net sales by $19.7 million last year.

Net sales increased $206.2 million, or 8.0%, to $2,785.6 million in 2017, compared to $2,579.4 million in 2016. Our Brand Portfolio segment reported a $158.7 million, or 16.0%, increase in net sales, reflecting a $154.3 million increase in sales from the Allen Edmonds business we acquired in December 2016 and sales growth from our Sam Edelman, LifeStride, Vince and Naturalizer brands, partially offset by lower sales from our Via Spiga, Franco Sarto and Carlos brands. Net sales of our Famous Footwear segment increased $47.5 million, or 3.0%, primarily driven by a 1.4% increase in same-store sales (on a 52-week basis) and the impact of the 53rd week in 2017, which increased our consolidated net sales by $19.7 million.

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

Gross Profit
Gross profit decreased $12.3 million, or 1.1%, to $1,156.3 million in 2018, compared to $1,168.6 million in 2017, driven by the competitive and highly promotional environment. As a percentage of net sales, our gross profit rate decreased to 40.8% in 2018, compared to 42.0% in 2017, reflecting the promotional retail environment and a higher mix of e-commerce business. Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental freight expenses. Cost of goods sold in 2018 also includes special charges of $10.6 million related to the amortization of the inventory adjustments required by purchase accounting from our recent Vionic and Blowfish Malibu acquisitions and $1.8 million of incremental cost of goods sold associated with the decision to exit our DVF and GBB brands, compared to special charges of $4.9 million in 2017 related to the amortization of the inventory adjustment from our Allen Edmonds acquisition. We also experienced a higher mix of our wholesale versus retail sales. Retail and wholesale net sales were 65% and 35%, respectively, in 2018 compared to 69% and 31% in 2017.

Gross profit increased $106.6 million, or 10.0%, to $1,168.6 million in 2017, compared to $1,062.0 million in 2016 reflecting higher sales volume, primarily driven by the inclusion of a full year of sales from our Allen Edmonds business, and the impact of the 53rd week in 2017. As a percentage of net sales, our gross profit rate increased to 42.0% in 2017, compared to 41.2% in 2016, primarily resulting from an improved mix of our retail versus wholesale sales and a better mix of higher margin brands within our Brand Portfolio segment. In aggregate, retail and wholesale net sales were 69% and 31%, respectively, in 2017 compared to 67% and 33% in 2016. These improvements were partially offset by $4.9 million of incremental cost of goods sold in 2017 related to the amortization of the inventory adjustment required for purchase accounting from our Allen Edmonds acquisition in December 2016, compared to $1.2 million in 2016.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $5.8 million, or 0.6%, to $1,041.8 million in 2018, compared to $1,036.0 million last year, reflecting additional expenses associated with our acquired Vionic and Blowfish Malibu brands, including $3.0 million of incremental amortization of intangible assets, and start-up and duplicate expenses associated with the transition to a new company-operated Brand Portfolio distribution center, partially offset by lower rent and facilities expenses attributable to our smaller store base and the impact of the 53rd week in 2017. As a percentage of net sales, selling and administrative expenses decreased to 36.7% in 2018 from 37.2% last year.

Selling and administrative expenses increased $93.4 million, or 9.9%, to $1,036.0 million in 2017, compared to $942.6 million in 2016 primarily driven by higher costs associated with our expanded store base, reflecting the impact of our Allen Edmonds business, incremental expenses associated with the 53rd week and higher cash and stock-based incentive compensation. As a percentage of net sales, selling and administrative expenses were 37.2% in 2017 and 36.6% in 2016.

Impairment of Goodwill and Intangible Assets
We recognized impairment charges of $98.0 million ($83.0 million on an after-tax basis, or $1.93 per diluted share) during 2018 for the impairment of goodwill and the tradename associated with our Allen Edmonds business. The impairment charges were primarily driven by the decision to change the brand's pricing structure to be less promotional in the future, which resulted in a decline in projected revenue. In addition, rising interest rates and less favorable operating results in 2018 contributed to the need for the impairment charges. There were no corresponding impairment charges in 2017 or 2016. Refer to Note 1 and Note 11 to the consolidated financial statements for additional information related to these charges.

Restructuring and Other Special Charges, Net
Restructuring and other special charges were $16.1 million in 2018, compared to $4.9 million in 2017 as follows:

•
$5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) for integration and reorganization costs related to our men's business, compared to $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share) in 2017;

•
Acquisition and integration-related costs of $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) for Vionic and $0.3 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) for Blowfish Malibu;

•	Transition costs related to our distribution centers of $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share);

•	Brand Portfolio brand exit costs of $0.6 million ($0.5 million on an after-tax basis, or $0.01 per diluted share); and

•
Costs associated with the restructuring of our retail operations of $0.4 million ($0.3 million on an after-tax basis, or $0.01 per diluted share), compared to $0.9 million ($0.6 million on after-tax basis, or $0.02 per diluted share) in 2017.

The nature of the above charges are more fully described in the Financial Highlights section above as well as Note 5 to the consolidated financial statements.

During 2016, we incurred restructuring and other special charges of $23.4 million related to the impairment of the Shoes.com note receivable, the impairment of our investment in a nonconsolidated affiliate, the acquisition and integration of Allen Edmonds, the planned exit of our China e-commerce business and other organizational changes within our Brand Portfolio segment. Refer to Note 5 to the consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $127.3 million, or 99.7%, to $0.4 million in 2018, compared to $127.7 million last year, primarily reflecting the $98.0 million impairment charge related to goodwill and intangible assets in 2018 and the higher restructuring and other special charges noted above.

Operating earnings increased $31.7 million, or 33.0%, to $127.7 million in 2017, compared to $96.0 million in 2016, primarily reflecting the full year impact of the Allen Edmonds business in 2017, as well as improved operating results at Famous Footwear.

Interest Expense, Net
Interest expense, net increased $1.0 million, or 5.5%, to $18.3 million in 2018, compared to $17.3 million last year, reflecting higher interest expense on our revolving credit agreement. We used our revolving credit agreement to fund the acquisition of Vionic in the third quarter of 2018. In 2017, our interest expense related primarily to the borrowings for the Allen Edmonds acquisition which was fully paid off in the fourth quarter of 2017. We anticipate higher interest expense going forward until we pay down the revolving credit agreement.

Interest expense, net increased $3.6 million, or 26.2%, to $17.3 million in 2017, compared to $13.7 million in 2016, reflecting higher interest expense on our revolving credit agreement, which was used to fund the acquisition of Allen Edmonds in the fourth quarter of 2016 and fully paid off in 2017. In addition, we capitalized interest of $1.4 million in 2016 associated with the expansion and modernization of our Lebanon, Tennessee distribution center, with no interest capitalized in 2017.

Loss on Early Extinguishment of Debt
In the fourth quarter of 2018, the Company incurred a loss on early extinguishment of debt of $0.2 million related to the Fourth Amended and Restated Credit Agreement ("Former Credit Agreement") prior to maturity. There were no corresponding losses in 2017 or 2016. Refer to Note 12 to the consolidated financial statements for additional information related to this charge.

Other Income, Net
During the first quarter of 2018, we adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires the non-service cost components of pension and other postretirement benefit income to be included in non-operating income, as further discussed in Note 1 to the consolidated financial statements. As a result of the retrospective adoption of the ASU, we reclassified $12.3 million and $15.0 million of non-service cost components of net periodic benefit income in 2017 and 2016, respectively, to other income, net in the consolidated statements of earnings. Refer to Note 6 to the consolidated financial statements for additional information related to our retirement plans.

Income Tax Benefit (Provision)
Our consolidated effective tax rate was 4.7% in 2018, compared to 28.9% in 2017 and 32.0% in 2016. In 2018, our effective tax rate was impacted by several factors, including the non-deductibility of our goodwill impairment charge of $38.0 million, as further discussed in Note 11 to the consolidated financial statements. In addition, discrete tax benefits totaling $5.9 million were recognized in 2018, primarily reflecting adjustments associated with the Tax Cuts and Jobs Act (the "Act") and related actions for state and other international jurisdictions (in aggregate, "income tax reform"). Refer to further discussion in Note 7 to the consolidated financial statements. In addition, our foreign earnings are generally subject to lower tax rates and therefore a higher mix of foreign earnings also results in a lower consolidated effective tax rate. If the discrete tax benefits and the impairment charges had not been recognized, the Company's 2018 effective tax rate would have been 22.3%, which is lower than prior periods due to the lower tax rates associated with income tax reform effective beginning in 2018.

Our discrete tax benefits last year included $1.3 million related to share-based compensation as a result of the adoption of ASU 2016-09 during 2017, which required prospective recognition of excess tax benefits and deficiencies in the statements of earnings (loss).  If the discrete tax benefits had not been recognized, the Company's full fiscal year 2017 effective tax rate would have been 30.8%, which is lower than 2016, reflecting a higher mix of international earnings in the Company's lowest tax rate jurisdictions and the impact of income tax reform.

Refer to Note 7 to the consolidated financial statements for additional information regarding our tax rates.

Net (Loss) Earnings Attributable to Caleres, Inc.
Consolidated net loss attributable to Caleres, Inc. was $5.4 million in 2018, compared to net earnings of $87.2 million last year and $65.7 million in 2016.

Geographic Results
We have both domestic and foreign operations. Domestic operations include the nationwide operation of our Famous Footwear and other branded retail footwear stores, the wholesale distribution of footwear to numerous retail consumers and the operation of our e-commerce websites. Foreign operations primarily consist of wholesale operations in the Far East and Canada, retail operations in Canada and Italy and the operation of our international e-commerce websites. In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries. The breakdown of domestic and foreign net sales and earnings before income taxes is as follows:

	2018		2017		2016
		Earnings (Loss) Before		Earnings Before		Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,656.9	$40.0	$2,611.5	$78.2	$2,385.1	$60.9
Foreign	177.9	(45.8)	174.1	44.5	194.3	36.4
	$2,834.8	$(5.8)	$2,785.6	$122.7	$2,579.4	$97.3

As a percentage of sales, the pre-tax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion of the unallocated corporate administrative and other costs in domestic earnings. In 2018, our foreign earnings were impacted by the goodwill and tradename impairment charges described earlier.

FAMOUS FOOTWEAR
	2018		2017		2016
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,606.8	100.0%	$1,637.6	100.0%	$1,590.1	100.0%
Cost of goods sold	916.0	57.0%	913.2	55.8%	887.5	55.8%
Gross profit	690.8	43.0%	724.4	44.2%	702.6	44.2%
Selling and administrative expenses	605.1	37.7%	631.6	38.6%	618.9	38.9%
Restructuring and other special charges, net	0.4	0.0%	0.6	0.0%	—	—%
Operating earnings	$85.3	5.3%	$92.2	5.6%	$83.7	5.3%

Key Metrics
Same-store sales % change (on a 52-week basis)	1.5%		1.4%		0.6%
Same-store sales $ change (on a 52-week basis)	$23.8		$21.7		$9.7
Sales change from 53rd week	$(19.7)		$19.7		$—
Sales change from new and closed stores, net (on a 52-week basis)	$(34.5)		$5.5		$7.9
Impact of changes in Canadian exchange rate on sales	$(0.4)		$0.6		$(0.2)

Sales per square foot, excluding e-commerce (on a 52-week basis)	$220		$218		$216
Square footage (thousands sq. ft.)	6,552		6,972		6,986

Stores opened	17		34		49
Stores closed	51		63		40
Ending stores	992		1,026		1,055

Net Sales
Net sales decreased $30.8 million, or 1.9%, to $1,606.8 million in 2018, compared to $1,637.6 million last year, primarily driven by a decrease in our store base, which resulted in a $34.5 million decrease in sales from new and closed stores, and a $19.7 million decrease due to the inclusion of the 53rd week in 2017. Since 2016, we have had net closures of 63 stores, or 6%, as we continue to focus on optimizing our store base and eliminating underperforming locations. These decreases were partially offset by growth in same-store sales, which uses comparable retail calendar weeks from the prior year, of 1.5% and continued growth in e-commerce sales. Famous Footwear experienced strong growth in sales of lifestyle athletic product and positive trends in sandals and boots, partially offset by weakness in some of our core athletic brands. Sales per square foot, excluding e-commerce, increased 1.1% to $220, compared to $218 last year. Members of Rewards, our customer loyalty program, continue to account for a majority of the segment's sales, with approximately 76% of our net sales to Rewards members in 2018 and 75% in 2017 and 2016. In early 2019, we introduced a new Rewards program, "Famously You Rewards", that we believe will increase membership, improve the frequency of store and online visits and allow the consumer to move more seamlessly between the store and online shopping experience.

Net sales increased $47.5 million, or 3.0%, to $1,637.6 million in 2017, compared to $1,590.1 million in 2016. The increase was primarily driven by a 1.4% increase in same-store sales and the impact of the 53rd week in 2017. Famous Footwear experienced growth in e-commerce sales and reported improvement in the online conversion rate, due in part to the successful implementation of our buy online, pick up in store initiative in early 2017. Strong e-commerce sales were partially offset by a decline in customer traffic at our retail store locations. The segment experienced sales growth in lifestyle athletic and sport-influenced product. Sales per square foot, excluding e-commerce, increased 1.1% to $218, compared to $216 in 2016.

Gross Profit
Gross profit decreased $33.6 million, or 4.6%, to $690.8 million in 2018, compared to $724.4 million in 2017, reflecting lower net sales and a lower gross profit rate, driven by a more competitive and promotional retail environment. As a percentage of net sales, our gross profit rate decreased to 43.0% in 2018, compared to 44.2% in 2017, reflecting a shift in product mix from higher margin performance athletics to lower margin lifestyle athletics. In addition, we experienced a significant increase in our e-commerce business. Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental freight expenses. We expect the trend toward a higher mix of e-commerce sales to continue.

Gross profit increased $21.8 million, or 3.1%, to $724.4 million in 2017, compared to $702.6 million in 2016 due to higher net sales. As a percentage of net sales, our gross profit rate remained consistent at 44.2%. During 2017, our gross profit rate was positively impacted by higher product margins, offset by higher promotional point redemptions by our Rewards members, due to the growth of that program.

Selling and Administrative Expenses
Selling and administrative expenses decreased $26.5 million, or 4.2%, to $605.1 million during 2018, compared to $631.6 million last year. The decrease was driven by lower rent and facilities expense attributable to our smaller store base and the impact of the incremental week of expenses associated with the 53rd week in 2017. As a percentage of net sales, selling and administrative expenses decreased to 37.7% in 2018 from 38.6% last year.

Selling and administrative expenses increased $12.7 million, or 2.1%, to $631.6 million during 2017, compared to $618.9 million in 2016. The increase was primarily driven by an incremental week of expenses associated with the 53rd week in 2017 and higher expenses related to cash-based incentive compensation, partially offset by lower marketing costs. As a percentage of net sales, selling and administrative expenses decreased to 38.6% in 2017 from 38.9% in 2016.

Restructuring and Other Special Charges, Net
We incurred restructuring and other special charges of $0.4 million and $0.6 million in 2018 and 2017, respectively, related to the restructuring of our retail operations, as further discussed in Note 5 to the consolidated financial statements. There were no corresponding costs in 2016.

Operating Earnings
Operating earnings decreased $6.9 million, or 7.5%, to $85.3 million for 2018, compared to $92.2 million last year, reflecting lower net sales and the other factors described above. As a percentage of net sales, our operating earnings decreased slightly to 5.3% for 2018 from 5.6% for 2017.

Operating earnings increased $8.5 million, or 10.1%, to $92.2 million for 2017, compared to $83.7 million in 2016. As a percentage of net sales, our operating earnings increased to 5.6% for 2017, compared to 5.3% for 2016.

BRAND PORTFOLIO
	2018		2017		2016
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,228.0	100.0%	$1,148.0	100.0%	$989.3	100.0%
Cost of goods sold	762.5	62.1%	703.8	61.3%	629.9	63.7%
Gross profit	465.5	37.9%	444.2	38.7%	359.4	36.3%
Selling and administrative expenses	399.1	32.5%	362.4	31.6%	279.3	28.2%
Impairment of goodwill and intangible assets	98.0	8.0%	—	—%	—	—%
Restructuring and other special charges, net	10.6	0.8%	1.6	0.1%	3.9	0.4%
Operating (loss) earnings	$(42.2)	(3.4)%	$80.2	7.0%	$76.2	7.7%

Key Metrics
Direct-to-consumer (% of net sales) (1)	29%		26%		19%
Wholesale/retail sales mix (%)	80%/20%		74%/26%		85%/15%
Change in wholesale net sales ($) (2)	$85.7		$(1.7)		$(38.4)
Unfilled order position at year-end	$331.6		$262.1		$263.1

Same-store sales % change (on a 52-week basis) (3)	(0.1)%		6.4%		(2.9)%
Same-store sales $ change (on a 52-week basis) (3)	$(0.1)		$7.5		$(3.4)
Sales change from 53rd week	$(3.7)		$3.7		$—
Sales change from new and closed stores, net (on a 52-week basis)	$(1.3)		$22.2		$7.8
Sales change from acquired Allen Edmonds retail stores (on a 52-week basis) (4)	N/A		$126.0		$19.3
Impact of changes in Canadian exchange rate on retail sales	$(0.6)		$1.0		$(0.8)

Sales per square foot, excluding e-commerce (on a 52-week basis) (3)	$417		$327		$314
Square footage, end of year (thousands sq. ft.)	394		405		409

Stores opened	7		15		77
Stores closed	14		13		8
Ending stores	229		236		234

(1) Direct-to-consumer includes sales of our retail stores and e-commerce sites, sales to online-only retailers and sales through customers’ websites that we fulfill on a drop-ship basis.

(2)	The 2018 wholesale net sales change includes sales from our acquired Vionic and Blowfish Malibu brands of $45.3 million and $15.2 million, respectively.
(3) Because these metrics require stores to be included in our results for 13 continuous months, the calculations for 2017 and 2016 exclude our Allen Edmonds business, which was acquired in December 2016.

(4)	This metric represents net sales from our 69 acquired Allen Edmonds retail stores for 2017 and 2016. The sales change from these retail stores for 2018 is included in the same-store sales metric.

Net Sales
Net sales increased $80.0 million, or 7.0%, to $1,228.0 million in 2018, compared to $1,148.0 million last year. The increase primarily reflects our acquisitions of Vionic in October 2018 and Blowfish Malibu in July 2018, which contributed $45.3 million and $15.2 million in net sales, respectively, for 2018. We also experienced higher net sales of our Sam Edelman, Franco Sarto and LifeStride brands, partially offset by lower sales from Allen Edmonds and the impact of the 53rd week in 2017. We opened seven stores and closed 14 stores during 2018, resulting in a total of 229 stores at the end of 2018. Sales per square foot, excluding e-commerce, increased 27.8% to $417, compared to $327 last year, primarily driven by the inclusion of the Allen Edmonds retail stores in this metric for 2018. Our unfilled order position for our wholesale business increased $69.5 million, or 26.5%, to $331.6 million at the end of 2018, compared to $262.1 million at the end of last year, primarily due to the inclusion of $94.5 million from our recently acquired brands, Vionic and Blowfish Malibu.

Net sales increased $158.7 million, or 16.0%, to $1,148.0 million in 2017, compared to $989.3 million in 2016. The increase was driven by higher net sales of $154.3 million from our Allen Edmonds business, which was acquired in the fourth quarter of 2016, and higher net sales of our Sam Edelman, LifeStride, Vince and Naturalizer brands, partially offset by lower sales from our Via Spiga, Franco Sarto and Carlos brands. Our retail net sales benefited from our acquired Allen Edmonds retail stores, a net increase in new and closed stores, an increase in same-store sales of 6.4% and the impact of the 53rd week in 2017. We opened 15 stores and closed 13 stores during 2017, resulting in a total of 236 stores at the end of 2017. Sales per square foot, excluding e-commerce, increased 3.9% to $327, compared to $314 in 2016. Our unfilled order position for our wholesale sales decreased $1.0 million, or 0.4%, to $262.1 million at the end of 2017, compared to $263.1 million at the end of 2016.

Gross Profit
Gross profit increased $21.3 million, or 4.8%, to $465.5 million in 2018, compared to $444.2 million last year, primarily reflecting net sales growth, partially offset by the incremental cost of goods sold related to purchase accounting inventory adjustments and incremental markdowns related to the brands we decided to exit. In 2018, the Brand Portfolio segment recognized $10.6 million ($7.9 million on an after-tax basis, or $0.18 per diluted share) of incremental cost of goods sold related to purchase accounting inventory adjustments, as further discussed in the Overview section above, compared to $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in 2017. The segment also recognized $1.8 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) of incremental cost of goods sold associated with the decision to exit our DVF and GBB brands. As a percentage of sales, our gross profit rate decreased to 37.9% in 2018, compared to 38.7% last year, reflecting higher markdowns and allowances as a result of a more promotional retail environment, incremental cost of goods sold and a higher mix of wholesale versus retail sales. Traditionally, our wholesale operations have a lower gross profit rate than our retail business. In addition, our growing mix of e-commerce business results in lower margins due to the incremental freight expenses.

Gross profit increased $84.8 million, or 23.6%, to $444.2 million in 2017, compared to $359.4 million in 2016, primarily as a result of the Allen Edmonds business we acquired in 2016. As a percentage of sales, our gross profit rate increased to 38.7% in 2017, compared to 36.3% in 2016 primarily resulting from a higher mix of retail versus wholesale sales in 2017. The Brand Portfolio segment recognized $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in cost of goods sold during 2017 related to the amortization of the Allen Edmonds inventory fair value adjustment required for purchase accounting, compared to $1.2 million in 2016.

Selling and Administrative Expenses
Selling and administrative expenses increased $36.7 million, or 10.1%, to $399.1 million during 2018, compared to $362.4 million last year, driven by expenses related to our recently acquired Vionic and Blowfish Malibu businesses, including $3.0 million of incremental amortization of intangible assets, and approximately $7 million of initial start-up and duplicate expenses associated with our transition in early 2018 to a new company-operated distribution center. Strong growth in e-commerce sales has also driven freight and warehouse expenses higher and we expect this trend to continue. These increases were partially offset by the impact of incremental expenses in 2017 associated with the 53-week fiscal year. As a percentage of net sales, selling and administrative expenses increased to 32.5% in 2018 from 31.6% last year, reflecting the above named factors.

Selling and administrative expenses increased $83.1 million, or 29.8%, to $362.4 million during 2017, compared to $279.3 million in 2016, primarily driven by higher costs associated with our expanded store base, reflecting the impact of our Allen Edmonds business, higher anticipated payments under our cash-based incentive plans and incremental expenses associated with the 53rd week. As a percentage of net sales, selling and administrative expenses increased to 31.6% in 2017 from 28.2% in 2016, reflecting the above named factors.

Impairment of Goodwill and Intangible Assets
We incurred impairment charges of $98.0 million during 2018 for the impairment of goodwill and the tradename for our Allen Edmonds business. The impairment charges were driven by several factors, including the decision to change the brand's pricing structure to be less promotional in the future, which resulted in a decline in projected revenue. In addition, rising interest rates and less favorable operating results in 2018 contributed to the need for the impairment charges. There were no corresponding impairment charges in 2017 or 2016. See Note 1 and Note 11 to the consolidated financial statements for additional information related to the impairment.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $10.6 million in 2018 were comprised of $5.4 million for the integration and reorganization of our men's brands, $4.5 million of expenses related to the transition of two of our distribution centers and $0.6 million of costs associated with the decision to exit the DVF and GBB brands. In 2017, restructuring and other special charges of $1.6 million were attributable to the integration and reorganization of our men's business and restructuring of our retail operations. In 2016, restructuring and other special charges of $3.9 million were attributable to business exit and restructuring charges, certain Allen Edmonds acquisition and integration costs and other charges. Refer to Note 2 and Note 5 to the consolidated financial statements for additional information related to these charges.

Operating (Loss) Earnings
Operating loss was $42.2 million in 2018, compared to earnings of $80.2 million last year, reflecting the $98.0 million impairment of goodwill and intangible assets and other factors described above. As a percentage of net sales, our operating loss was 3.4% in 2018, compared to operating earnings of 7.0% last year.

Operating earnings increased $4.0 million, or 5.2%, to $80.2 million in 2017, compared to $76.2 million in 2016, primarily reflecting the full year impact of our Allen Edmonds business, net of the incremental cost of goods sold adjustment of $4.9 million related to purchase accounting and other factors described above. As a percentage of net sales, operating earnings increased to 7.0% in 2017, compared to 7.7% in 2016.

OTHER
The Other category includes unallocated corporate administrative and other costs and recoveries. Costs of $42.7 million, $44.8 million, and $64.0 million were incurred in 2018, 2017 and 2016, respectively.

The $2.1 million decrease in costs in 2018 compared to last year was primarily a result of the following factors:

•	An improvement in our medical claims expense, for which we are self-insured, and

•	Lower professional fees; partially offset by

•
Acquisition and integration-related costs for Vionic and Blowfish Malibu of $4.8 million, compared to costs of $2.5 million for the integration and reorganization of our men's brands in 2017. Refer to Note 2 and Note 5 to the consolidated financial statements for further discussion.

The $19.2 million decrease in costs in 2017 compared to 2016 was primarily a result of the following factors:

•	The non-recurrence of the $7.3 million impairment of the Shoes.com note receivable in 2016, as further discussed in Note 5 to the consolidated financial statements;

•	The non-recurrence of the $7.0 million impairment of the investment in a nonconsolidated affiliate in 2016, as further discussed in Note 5 to the consolidated financial statements; and

•	Lower costs associated with our acquisition and integration of Allen Edmonds in 2016, as further discussed in Note 2 and Note 5 to the consolidated financial statements.

RESTRUCTURING AND OTHER INITIATIVES
During 2018, we incurred restructuring and other special charges of $16.1 million, including $5.8 million related to the integration and reorganization of our men's business, $4.5 million associated with the transition of two of our distribution centers, $4.5 million of acquisition and integration-related costs for Vionic, $0.6 million related to the decision to exit our DVF and GBB brands, $0.4 million related to the restructuring of our retail operations, and $0.3 million of acquisition and integration-related costs for Blowfish Malibu.

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

Refer to the Financial Highlights section above and Note 2 and Note 5 to the consolidated financial statements for additional information related to these charges.

IMPACT OF INFLATION AND CHANGING PRICES
While we have felt the effects of inflation on our business and results of operations, it has not had a significant impact over the last three years. Inflation can have a long-term impact on our business because increasing costs of materials and labor may impact our ability to maintain satisfactory profit rates. For example, our products are manufactured in other countries, and a decline in the value of the U.S. dollar and the impact of labor shortages in China or other countries may result in higher manufacturing costs. Similarly, any potential significant shortage of quantities or increases in the cost of the materials that are used in our manufacturing process, such as leather and other materials or resources, could have a material negative impact on our business and results of operations. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on consumer spending, in which case our net sales and profit rates could decrease. Moreover, increases in inflation may not be matched by increases in wages, which also could have a negative impact on consumer spending. If we incur increased costs that are unable to be recovered through price increases, or if consumer spending decreases generally, our business, results of operations, financial condition and cash flows may be adversely affected. In an effort to mitigate the impact of these incremental costs on our operating results, we expect to pass on some portion of the cost increases to our consumers and adjust our business model, as appropriate, to minimize the impact of higher costs. Further discussion of the potential impact of inflation and changing prices is included in Item 1A, Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	February 2, 2019	February 3, 2018	Increase
Borrowings under revolving credit agreement	$335.0	$—	$335.0
Long-term debt	197.9	197.5	0.4
Total debt	$532.9	$197.5	$335.4

Total debt obligations increased $335.4 million to $532.9 million at the end of 2018, compared to $197.5 million at the end of last year, reflecting higher borrowings under our revolving credit agreement, which was used to fund the acquisition of Vionic in October 2018. Net interest expense in 2018 was $18.3 million, compared to $17.3 million in 2017 and $13.7 million in 2016. The increase in net interest expense in 2018 was attributable to higher average borrowings under our revolving credit agreement due to $360 million in borrowings used to fund the acquisition of Vionic. The increase in net interest expense in 2017 was attributable to higher average borrowings under our revolving credit agreement due to the acquisition of Allen Edmonds in December 2016. The balance on the revolving credit agreement at the end of 2016 was paid down throughout 2017.

Credit Agreement
The Company maintains a revolving credit facility for working capital needs. On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into the Former Credit Agreement, which was further amended on July 20, 2015 to release all of the Company’s subsidiaries that were borrowers under or that guaranteed the Former Credit Agreement other than Sidney Rich Associates, Inc. and BG Retail, LLC. Allen Edmonds and Vionic were joined to the Agreement as guarantors on December 13, 2016 and October 31, 2018, respectively. After giving effect to the joinders, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Former Credit Agreement. On January 18, 2019, the Loan Parties entered into a Third Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") to extend the maturity date to January 18, 2024 and change the borrowing capacity under the Former Credit Agreement from an aggregate amount of up to $600.0 million to an aggregate amount of up to $500.0 million, with the option to increase by up to $250.0 million. The Credit Agreement also reduces upfront and unused borrowing fees, provides for less restrictive covenants and offers more flexibility.

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

We were in compliance with all covenants and restrictions under the Credit Agreement as of February 2, 2019. Refer to further discussion regarding the Credit Agreement in Note 12 to the consolidated financial statements.

At February 2, 2019, we had $335.0 million borrowings and $10.5 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $154.5 million at February 2, 2019.

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

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of February 2, 2019, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Working Capital and Cash Flow

	February 2, 2019	February 3, 2018
Working capital ($ millions) (1)	$123.1	$416.6
Current ratio (2)	1.14:1	1.97:1
Debt-to-capital ratio (3)	45.6%	21.5%

(1)	Working capital has been computed as total current assets less total current liabilities.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities.

(3)
Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at February 2, 2019, was $123.1 million, which was $293.5 million lower than at February 3, 2018. Our current ratio was 1.14 to 1 at February 2, 2019, compared to 1.97 to 1 at February 3, 2018. The decrease in working capital and the current ratio reflects the impact of the Vionic acquisition in 2018, which was funded with borrowings under our revolving credit agreement. A significant portion of the purchase price of Vionic was allocated to noncurrent assets, such as goodwill and other intangible assets that are excluded from working capital, while the entire purchase price was funded using current liabilities. We plan to pay down the remaining borrowings under our revolving credit agreement over the next two years. Our debt-to-capital ratio was 45.6% as of February 2, 2019, compared to 21.5% at February 3, 2018, primarily reflecting the higher borrowings under our revolving credit agreement described above.

	2018	2017	(Decrease) Increase in Cash and Cash Equivalents
Net cash provided by operating activities	$129.6	$191.4	$(61.8)
Net cash used for investing activities	(436.4)	(51.2)	(385.2)
Net cash provided by (used for) financing activities	273.2	(131.8)	405.0
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.3	(0.5)
(Decrease) increase in cash and cash equivalents	$(33.8)	$8.7	$(42.5)

At February 2, 2019, we had $30.2 million of cash and cash equivalents, approximately half of which represents the accumulated unremitted earnings of our foreign subsidiaries.

Cash provided by operating activities was $61.8 million lower in 2018 than last year, reflecting the following factors:

•
An increase in our inventories due to earlier receipt of spring product from our Brand Portfolio factory partners, due to an earlier holiday shutdown period for Chinese New Year, compared to a decrease in inventory in 2017 and

•	A decrease in net income taxes due in part to the impact of tax reform, partially offset by

•	A larger increase in accrued expenses and other liabilities compared to 2017 and

•	A larger increase in trade accounts payable reflecting the higher level of inventory.

Cash used for investing activities was $385.2 million higher in 2018 than last year, primarily reflecting the acquisition costs of Blowfish Malibu in July 2018 and Vionic in October 2018, as further discussed in Note 2 to the consolidated financial statements. In addition, we had higher purchases of property and equipment in 2018 as a result of our investments in our new leased Brand Portfolio warehouses in California. In 2019, we expect purchases of property and equipment and capitalized software of approximately $60 million.

Cash provided by financing activities was $405.0 million higher in 2018 than last year, primarily due to the $360.0 million of borrowings under our revolving credit agreement for the acquisition of Vionic, of which $25.0 million was repaid during 2018, partially offset by higher repurchases of shares under our stock repurchase programs during 2018. During 2017, we had net repayments on our revolving credit agreement for the December 2016 Allen Edmonds acquisition.

We paid dividends of $0.28 per share in each of 2018, 2017 and 2016. The 2018 dividends marked the 96th year of consecutive quarterly dividends. On March 14, 2019, the Board of Directors declared a quarterly dividend of $0.07 per share, payable April 9, 2019, to shareholders of record on March 26, 2019, marking the 384th consecutive quarterly dividend to be paid by the Company. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting issues require management estimates and judgments for the preparation of financial statements. Our most significant policies requiring the use of estimates and judgments are listed below.

Inventories
Inventories are our most significant asset, representing approximately 37% of total assets at the end of 2018. We value inventories at the lower of cost and net realizable value with 88% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

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

Income Taxes
We record deferred taxes for the effects of timing differences between financial and tax reporting. These differences relate principally to employee benefit plans, accrued expenses, bad debt reserves, goodwill and intangible assets, depreciation and amortization and inventory.

On December 22, 2017, the Tax Cuts and Jobs Act ("the Act") was signed into law, making significant changes to the U.S. Internal Revenue Code. In response to the Act, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. We have accounted for the Act in accordance with the provisions of SAB 118. The Act includes the Global Intangibles Low-taxed Income ("GILTI") provision, a new minimum tax on global intangible low-taxed income, the Base Erosion Anti-Avoidance ("BEAT"), a new tax for certain payments to foreign related parties and the Foreign-Derived Intangible Income ("FDII") provision, a tax incentive to earn income from the sale, lease or license of goods and services abroad. The Company has elected to account for the GILTI provision as a period cost in the year the taxes are incurred and therefore, deferred tax assets and liabilities of our foreign subsidiaries have not been adjusted for these provisions. Refer to Note 7 to the consolidated financial statements for additional information regarding the impact of the Act and SAB 118.

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

As of February 2, 2019, we have net operating losses and other carryforwards at certain of our subsidiaries. We evaluate these carryforwards for realization based upon their expiration dates and our expectations of future taxable income. As deemed appropriate, valuation reserves are recorded to adjust the recorded value of these carryforwards to the expected realizable value.

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

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. In accordance with ASC 350, Intangibles-Goodwill and Other, a company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired. If, after completing the qualitative assessment, a company believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, goodwill impairment is recognized for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill. We perform impairment tests during the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required. Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

We elected to perform the optional qualitative assessment in 2018 for all reporting units except our Allen Edmonds reporting unit. The Company performed a quantitative assessment for the Allen Edmonds reporting unit. The quantitative test is a fair value-based test applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compared the fair value of our Allen Edmonds reporting unit to the carrying value of that reporting unit. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of the reporting unit is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expenses, capital expenditures, depreciation, amortization and working capital requirements are based on the past performance of the reporting units as well as our internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations. We also considered assumptions that market participants may use. The estimate of the fair value of our Allen Edmonds reporting unit was based on the best information available to us as of the date of the assessment. In our quantitative assessment of goodwill, our net sales and earnings projections, growth rates and discount rates require significant management judgment and are the assumptions to which the fair value calculation is the most sensitive. Changes in any of these assumptions, including the impact of external factors such as interest rates, could result in the calculated fair value falling below the carrying value in future assessments. During 2018, we recorded a non-cash impairment charge of $38.0 million for the impairment of goodwill of our Allen Edmonds reporting unit. Refer to Note 11 to the consolidated financial statements for further discussion.

We tested our indefinite-lived intangible assets utilizing the relief-from-royalty method to determine the estimated fair value of each indefinite-lived intangible asset. The relief-from-royalty method estimates the theoretical royalty savings from ownership of the intangible asset. Key assumptions used in our assessments include net sales projections, discount rates and royalty rates. Royalty rates are established by management based on comparable trademark licensing agreements in the market.  The net sales projections, discount rates and royalty rates utilized in our quantitative assessments of indefinite-lived intangible assets require significant management judgment and are the assumptions to which the fair value calculation is most sensitive. Changes in any of these assumptions could negatively impact the fair value calculation, potentially resulting in an impairment charge in future assessments. During 2018, we recorded a non-cash impairment charge of $60.0 million for the impairment of the Allen Edmonds indefinite-lived tradename. The impairment charge was primarily driven by the decision to change the brand's pricing structure to be less promotional in the future, which resulted in a decline in projected revenue, as well as rising interest rates. Refer to Note 11 to the consolidated financial statements for further discussion. In addition, as a result of impairment indicators for the Allen Edmonds business, we tested for impairment the definite-lived customer relationship intangible asset associated with the Allen Edmonds business as of the first day of our fourth fiscal quarter. The fair value of the customer relationship intangible asset was determined using the excess earnings method. The fair value exceeded the carrying value and therefore, no impairment charge was recorded.

The goodwill impairment testing and other indefinite-lived intangible asset impairment reviews were performed as of the first day of our fourth fiscal quarter and, other than the Allen Edmonds tradename and goodwill impairment described above, there were no impairment charges. The fair values of our other reporting units and indefinite-lived intangible assets were substantially in excess of the carrying values as of our most recent impairment testing date, except for the reporting units associated with Blowfish Malibu and Vionic, which were acquired in July 2018 and October 2018, respectively. The relationship between the fair value and carrying value of a reporting unit is influenced by many factors, including the length of time that has passed since the reporting unit was initially acquired. Upon acquisition, the carrying value of the reporting unit typically approximates its fair value. Therefore, the fair value of a recently acquired reporting unit typically approximates its carrying value. Refer to Note 11 to the consolidated financial statements for additional information related to goodwill and intangible assets.

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

During 2018, we acquired two businesses, Blowfish Malibu and Vionic. Refer to further discussion in Note 2 to the consolidated financial statements.

Impact of Prospective Accounting Pronouncements
Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements as of February 2, 2019.

CONTRACTUAL OBLIGATIONS
The table below sets forth our significant future obligations by time period. Further information on certain of these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of February 2, 2019 include the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Borrowings under Credit Agreement	$335.0	$335.0	$—	$—	$—
Long-term debt (1)	200.0	—	—	—	200.0
Interest on long-term debt (1)	62.5	12.5	25.0	25.0	—
Financial instruments (2)	0.6	0.6	—	—	—
Operating lease commitments (3)	850.0	173.9	276.8	186.5	212.8
Capital lease obligation	3.3	1.4	1.9	—	—
Minimum license commitments	21.0	9.1	11.9	—	—
Purchase obligations (4)	650.9	623.7	18.3	3.9	5.0
Mandatory purchase obligation (5)	9.2	—	9.2	—	—
Other (6)	18.5	1.9	3.2	6.2	7.2
Total (7)	$2,151.0	$1,158.1	$346.3	$221.6	$425.0

(1)
Interest on borrowings is at variable rates based on LIBOR or the prime rate, as defined in the Credit Agreement, plus a spread.  The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement.  There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit. Interest obligations, which are variable in nature, are not included in the table above. Refer to Note 12 to the consolidated financial statements.

(1)
Interest obligations have been reflected based on our $200.0 million principal value of Senior Notes at a fixed interest rate of 6.25% as of fiscal year ended February 3, 2019. Refer to Note 12 to the consolidated financial statements.

(2)	Financial instruments reflect the net fair value of our foreign exchange forwards contracts. Refer to Note 14 and Note 15 to the consolidated financial statements.
(3)
The majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the minimum rent obligations, irrespective of our ability to reduce or terminate rental payments in the future, as noted. Refer to Note 13 to the consolidated financial statements.

(4)	Purchase obligations include agreements to purchase assets, goods or services that specify all significant terms, including quantity and price provisions.
(5)	Refer to Note 2 and Note 15 to the consolidated financial statements for further discussion regarding the mandatory purchase obligation associated with the Blowfish Malibu acquisition.
(6)
Includes obligations for our supplemental executive retirement plan and other postretirement benefits, as discussed in Note 6 to the consolidated financial statements, one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as discussed in Note 7 to the consolidated financial statements, and other contractual obligations.

(7)
Excludes liabilities of $7.3 million, $2.4 million and $4.4 million for our non-qualified deferred compensation plan, deferred compensation plan for non-employee directors and restricted stock units for non-employee directors, respectively, due to the uncertain nature in timing of payments. Refer to Note 6, Note 15 and Note 17 to the consolidated financial statements.

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

A description of our accounting policies for derivative financial instruments is included in Notes 1 and 14 to the consolidated financial statements.

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

INTEREST RATES
Our financing arrangements include outstanding variable rate debt under the Credit Agreement and $200.0 million in principal value of 2023 Senior Notes, which bear interest at a fixed rate of 6.25%. Changes in interest rates impact fixed and variable rate debt differently. For fixed-rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable- rate debt will impact interest expense and cash flows.

At February 2, 2019, the fair value of our long-term debt is estimated at approximately $205.5 million based upon the pricing of our 2023 Senior Notes at that time. Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $4.4 million for our long-term debt at February 2, 2019.

Information appearing under the caption Risk Management and Derivatives in Note 14 and Fair Value Measurements in Note 15 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment of the effectiveness of our internal control over financial reporting did not include the internal controls of Blowfish Malibu, which was acquired in July 2018, or Vionic, which was acquired in October 2018, as further discussed in Note 2 to the consolidated financial statements. Both Blowfish Malibu and Vionic are included in the Company's 2018 consolidated financial statements. Blowfish Malibu and Vionic constituted 2.0% and 21.3% of total assets, respectively, as of February 2, 2019; and 0.5% and 1.6% of net sales, respectively, and 0.5% and 0.8% of gross profit, respectively, for the fiscal year ended February 2, 2019. Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of February 2, 2019. The effectiveness of our internal control over financial reporting as of February 2, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Caleres, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Caleres, Inc.’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Caleres, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Blowfish Malibu or Vionic, which are included in the 2018 consolidated financial statements of the Company and constituted 2.0% and 21.3% of total assets, respectively, as of February 2, 2019; 0.5% and 1.6% of net sales, respectively; and 0.5% and 0.8% of gross profit, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Blowfish Malibu or Vionic.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Caleres, Inc. as of February 2, 2019 and February 3, 2018, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended February 2, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated April 2, 2019 expressed an unqualified opinion thereon.
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
April 2, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Caleres, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended February 2, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated April 2, 2019 expressed an unqualified opinion thereon.
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
St. Louis, Missouri
April 2, 2019

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$30,200	$64,047
Receivables, net of allowances of $28,998 in 2018 and $27,098 in 2017	191,722	152,613
Inventories, net of adjustment to last-in, first-out cost of $3,310 in 2018 and $4,038 in 2017	683,171	569,379
Income taxes	4,875	—
Prepaid expenses and other current assets	66,479	60,750
Total current assets	976,447	846,789
Prepaid pension costs	47,826	62,575
Property and equipment, net	230,784	212,799
Deferred income taxes	9,833	2,305
Goodwill	242,531	127,081
Intangible assets, net	307,366	212,087
Other assets	23,781	25,779
Total assets	$1,838,568	$1,489,415

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit agreement	$335,000	$—
Trade accounts payable	316,298	272,962
Employee compensation and benefits	58,593	45,226
Income taxes	6,388	8,222
Other accrued expenses	137,057	103,749
Total current liabilities	853,336	430,159
Other liabilities:
Long-term debt	197,932	197,472
Deferred rent	54,850	53,071
Income taxes	7,786	11,933
Deferred income taxes	49,986	50,667
Other liabilities	39,243	27,151
Total other liabilities	349,797	340,294
Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 41,886,562 and 43,031,689 shares outstanding, net of 4,200,233 and 3,055,106 treasury shares in 2018 and 2017, respectively	419	430
Additional paid-in capital	145,889	136,460
Accumulated other comprehensive loss	(31,601)	(15,170)
Retained earnings	519,346	595,769
Total Caleres, Inc. shareholders’ equity	634,053	717,489
Noncontrolling interests	1,382	1,473
Total equity	635,435	718,962
Total liabilities and equity	$1,838,568	$1,489,415
See notes to consolidated financial statements.

Consolidated Statements of Earnings (Loss)

($ thousands, except per share amounts)	2018	2017	2016
Net sales	$2,834,846	$2,785,584	$2,579,388
Cost of goods sold	1,678,502	1,616,935	1,517,397
Gross profit	1,156,344	1,168,649	1,061,991
Selling and administrative expenses	1,041,765	1,036,051	942,595
Impairment of goodwill and intangible assets	98,044	—	—
Restructuring and other special charges, net	16,134	4,915	23,404
Operating earnings	401	127,683	95,992
Interest expense, net	(18,277)	(17,325)	(13,731)
Loss on early extinguishment of debt	(186)	—	—
Other income, net	12,308	12,348	14,993
(Loss) earnings before income taxes	(5,754)	122,706	97,254
Income tax benefit (provision)	273	(35,475)	(31,168)
Net (loss) earnings	(5,481)	87,231	66,086
Net (loss) earnings attributable to noncontrolling interests	(40)	31	428
Net (loss) earnings attributable to Caleres, Inc.	(5,441)	87,200	65,658

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.13)	$2.03	$1.52

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.13)	$2.02	$1.52
See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

($ thousands)	2018	2017	2016
Net (loss) earnings	$(5,481)	$87,231	$66,086
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(1,224)	1,116	1,045
Pension and other postretirement benefits adjustments	(13,883)	18,794	(24,728)
Derivative financial instruments	(1,375)	1,101	(934)
Other comprehensive (loss) income, net of tax	(16,482)	21,011	(24,617)
Comprehensive (loss) income	(21,963)	108,242	41,469
Comprehensive (loss) income attributable to noncontrolling interests	(91)	104	381
Comprehensive (loss) income attributable to Caleres, Inc.	$(21,872)	$108,138	$41,088
See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2018	2017	2016
Operating Activities
Net (loss) earnings	$(5,481)	$87,231	$66,086
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	45,540	45,799	39,419
Amortization of capitalized software	10,136	14,198	13,007
Amortization of intangibles	7,021	4,073	3,705
Amortization of debt issuance costs and debt discount	2,210	1,761	1,726
Loss on early extinguishment of debt	186	—	—
Share-based compensation expense	13,805	11,298	7,725
Excess tax benefit related to share-based plans	—	—	(2,251)
Loss on disposal of property and equipment	2,396	1,288	1,065
Impairment charges for property and equipment	3,665	3,775	1,586
Impairment of note receivable	—	—	7,281
Impairment of investment in nonconsolidated affiliate	—	—	7,000
Impairment of intangible assets	98,044	—	—
Deferred rent	1,779	1,947	4,618
Deferred income taxes	(6,922)	(1,424)	(5,303)
Provision for doubtful accounts	518	1,336	1,384
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	(2,635)	(828)	5,433
Inventories	(51,676)	18,099	13,835
Prepaid expenses and other current and noncurrent assets	(6,064)	(32,096)	14,226
Trade accounts payable	17,236	6,160	16,074
Accrued expenses and other liabilities	19,350	2,247	(15,051)
Income taxes, net	(17,736)	26,208	1,329
Other, net	(1,783)	303	728
Net cash provided by operating activities	129,589	191,375	183,622

Investing Activities
Purchases of property and equipment	(62,483)	(44,720)	(50,523)
Capitalized software	(4,416)	(6,458)	(9,039)
Acquisition of Allen Edmonds, net of cash received	—	—	(259,932)
Acquisition of Blowfish Malibu, net of cash received	(16,792)	—	—
Acquisition of Vionic, net of cash received	(352,666)	—	—
Net cash used for investing activities	(436,357)	(51,178)	(319,494)

Financing Activities
Borrowings under revolving credit agreement	360,000	454,000	623,000
Repayments under revolving credit agreement	(25,000)	(564,000)	(513,000)
Repayments of capital lease obligations	(406)	—	—
Dividends paid	(11,983)	(12,027)	(12,104)
Debt issuance costs	(1,298)	—	—
Acquisition of treasury stock	(43,771)	(5,993)	(23,139)
Issuance of common stock under share-based plans, net	(4,372)	(3,816)	(4,188)
Excess tax benefit related to share-based plans	—	—	2,251
Net cash provided by (used for) financing activities	273,170	(131,836)	72,820
Effect of exchange rate changes on cash and cash equivalents	(249)	354	233
(Decrease) increase in cash and cash equivalents	(33,847)	8,715	(62,819)
Cash and cash equivalents at beginning of year	64,047	55,332	118,151
Cash and cash equivalents at end of year	$30,200	$64,047	$55,332
See notes to consolidated financial statements, including the supplemental disclosures on cash flows in Note 1.

Consolidated Statements of Shareholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Caleres, Inc. Shareholders’ Equity	Non-controlling Interests
($ thousands, except number of shares and per share amounts)	Shares	Dollars						Total Equity
BALANCE JANUARY 30, 2016	43,660,213	$437	$138,881	$(5,864)	$468,030	$601,484	$988	$602,472
Net earnings					65,658	65,658	428	66,086
Foreign currency translation adjustment				1,092		1,092	(47)	1,045
Unrealized loss on derivative financial instruments, net of tax of $309				(934)		(934)		(934)
Pension and other postretirement benefits adjustments, net of tax of $15,766				(24,728)		(24,728)		(24,728)
Comprehensive income						41,088	381	41,469
Dividends ($0.28 per share)					(12,104)	(12,104)		(12,104)
Acquisition of treasury stock	(900,000)	(9)	(23,130)			(23,139)		(23,139)
Issuance of common stock under share-based plans, net	203,006	2	(4,190)			(4,188)		(4,188)
Excess tax benefit related to share-based plans			2,251			2,251		2,251
Share-based compensation expense			7,725			7,725		7,725
BALANCE JANUARY 28, 2017	42,963,219	$430	$121,537	$(30,434)	$521,584	$613,117	$1,369	$614,486
Net earnings					87,200	87,200	31	87,231
Foreign currency translation adjustment				1,043		1,043	73	1,116
Unrealized gain on derivative financial instruments, net of tax of $669				1,101		1,101		1,101
Pension and other postretirement benefits adjustments, net of tax of $12,801				18,794		18,794		18,794
Comprehensive income						108,138	104	108,242
Dividends ($0.28 per share)					(12,027)	(12,027)		(12,027)
Acquisition of treasury stock	(225,000)	(2)			(5,991)	(5,993)		(5,993)
Reclassification of stranded tax effects				(5,674)	5,674	—		—
Issuance of common stock under share-based plans, net	293,470	2	(3,818)			(3,816)		(3,816)
Cumulative-effect adjustment from adoption of ASU 2016-09			1,112		(671)	441		441
Share-based compensation expense			11,298			11,298		11,298
Conversion of restricted stock units for non-employee directors			6,331			6,331		6,331
BALANCE FEBRUARY 3, 2018	43,031,689	$430	$136,460	$(15,170)	$595,769	$717,489	$1,473	$718,962
Net loss					(5,441)	(5,441)	(40)	(5,481)
Foreign currency translation adjustment				(1,173)		(1,173)	(51)	(1,224)
Unrealized loss on derivative financial instruments, net of tax of $350				(1,375)		(1,375)		(1,375)
Pension and other postretirement benefits adjustments, net of tax of $4,816				(13,883)		(13,883)		(13,883)
Comprehensive loss						(21,872)	(91)	(21,963)
Dividends ($0.28 per share)					(11,983)	(11,983)		(11,983)
Acquisition of treasury stock	(1,465,649)	(15)			(43,756)	(43,771)		(43,771)
Issuance of common stock under share-based plans, net	320,522	4	(4,376)			(4,372)		(4,372)
Cumulative-effect adjustment from adoption of ASU 2016-16					(10,468)	(10,468)		(10,468)
Cumulative-effect adjustment from adoption of ASU 2014-09 (Topic 606)					(4,775)	(4,775)		(4,775)
Share-based compensation expense			13,805			13,805		13,805
BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Caleres, Inc., originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company. The Company’s shares are traded under the “CAL” symbol on the New York Stock Exchange.

The Company provides a broad offering of licensed, branded and private-label casual, dress and athletic footwear products to women, men and children. The footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,221 retail shoe stores in the United States, Canada, Guam and Italy, primarily under the Famous Footwear, Naturalizer and Allen Edmonds names. In addition, through its Brand Portfolio segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs. In 2018, approximately 65% of the Company’s net sales were at retail, compared to 69% in 2017 and 67% in 2016. Refer to Note 8 to the consolidated financial statements for additional information regarding the Company’s business segments.

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

Noncontrolling Interests
Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. The license enabling the joint venture to market the footwear expired in August 2017 and the parties are in the process of dissolving their joint venture arrangements. The Company consolidates B&H Footwear Company Limited into its consolidated financial statements. Net (loss) earnings attributable to noncontrolling interests represents the share of net earnings that are attributable to the B&H Footwear equity. Transactions between the Company and B&H Footwear have been eliminated in the consolidated financial statements.

Accounting Period
The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2018 and 2016, which included 52 weeks, ended on February 2, 2019 and January 28, 2017, respectively. Fiscal year 2017, which included 53 weeks, ended on February 3, 2018.

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

Receivables
The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability are further adjusted. The Company recognized a provision for doubtful accounts of $0.5 million in 2018, $1.3 million in 2017 and $1.4 million in 2016.

Customer allowances represent reserves against our wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances.  The Company estimates the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of our major retail customers.  Product returns and customer deductions are estimated using historical experience and anticipated future trends. Co-op advertising allowances are estimated based on customer agreements. The Company recognized a provision for customer allowances of $54.2 million in 2018, $51.1 million in 2017 and $45.2 million in 2016.

Customer discounts represent reserves against our accounts receivable for discounts that our wholesale customers may take based on meeting certain order, payment or return guidelines.  The Company estimates the reserves needed for customer discounts based upon customer net sales and respective agreement terms. The Company recognized a provision for customer discounts of $5.5 million in 2018, $4.8 million in 2017 and $3.6 million in 2016.

Inventories
All inventories are valued at the lower of cost and net realizable value with approximately 88% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $3.3 million and $4.0 million higher at February 2, 2019 and February 3, 2018, respectively. Refer to Note 9 to the consolidated financial statements for further discussion.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold. Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $106.9 million, $89.7 million and $77.7 million in 2018, 2017 and 2016, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred. Such sourcing and procurement costs totaled $22.1 million, $23.1 million and $21.5 million in 2018, 2017 and 2016, respectively.

The Company applies judgment in valuing inventories by assessing the net realizable value of inventories based on current selling prices. At the Famous Footwear segment and certain Brand Portfolio operations, markdowns are recognized when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes the gross profit rates at Famous Footwear and, to a lesser extent, Brand Portfolio to be lower than the initial markup during periods when permanent price reductions are taken to clear product. Within certain other Brand Portfolio operations, markdown reserves reduce the carrying values of inventories to a level where, upon sale of the product, the Company will realize its normal gross profit rate. The Company believes these policies reflect the difference in operating models between the Famous Footwear and Brand Portfolio segments. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The Brand Portfolio segment relies on permanent price reductions to clear slower-moving inventory.

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

Computer Software Costs
The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $16.4 million and $22.3 million of computer software costs as of February 2, 2019 and February 3, 2018, respectively, which are net of accumulated amortization of $131.8 million and $123.0 million as of the end of the respective periods. In addition, as further discussed below, the Company adopted ASU 2018-15 on a prospective basis in the third quarter of 2018 and capitalized $0.5 million of implementation costs for hosting arrangements in 2018.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest Expense
Capitalized Interest
Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. The Company capitalized interest of $0.2 million in 2018, related to the new company-operated Brand Portfolio warehouse facilities in California, with no corresponding interest capitalized in 2017. The Company capitalized interest of $1.4 million in 2016 related to its expansion and modernization project at its Lebanon, Tennessee distribution center.

Interest Expense
Interest expense includes interest for borrowings under both the Company’s short-term and long-term debt, net of amounts capitalized. Interest expense includes fees paid under the short-term revolving credit agreement for the unused portion of its line of credit. Interest expense also includes the amortization of deferred debt issuance costs and debt discount as well as the accretion of certain discounted noncurrent liabilities, including the mandatory purchase obligation from the acquisition of Blowfish Malibu, as further described in Note 2 to the consolidated financial statements.

Goodwill and Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. In accordance with Accounting Standards Codification (“ASC”), Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, the Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired. If, after completing the qualitative assessment, management believes it is likely that a reporting unit is impaired, a discounted cash flow analysis is prepared to estimate fair value. A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level. The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units. This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity. The fair value of the reporting unit is determined using both a market approach and discounted cash flow analysis.  The market approach method includes the use of multiples of comparable publicly-traded companies. The discounted cash flow approach estimates the fair value of the reporting unit using projected cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows. Projected net sales, gross profit, selling and administrative expense, capital expenditures and working capital requirements are based on the Company's internal projections. Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting units directly resulting from the use of its assets in its operations. Assumptions that market participants may use are also considered. The estimate of the fair values of the Company's reporting units is based on the best information available to the Company's management as of the date of the assessment. During the third quarter of 2017, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill. Goodwill impairment is recorded if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit, not to exceed the carrying value of goodwill.

The Company performs its goodwill impairment assessment as of the first day of the fourth quarter of each fiscal year. The Company elected to perform the optional qualitative assessment for all reporting units except the Allen Edmonds reporting unit. A quantitative assessment was performed for the Allen Edmonds reporting unit. Based on the results of the goodwill impairment quantitative assessment, the Company determined that the carrying value of the Allen Edmonds reporting unit exceeded its fair value and during the fourth quarter of 2018, a non-cash impairment charge of $38.0 million was recorded for the impairment of goodwill of the Allen Edmonds reporting unit. Refer to Note 11 to the consolidated financial statements for further discussion.

The Company performs impairment tests on its indefinite-lived intangible assets as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required. During 2018, a non-cash impairment charge of $60.0 million was recorded for the impairment of the Allen Edmonds indefinite-lived tradename. The impairment charge was primarily driven by a decline in projected revenues as a result of the Company's decision to change the brand's pricing structure to be less promotional in the future, as well as rising interest rates. Refer to Note 11 to the consolidated financial statements for further discussion. Definite-lived intangible assets, other than goodwill, are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

Investment in Nonconsolidated Affiliate
The Company has an investment in a nonconsolidated affiliate that is accounted for using the cost method. During 2016, the Company determined that the investment had an other-than-temporary decline in its fair value that exceeded its $7.0 million carrying value and recorded an impairment charge of $7.0 million, which is presented in restructuring and other special charges, net in the consolidated statements of earnings in 2016.

Self-Insurance Reserves
The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others. Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions. The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends. Based on available information as of February 2, 2019, the Company believes it has provided adequate reserves for its self-insurance exposure. As of February 2, 2019 and February 3, 2018, self-insurance reserves were $11.6 million and $11.0 million, respectively.

Revenue Recognition
Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax. Wholesale sales are recorded, net of returns, allowances and discounts, when obligations under the terms of a contract with the consumer are satisfied. This generally occurs at the time of transfer of control of merchandise. The Company considers several control indicators in its assessment of the timing of the transfer of control, including significant risks and rewards of ownership, physical possession and the Company's right to receive payment. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring merchandise. Reserves for projected merchandise returns, discounts and allowances are determined based on historical experience and current expectations. Revenue is recognized on license fees related to Company-owned brand-names, where the Company is the licensor, when the related sales of the licensee are made. The Company applies the guidance using the portfolio approach in ASC 606, Revenue from Contracts with Customers, because this methodology would not differ materially from applying the guidance to the individual contracts within the portfolio. The Company excludes sales and similar taxes collected from customers from the measurement of the transaction price for its retail sales.

Gift Cards
The Company sells gift cards to its consumers in its retail stores, through its Internet sites and at other retailers. The Company’s gift cards do not have expiration dates or inactivity fees. The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions. The Company determines its gift card breakage rate based upon historical redemption patterns. The Company recognizes gift card breakage during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern. Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets. The Company recognized $0.9 million of gift card breakage in 2018 and $1.7 million in 2017 and $0.7 million in 2016.

Loyalty Program
The Company maintains a loyalty program (“Rewards”) at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear. Savings certificates earned must be redeemed within stated expiration dates. In addition to the savings certificates, the Company also offers exclusive member discounts. The value of points and rewards earned by Famous Footwear’s Rewards program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates. Approximately 76% of net sales in the Famous Footwear segment were made to its Rewards members in both 2018 and 2017. As of February 2, 2019 and February 3, 2018, the Company had a Rewards program liability of $14.6 million and $8.1 million, respectively, which is included in other accrued expenses on the consolidated balance sheets. As further discussed below and in Note 3 to the consolidated financial statements, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), during the first quarter of 2018, which had a significant impact on the Company's Rewards program liability.

Store Closing and Impairment Charges
The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable. After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores indicated as impaired are written down to fair value as calculated using a discounted cash flow method. The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $3.7 million in 2018, $3.8 million in 2017 and $1.6 million in 2016.

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

Total advertising and marketing expense was $84.8 million, $83.6 million and $78.8 million in 2018, 2017 and 2016, respectively. These costs were offset by co-op advertising allowances recovered by the Company’s retail business of $7.6 million, $4.8 million and $4.1 million in 2018, 2017 and 2016, respectively. Total co-op advertising costs reflected as a reduction of net sales were $9.4 million in 2018, $10.0 million in 2017 and $8.4 million in 2016. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $3.7 million and $4.0 million at February 2, 2019 and February 3, 2018, respectively.

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

As further discussed in Note 7 to the consolidated financial statements, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

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

(Loss) Earnings Per Common Share Attributable to Caleres, Inc. Shareholders
The Company uses the two-class method to calculate basic and diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders. Unvested restricted stock awards are considered participating units because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic (loss) earnings per common share attributable to Caleres, Inc. shareholders is computed by dividing the net (loss) earnings attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share attributable to Caleres, Inc. shareholders is computed by dividing the net (loss) earnings attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares and potential dilutive securities outstanding during the year. Potential dilutive securities consist of outstanding stock options and contingently issuable shares for the Company's performance share awards. Refer to Note 4 to the consolidated financial statements for additional information related to the calculation of (loss) earnings per common share attributable to Caleres, Inc. shareholders.

Comprehensive (Loss) Income
Comprehensive (loss) income includes the effect of foreign currency translation adjustments, pension and other postretirement benefits adjustments and unrealized gains or losses from derivatives used for hedging activities.

Foreign Currency Translation Adjustment
For certain of the Company’s international subsidiaries, the local currency is the functional currency. Assets and liabilities of these subsidiaries are translated into United States dollars at the period-end exchange rate or historical rates as appropriate. Consolidated statements of earnings (loss) amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total Caleres, Inc. shareholders’ equity. Transaction gains and losses are included in the consolidated statements of earnings.

Pension and Other Postretirement Benefits Adjustments
The Company determines the expense and obligations for retirement and other benefit plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors. The Company determines the fair value of plan assets and benefit obligations as of the January 31 measurement date. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total Caleres, Inc. shareholders’ equity and is recognized into the plans’ expense over time. Refer to additional information related to pension and other postretirement benefits in Note 6 and Note 16 to the consolidated financial statements.

Derivative Financial Instruments
The Company recognizes all derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. The Company evaluates its exposure to volatility in foreign currency rates and may enter into derivative transactions. These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes. Refer to additional information related to derivative financial instruments in Note 14, Note 15 and Note 16 to the consolidated financial statements.

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

Share-Based Compensation
The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted restricted stock, stock performance awards and stock options. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of restricted stock units (“RSUs”) payable in cash or the Company's common stock at no cost to the non-employee member of the Board of Directors. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Stock options generally vest over four years, with 25% vesting annually and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for restricted stock is based on the fair value of the restricted stock on the date of grant.  Expense for cliff-vesting grants is recognized on a straight-line basis over the vesting period, which is generally four years, and expense for graded-vesting grants is recognized ratably over the respective vesting periods. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the respective term of the award, or individual vesting portion of an award. Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, and for cash-equivalent RSUs, is remeasured at the end of each period. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Refer to additional information related to share-based compensation in Note 16 to the consolidated financial statements.

Consolidated Statements of Cash Flows Supplemental Disclosures
The Company made federal, state and foreign tax payments, net of refunds, of $21.3 million, $18.7 million and $16.9 million in 2018, 2017 and 2016, respectively. Refer to Note 7 to the consolidated financial statements for further information regarding income taxes.

Cash payments of interest for the Company's borrowings under the its revolving credit agreement and long-term debt during 2018, 2017 and 2016 were $17.4 million, $16.5 million and $15.2 million, respectively. Refer to Note 12 to the consolidated financial statements for further discussion regarding the Company's financing arrangements.

The change in investing activities included in liabilities was an increase (decrease) of $10.7 million, $1.9 million, and ($8.3 million) in 2018, 2017 and 2016, respectively.

Impact of Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequently issued several ASUs to clarify the implementation guidance in ASU 2014-09.  Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company adopted the ASUs in the first quarter of 2018 using the modified retrospective method, which resulted in a cumulative-effect adjustment of $4.8 million to reduce retained earnings, with a corresponding $6.4 million increase to other accrued expenses and a $1.6 million decrease to deferred tax liabilities. Adoption of the standard has not significantly impacted the statement of earnings in 2018 and is not anticipated to significantly impact it on an ongoing basis. Refer to Note 3 to the consolidated financial statements for additional information.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides guidance to assist entities in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. The ASU also narrows the definition of a business by requiring a set of assets to include an input and at least one substantive process that together significantly contribute to the ability to create outputs for it to be considered a business. The Company adopted the ASU on a prospective basis during the first quarter of 2018, which had no impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The ASU amended Accounting Standards Codification ("ASC") 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statements of earnings to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net periodic benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses. The Company adopted the ASU during the first quarter of 2018 on a retrospective basis using the practical expedient permitted by the ASU and reclassified $12.3 million and $15.0 million of non-service cost components of net periodic benefit income for 2017 and 2016, respectively, to other income, net in the consolidated statements of earnings. For 2018, the non-service cost component of net periodic benefit income of $12.3 million is presented as other income. Refer to Note 6 to the consolidated financial statements for additional information.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model in ASC 815 to better portray the economic results of an entity's risk management activities in its financial statements and simplifies the application of hedge accounting in certain situations. The ASU eliminates the requirement to separately measure and report hedge ineffectiveness. ASU 2017-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted the ASU in the first quarter of 2018, which did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted the ASU in the third quarter of 2018 on a prospective basis, which did not have a material impact on the Company's consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that are redundant or outdated. The rule expands the disclosure requirements for the analysis of shareholders' equity for interim financial statements. An analysis of the changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares.

The final rule was effective on November 5, 2018. The Company adopted the rule in the fourth quarter of 2018 and the expanded interim disclosure requirements for changes in shareholders’ equity will be effective for the Company in the first quarter of 2019.

Impact of Prospective Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The FASB has subsequently issued ASUs with improvements to the guidance, including ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method to adopt the new standard. Under the new optional transition method, an entity initially applies Topic 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The ASUs are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 using a modified retrospective approach, with early adoption permitted. The Company will adopt the ASUs in the first quarter of 2019 using the optional transition method permitted by ASU 2018-11. The Company's accounting systems have been upgraded to comply with the requirements of the new standard and the Company will be implementing additional controls and changes to its processes upon adoption of the standard. The Company will be electing the package of practical expedients and the expedient to group lease and non-lease components as permitted by the ASU; however, the hindsight practical expedient will not be elected. Due to the large number of retail operating leases to which the Company is a party, the Company anticipates that the impact to its consolidated balance sheets upon adoption in the first quarter of 2019 will result in a right-of-use asset of approximately $0.7 billion and operating lease liabilities of approximately $0.8 billion. The Company is still finalizing its transition entries, including the cumulative-effect adjustment to retained earnings related to the calculated impairment of the right-of-use asset as of the adoption date. Ongoing impairment charges related to underperforming retail stores are expected to be greater under the new standard due to the additional required right-of-use asset associated with each asset group. The Company does not expect the adoption of the ASU to have a material impact on its cash flows. Adoption of the ASU is not expected to trigger non-compliance with any covenant or other restrictions under the provisions of any of the Company’s debt obligations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces today's "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The ASUs provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is adopted. As credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU in the first quarter of 2020 will not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's financial statement disclosures.

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

2.    ACQUISITIONS

Acquisition of Blowfish, LLC
On July 6, 2018, the Company entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with Blowfish, LLC ("Blowfish Malibu"), pursuant to which the Company acquired a controlling interest in Blowfish. The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula, as specified in the Purchase Agreement. The aggregate purchase price is estimated to be $28.0 million, including approximately $9.0 million preliminarily assigned to the mandatory purchase obligation, which will be paid upon settlement in 2021. The remaining $19.0 million (or $16.8 million, net of $2.2 million of cash received) was funded with cash. The preliminary estimate of the mandatory purchase obligation, which is recorded within other liabilities on the consolidated balance sheet, is presented on a discounted basis and is subject to remeasurement based on the earnings formula specified in the Purchase Agreement. Accretion of the mandatory purchase obligation and any remeasurement adjustments are recorded as interest expense. The operating results of Blowfish since July 6, 2018 have been included in the Company's consolidated financial statements within the Brand Portfolio segment.

Blowfish Malibu, which was founded in 2005, designs and sells women's and children's footwear that captures the fresh youthful spirit and casual living that is distinctively Southern California. Footwear is marketed under the "Blowfish" and "Blowfish Malibu" tradenames. The acquisition allows for continued expansion of the Company's overall business and provides additional exposure to the growing sneaker and casual lifestyle segment of the market.

The Brand Portfolio segment recognized $1.7 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) in incremental cost of goods sold in 2018 related to the amortization of the inventory fair value adjustment required for purchase accounting. In addition, the Company incurred acquisition-related costs of $0.3 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) in 2018, which were recorded as a component of restructuring and other special charges, net within the Other category. Refer to Note 5 to the consolidated financial statements for additional information related to the acquisition costs.

The assets and liabilities of Blowfish Malibu were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The Company allocated the purchase price as of the acquisition date, July 6, 2018, as follows:

($ thousands)	July 6, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,207
Receivables	4,612
Inventories	6,400
Prepaid expense and other current assets	317
Total current assets	13,536
Other assets	520
Goodwill	4,957
Intangible assets	17,600
Property and equipment	112
Total assets	$36,725

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$2,915
Other accrued expenses	5,739
Total current liabilities	8,654
Other liabilities	77
Total liabilities	8,731
Net assets	$27,994

The Company's allocation of the purchase price was based on certain preliminary valuations and analyses. During the fourth quarter of 2018, the Company recorded immaterial purchase price allocation adjustments.

The Company’s purchase price allocation required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements). A third-party valuation specialist assisted the Company with its fair value estimates for inventory, intangible assets other than goodwill and the mandatory purchase obligation. The Company used all available information to make its best estimate of fair values at the acquisition date. The Company's allocation of purchase price was considered substantially complete as of February 2, 2019.

Goodwill and intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill recognized, which is deductible for tax purposes, is primarily attributable to synergies and an assembled workforce. Refer to Note 11 to the consolidated financial statements for additional information regarding goodwill and intangible assets.

During the period from acquisition through February 2, 2019, Blowfish Malibu contributed $15.2 million of net sales and reported a net loss of $1.5 million. The loss reflects $1.7 million of incremental cost of goods sold related to the amortization of the inventory fair value adjustment required for purchase accounting. The net loss excludes the acquisition costs and incremental interest expense associated with the transaction.

Acquisition of Vionic
On October 18, 2018, the Company entered into an Equity and Asset Purchase Agreement (the "Agreement") with the equity holders of Vionic Group LLC and Vionic International LLC, and VCG Holdings Ltd., a Cayman Islands corporation (collectively, "Vionic"), pursuant to which the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC and certain related intellectual property from VCG Holdings Ltd for $360.0 million plus adjustments for cash and indebtedness, as defined in the Agreement. The aggregate purchase price is estimated to be $360.7 million (or $352.7 million, net of $8.0 million of cash received). The purchase was funded with borrowings from the Company's revolving credit agreement. The operating results of Vionic since October 18, 2018 have been included in the Company's consolidated financial statements within the Brand Portfolio segment.

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

The Brand Portfolio segment recognized $8.9 million ($6.6 million on an after-tax basis, or $0.15 per diluted share) in incremental cost of goods sold in 2018 related to the amortization of the inventory fair value adjustment required for purchase accounting. In addition, the Company incurred acquisition and integration-related costs of $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) in 2018, which were recorded as a component of restructuring and other special charges, net within the Other category. Refer to Note 5 to the consolidated financial statements for additional information related to these costs.

Purchase Price Allocation
The assets and liabilities of Vionic were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The Company has preliminarily allocated the purchase price as of the acquisition date, October 18, 2018, as follows:

($ thousands)	October 18, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,024
Receivables	32,319
Inventories	59,439
Prepaid expense and other current assets	3,346
Total current assets	103,128
Goodwill	148,537
Intangible assets	144,700
Property and equipment	6,864
Total assets	$403,229

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$22,753
Other accrued expenses	16,245
Total current liabilities	38,998
Other liabilities - capital lease obligation	3,541
Total liabilities	42,539
Net assets	$360,690

The allocation of the purchase price was based on certain preliminary valuations and analyses. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analyses within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. The Company’s purchase price allocation required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements). A third-party valuation specialist assisted the Company with its preliminary fair value estimates for inventory and intangible assets other than goodwill. The Company used all available information to make its best estimate of fair values at the acquisition date and is still in the process of finalizing the fair value of inventories at the acquisition date.

Goodwill and intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. The goodwill recognized, which is deductible for tax purposes, is primarily attributable to synergies and an assembled workforce. Refer to Note 11 to the consolidated financial statements for additional information regarding goodwill and intangible assets.

Pro Forma Information

The table below illustrates the unaudited pro forma impact on operating results as if the acquisition had been completed as of the beginning of 2017. Prior to the acquisition, Vionic’s fiscal calendar ended on December 31 of each year. For purposes of the financial information presented, the Company has combined the operating results of the relevant calendar year for Vionic with the Company’s actual fiscal year. For example, the information presented in the 2017 column includes Vionic’s operations for the months of January through December.

($ thousands, except per share amounts)	2018	2017
Net sales	$2,972,990	$2,941,617
Net earnings attributable to Caleres, Inc.	5,432	83,800
Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.12	$1.95
Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.12	$1.94

For purposes of the pro forma disclosures, the pro forma adjustments primarily include the following:

•	The elimination of material costs from 2018 that were directly attributable to the acquisition and have no continuing impact on operating results, including:

◦	the non-cash cost of goods sold impact of $8.9 million related to the fair value adjustment to the acquired inventory, and related tax effects; and

◦	transaction costs of $4.5 million, and related tax effects.

•	Amortization of acquired intangibles of $7.9 million and $8.0 million for 2018 and 2017, respectively.

•
Estimated interest expense on additional borrowings under the Company's revolving credit agreement at the Company's current interest rate of 3.75% through 2017 and a rise in the interest rate to 4.5% in the third quarter of 2018. Assumes paydown of the revolving credit agreement to $330.0 million in the fourth quarter of 2017 and gradual paydown to $270.0 million during 2018.

•
Tax impact of the change in tax status of Vionic and the tax impact of the pro forma adjustments based on the estimated statutory tax rate in effect during the respective periods. The tax effect of the pro forma interest expense adjustments for borrowings under the Company's revolving credit agreement was calculated at 25.74% for 2018 and at 38.9% for 2017, reflecting the Company's effective tax rates. The tax effect of the other pro forma adjustments for 2018 and 2017 was calculated utilizing an estimated effective tax rate of 28.0% and 40.0%, respectively.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.

During the period from the acquisition date through February 2, 2019, Vionic contributed $45.3 million of net sales and reported a net loss of approximately $8.3 million, primarily associated with the incremental cost of goods sold of $8.9 million related to the amortization of the inventory fair value adjustment required for purchase accounting. The net loss excludes the Company's acquisition costs and any incremental interest expense associated with the transaction.

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

During 2018 and 2017, the Company incurred integration and reorganization costs totaling $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share and $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share), respectively, related to the men's business, as further discussed in Note 5 to the consolidated financial statements, which were recorded as a component of restructuring and other special charges, net. During 2016, the Company incurred acquisition and integration costs of $5.8 million ($5.0 million on an after-tax basis, or $0.11 per diluted share). In addition, the Brand Portfolio segment recognized $4.9 million ($3.0 million on an after-tax basis, or $0.07 per diluted share) in cost of goods sold in 2017 and $1.2 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) in 2016 related to the amortization of the inventory fair value adjustment required for purchase accounting. The inventory fair value adjustment was fully amortized as of July 29, 2017.

As further discussed in Note 11 to the consolidated financial statements, the Company recorded non-cash impairment charges of $98.0 million for the impairment of goodwill and the indefinite-lived tradename of the Allen Edmonds business.

3.    REVENUES

Impact of Adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606)
On February 4, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of that date. Topic 606 provides a five-step analysis of transactions to determine when and how revenue is recognized, based upon the core principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Adoption of the standard resulted in a cumulative-effect adjustment to retained earnings of $4.8 million as of February 4, 2018 related to loyalty points issued under the Company's loyalty program ("Rewards") within the Famous Footwear segment. Topic 606 requires a deferral of revenue associated with loyalty points using a relative stand-alone selling price method rather than the incremental cost approach the Company used previously. The standard also requires the reclassification of the returns reserve from receivables to other accrued expenses and the reclassification of the return asset from inventories to prepaid expenses and other current assets in the consolidated balance sheets. The comparative information for prior periods has not been restated and continues to be reported under the accounting standards in effect for those periods.

The impact of the adoption of Topic 606 on the consolidated balance sheet as of February 2, 2019 was as follows:

	February 2, 2019
($ thousands)	As reported	Balances without adoption of Topic 606	Effect of change Higher/(Lower)

Balance Sheet
Assets
Current assets:
Receivables, net	$191,722	$183,107	$8,615
Inventories, net	683,171	690,655	(7,484)
Prepaid and other current assets	66,479	59,132	7,347

Liabilities
Current liabilities:
Income taxes	6,388	8,195	(1,807)
Other accrued expenses	137,057	120,233	16,824

Equity
Retained earnings	519,346	524,263	(4,917)

Adoption of the standard also required various changes that impacted the statement of earnings (loss). These changes generally result in either a shift in the timing of revenue recognition or the reclassification of an item from one caption on the statement of earnings (loss) to another. As disclosed above, the primary impact is related to deferring revenue at a higher rate for the Company's loyalty program. There are also reclassifications related to income received under co-op marketing arrangements with the Company's vendors and the recognition of certain sales transactions in the Company's retail stores on a net commission basis rather than recording on a gross basis. The impact of all changes related to Topic 606 to the consolidated statement of earnings (loss) for 2018 was as follows:

	2018
($ thousands)	As reported	Balances without the adoption of Topic 606	Effect of change (Lower)/Higher

Statement of Earnings (Loss)
Net sales	$2,834,846	$2,837,738	$(2,892)
Cost of goods sold	1,678,502	1,678,363	139
Gross profit	1,156,344	1,159,375	(3,031)
Selling and administrative expenses	1,041,765	1,044,440	(2,675)
Impairment of goodwill and intangible assets	98,044	98,044	—
Restructuring and other special charges, net	16,134	16,134	—
Operating earnings	$401	$757	$(356)

The adoption of Topic 606 had an immaterial impact on the Company's net loss or loss per share for 2018.

Disaggregation of Revenues
The following table disaggregates revenue by segment and major source for 2018:

	2018
($ thousands)	Famous Footwear	Brand Portfolio	Total

Retail stores	$1,469,857	$166,903	$1,636,760
Landed wholesale	—	762,994	762,994
First-cost wholesale	—	94,734	94,734
E-commerce	136,327	186,599	322,926
Licensing and royalty	—	16,501	16,501
Other (1)	624	307	931
Net sales	$1,606,808	$1,228,038	$2,834,846
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

Retail sales to members of the Rewards program include two performance obligations: the sale of merchandise and the delivery of points that may be redeemed for future purchases at Famous Footwear. The transaction price is allocated to the separate performance obligations based on the relative stand-alone selling price. The stand-alone selling price for the points is estimated using the retail value of the merchandise earned, adjusted for estimated breakage based upon historical redemption patterns. The Company has elected to adopt the practical expedient that allows entities to disregard the effect of the time value of money between payment for and receipt of goods when the sale does not include a financing element. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired. Upon adoption of Topic 606 as of February 4, 2018, the Rewards program liability, included in other accrued expenses on the consolidated balance sheets, increased $6.4 million, from $8.1 million to $14.5 million.

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

E-commerce
The Company also generates revenue from sales on websites maintained by the Company that are shipped from the Company's distribution centers or retail stores directly to the consumer, picked up directly by the consumer from the Company's stores, sales to online-only retailers and e-commerce sales from our wholesale customers' websites that are fulfilled on a drop-ship basis (collectively referred to as "e-commerce"). The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	February 2, 2019	February 3, 2018
Customer allowances and discounts	$25,090	$20,259
Rewards program liability	14,637	8,130
Returns reserve	13,841	8,332
Gift card liability	5,426	5,509

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented. In addition, during 2018, the Rewards program liability increased $14.2 million due to purchases and $6.4 million due to the adoption of Topic 606 and decreased $14.1 million due to expirations and redemptions. The change in the balance of the returns reserve is primarily due to the impact of account reclassifications required by adoption of Topic 606 on February 4, 2018 and the acquisition of Vionic in October 2018, as further described in Note 2 to the consolidated financial statements.

4.    EARNINGS (LOSS) PER SHARE

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders:

(in $ thousands, except per share amounts)	2018	2017	2016

NUMERATOR
Net (loss) earnings	$(5,481)	$87,231	$66,086
Net loss (earnings) attributable to noncontrolling interests	40	(31)	(428)
Net earnings allocated to participating securities	—	(2,384)	(1,750)
Net (loss) earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$(5,441)	$84,816	$63,908

DENOMINATOR
Denominator for basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	41,756	41,801	42,026
Dilutive effect of share-based awards	—	179	155
Denominator for diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	41,756	41,980	42,181

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.13)	$2.03	$1.52

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.13)	$2.02	$1.52

Options to purchase 16,667 and 63,915 shares of common stock in 2017 and 2016, respectively, were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be antidilutive. There were no options to purchase shares excluded from the denominator in 2018. Due to the Company's net loss attributable to Caleres, Inc. in 2018, the denominator for diluted loss per common share attributed to Caleres, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Caleres, Inc. shareholders.

The Company repurchased 1,465,649, 225,000 and 900,000 shares during the years ended February 2, 2019, February 3, 2018 and January 28, 2017, respectively, under the 2011 and 2018 publicly announced share repurchase programs, which permits repurchases of up to 2.5 million shares in each program, as further discussed in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. As of February 2, 2019, the Company has repurchased a total of 2.7 million shares at a cost of $77.8 million.

5.    RESTRUCTURING AND OTHER INITIATIVES, NET

Acquisition, Integration and Reorganization of Men's Brands
On December 13, 2016, the Company acquired the outstanding capital stock of Allen Edmonds, as further discussed in Note 2 to the consolidated financial statements. During 2018 and 2017, the Company incurred integration and reorganization costs, primarily for professional fees and severance, totaling $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) and $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share), respectively, related to the men's business. These charges are presented in restructuring and other special charges in the consolidated statements of earnings (loss). Of the $5.8 million of costs in 2018, $5.4 million is included in the Brand Portfolio segment and $0.4 million is reflected within the Other category. Of the $4.0 million of costs in 2017, $2.5 million is reflected within the Other category and $1.5 million is included in the Brand Portfolio segment. During 2016, the Company incurred acquisition and integration-related costs totaling $5.8 million ($5.0 million on an after-tax basis, or $0.11 per diluted share), of which $5.2 million was reflected within the Other category and $0.6 million was reflected within the Brand Portfolio segment. As of February 2, 2019 and February 3, 2018, restructuring reserves of $1.7 million and $0.2 million, respectively, were included in other accrued expenses on the consolidated balance sheets.

Acquisition and Integration-Related Costs

Vionic
On October 18, 2018, the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC. During 2018, the Company incurred acquisition and integration-related costs associated with the acquisition totaling $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share), primarily for professional fees, which are reflected within the Other category and are presented as restructuring and other special charges, net in the consolidated statements of earnings (loss). As of February 2, 2019, restructuring reserves of $0.5 million were included in other accrued expenses on the consolidated balance sheets. Refer to further discussion of the acquisition in Note 2 to the consolidated financial statements.

Blowfish Malibu
On July 6, 2018, the Company acquired a controlling interest in Blowfish Malibu, as further discussed in Note 2 to the consolidated financial statements. The Company incurred acquisition and integration-related costs associated with the acquisition of Blowfish Malibu of $0.3 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) during 2018, which are presented as restructuring and other special charges, net in the consolidated statements of earnings (loss) and reflected within the Other category. As of February 2, 2019, restructuring reserves of $0.1 million were included in other accrued expenses on the consolidated balance sheet.

Logistics Transition
During the fourth quarter of 2018, the Company incurred costs of $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) associated with the transition from a third-party operated warehouse in Chino, California to new company-operated Brand Portfolio warehouse facilities in California, as well as the transition of the Allen Edmonds distribution center in Port Washington, Wisconsin to the Company's existing retail distribution center in Lebanon, Tennessee. These charges are presented as restructuring and other special charges within the Brand Portfolio segment.

Brand and Business Exits
During 2018, the Company incurred costs of $2.4 million ($1.8 million on an after-tax basis, or $0.04 per diluted share) related to the decision to exit the Diane von Furstenberg ("DVF") and George Brown Bilt ("GBB") brands. Of these charges within the Brand Portfolio segment, $1.8 million primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings (loss), while the remaining $0.6 million is for severance and other related costs and presented in restructuring and other special charges.

During 2016, the Company incurred costs of $4.2 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) related to the planned exit of its international e-commerce business and other restructuring. Approximately $2.6 million represents severance and closure costs and were presented within restructuring and other special charges, net within the Brand Portfolio segment. The remaining $1.6 million, which was included in cost of goods sold within the Brand Portfolio segment, represents incremental inventory markdowns required to reduce the value of inventory to net realizable value.

Retail Operations Restructuring
During 2018 and 2017, the Company incurred costs, primarily for severance expense, of $0.4 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) and $0.9 million ($0.6 million on an after-tax basis, or $0.02 per diluted share), respectively, related to restructuring of its retail operations, which are presented in restructuring and other special charges in the consolidated statements of earnings (loss). All of the costs for 2018 are presented within the Famous Footwear segment. Of the $0.9 million in charges for 2017, $0.6 million is reflected within the Famous Footwear segment, $0.2 million is reflected within the Other category and $0.1 million is included in the Brand Portfolio segment.

Impairment of Note Receivable
In conjunction with the 2014 sale of Shoes.com, the Company received a $7.5 million face value secured convertible note ("convertible note") at closing. On January 27, 2017, Shoes.com announced the business had ceased operating and would be working with creditors to liquidate. In conjunction with the announcement, the Company recorded an impairment charge of $8.0 million ($4.9 million on an after-tax basis, or $0.11 per diluted share), comprised of the fair value of the convertible note of $7.3 million, and associated accounts receivable of $0.7 million. Of the $8.0 million in costs recorded in restructuring and other special charges, net during 2016, $7.3 million was reflected within the Other category and $0.7 million was reflected within the Brand Portfolio segment.

Impairment of Investment in Nonconsolidated Affiliate
During 2016, the Company determined that its $7.0 million in a nonconsolidated affiliate that was accounted for using the cost method had an other-than-temporary decline in its fair value that exceeded its carrying value. The Company recorded an impairment charge in 2016 of $7.0 million ($7.0 million on an after-tax basis, or $0.16 per diluted share) in restructuring and other special charges, net, which was included in the Other category.

6.    RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors pension plans in both the United States and Canada. The Company’s domestic pension plans cover substantially all United States employees. Under the domestic plans, salaried, management and certain hourly employees’ pension benefits are based on a two-rate formula applied to each year of service. Participants receive the larger of the accrued benefit as of December 31, 2015 (based on service commencing at the date of hire and a 35-year service cap and an average annual salary for the five highest consecutive years during the last 10 year period) and the benefit calculated under the current plan provisions using pay and service from the date of hire. Generally, under the current plan provisions, a participant receives credit for one year of service for each 365 days of employment as an eligible employee with the Company commencing after the employee's date of participation in the plan, up to 30 years. A service credit of 0.825% is applied to that portion of the average annual salary for the last 10 years that does not exceed “covered compensation,” which is the 35-year average compensation subject to FICA tax based on a participant’s year of birth, and a service credit of 1.425% is applied to that portion of the average salary during those 10 years that exceeds said level. During 2017, the Company announced changes to the domestic qualified pension plan that became effective in January 2019. Except for grandfathered employees and certain hourly associates in the Company's retail divisions, final average compensation, taxable covered compensation and credit service for purposes of determining accrued pension benefits were frozen as of December 31, 2018.

As discussed in Note 2 to the consolidated financial statements, the Company acquired Blowfish Malibu on July 6, 2018. In conjunction with the acquisition, the Company acquired pension assets and assumed pension benefit obligations. These pension assets and benefit obligations were remeasured to reflect the funded status as of the date of the acquisition, which resulted in $2.4 million of acquired pension assets and $2.0 million of assumed benefit obligations.

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

Benefit Obligations
The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2018	2017	2018	2017
Benefit obligation at beginning of year	$356,469	$340,278	$1,594	$1,666
Service cost	8,995	9,705	—	—
Interest cost	14,236	14,948	59	68
Plan participants’ contribution	10	11	6	7
Plan amendments	254	(2,985)	—	—
Actuarial (gain) loss	(21,541)	18,505	(22)	40
Benefits paid	(14,352)	(13,703)	(176)	(187)
Settlement gain	(3,656)	—	—	—
Curtailments	—	(10,534)	—	—
Foreign exchange rate changes	(230)	244	—	—
Acquisitions	2,007	—	—	—
Benefit obligation at end of year	$342,192	$356,469	$1,461	$1,594

The accumulated benefit obligation for the United States pension plans was $335.1 million and $346.9 million as of February 2, 2019 and February 3, 2018, respectively. The accumulated benefit obligation for the Canadian pension plans was $3.8 million and $4.2 million as of February 2, 2019 and February 3, 2018, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2018	2017	2018	2017
Discount rate	4.35%	4.00%	4.35%	4.00%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

As of February 2, 2019, the Company is using the RP-2014 Bottom Quartile tables, projected using generational scale MP-2018, an updated projection scale issued by the Society of Actuaries in 2018, grading to 0.75% by 2034, to estimate the plan liabilities.  Actuarial gains, related to the change in mortality projection scales, reduced the projected benefit obligation by approximately $1.1 million as of February 2, 2019.

The Company made certain amendments to the domestic qualified pension plan and the SERP, including certain changes to eligibility and service period requirements and changes to the benefit formula, including the calculation of participants' final average compensation. These plan amendments, which became effective in either January 2015 or January 2016, increased the pension liability by $3.0 million as of February 3, 2018. The plan amendment to freeze accrued pension benefits for the majority of pension plan participants, which became effective in January 2019, resulted in a curtailment that decreased the pension liability by $10.5 million as of February 3, 2018 and increased the net periodic benefit income for 2017 by $2.2 million.

Plan Assets
Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”). The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations. This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy. The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments. The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines. The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers. The target allocations for plan assets for 2018 were 70% equities and 30% debt securities. Allocations may change periodically based upon changing market conditions.  Equities did not include any Company stock at February 2, 2019 or February 3, 2018.

Assets of the Canadian pension plans, which total approximately $4.2 million at February 2, 2019, were invested 55% in equity funds, 42% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of February 2, 2019 or February 3, 2018.

A financial instrument’s level within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Refer to further discussion on the fair value hierarchy in Note 15 to the consolidated financial statements. Following is a description of the pension plan investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy.

•
Cash and cash equivalents include cash collateral and margin as well as money market funds. The fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency and therefore are classified within Level 1 of the fair value hierarchy.

•
Investments in U.S. government securities, mutual funds, real estate investment trusts, exchange-traded funds, corporate stocks - common, preferred securities and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency. Certain U.S. government securities are not traded on an exchange and are based on observable inputs that can be corroborated. Therefore, these investments are classified within Level 2 of the fair value hierarchy. Certain preferred securities were offered in a private placement. The fair value of these investments is based on unobservable prices and therefore, they are classified within Level 3 of the fair value hierarchy.

•
The alternative investment fund, with a fair value of $13.2 million and $13.4 million as of February 2, 2019 and February 3, 2018, respectively, is an investment in a pool of long-duration domestic investment grade assets. This investment is valued at fair value based on vendor-quoted pricing for which inputs are observable and can be corroborated and therefore, are classified within Level 2 of the fair value hierarchy.

•
The unallocated insurance contract is valued at contract value, which approximates fair value; therefore, this contract is classified within Level 3 of the fair value hierarchy. The unallocated insurance contract fair value was $0.1 million as of both February 2, 2019 and February 3, 2018.

The fair values of the Company’s pension plan assets at February 2, 2019 by asset category are as follows:

		Fair Value Measurements at February 2, 2019
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$17,312	$17,312	$—	$—
U.S. government securities	87,455	14,155	73,300	—
Mutual fund	31,966	31,966	—	—
Real estate investment trusts	232	232	—	—
Exchange-traded funds	65,464	65,464	—	—
Corporate stocks - common	169,721	169,721	—	—
Preferred securities	639	404	—	235
S&P 500 Index options	(4,572)	(4,572)	—	—
Alternative investment fund	13,160	—	13,160	—
Unallocated insurance contract	73	—	—	73
Total	$381,450	$294,682	$86,460	$308

The fair values of the Company’s pension plan assets at February 3, 2018 by asset category are as follows:

		Fair Value Measurements at February 3, 2018
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$8,998	$8,998	$—	$—
U.S. government securities	98,027	98,027	—	—
Mutual fund	41,344	41,344	—	—
Real estate investment trusts	1,412	1,412	—	—
Exchange-traded funds	68,362	68,362	—	—
Corporate stocks - common	175,928	175,928	—	—
Preferred securities	703	703	—	—
S&P 500 Index options	(1,186)	(1,186)	—	—
Alternative investment fund	13,412	—	13,412	—
Unallocated insurance contract	81	—	—	81
Total	$407,081	$393,588	$13,412	$81

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2018	2017	2018	2017
Fair value of plan assets at beginning of year	$407,081	$361,956	$—	$—
Actual return on plan assets	(13,677)	58,106	—	—
Employer contributions	3,847	450	170	180
Plan participants’ contributions	10	11	6	7
Benefits paid	(14,352)	(13,703)	(176)	(187)
Settlement gain	(3,656)	—	—	—
Foreign exchange rate changes	(243)	261	—	—
Acquisitions	2,440	—	—	—
Fair value of plan assets at end of year	$381,450	$407,081	$—	$—

Funded Status
The over-funded status as of February 2, 2019 and February 3, 2018 for pension benefits was $39.3 million and $50.6 million, respectively. The under-funded status as of February 2, 2019 and February 3, 2018 for other postretirement benefits was $1.5 million and $1.6 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2018	2017	2018	2017
Prepaid pension costs (noncurrent assets)	$47,826	$62,575	$—	$—
Accrued benefit liabilities (current liability)	(1,663)	(3,988)	(242)	(238)
Accrued benefit liabilities (noncurrent liability)	(6,905)	(7,975)	(1,219)	(1,356)
Net amount recognized at end of year	$39,258	$50,612	$(1,461)	$(1,594)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets

($ thousands)	2018	2017	2018	2017
End of Year
Projected benefit obligation	$8,565	$11,959	$8,565	$11,959
Accumulated benefit obligation	7,291	10,956	7,291	10,956
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit income at February 2, 2019 and February 3, 2018, and the expected amortization of the February 2, 2019 amounts as components of net periodic benefit income for fiscal year 2019, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2018	2017	2018	2017
Components of accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$34,879	$22,424	$(558)	$(634)
Net prior service credit	(3,266)	(4,618)	—	—
	$31,613	$17,806	$(558)	$(634)

	Pension Benefits	Other Postretirement Benefits
($ thousands)	2019	2019
Expected amortization, net of tax:
Amortization of net actuarial loss (gain)	$3,624	$(116)
Amortization of net prior service credit	(1,486)	—
	$2,138	$(116)

Net Periodic Benefit Income
Net periodic benefit income for 2018, 2017 and 2016 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2018	2017	2016	2018	2017	2016
Service cost	$8,995	$9,705	$8,288	$—	$—	$—
Interest cost	14,236	14,948	15,275	59	68	76
Expected return on assets	(29,091)	(27,589)	(28,949)	—	—	—
Amortization of:
Actuarial loss (gain)	4,122	4,315	272	(125)	(145)	(163)
Prior service credit	(1,567)	(1,780)	(1,840)	—	—	—
Settlement cost	324	—	259	—	—	—
Cost of contractual termination benefits	—	—	77	—	—	—
Curtailments	—	(2,165)	—	—	—	—
Total net periodic benefit income	$(2,981)	$(2,566)	$(6,618)	$(66)	$(77)	$(87)

As further discussed in Note 1 to the consolidated financial statements, as a result of the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, on a retrospective basis during the first quarter of 2018, the non-service cost components of net periodic benefit income are included in other income, net in the consolidated statements of earnings (loss). Service cost is included in selling and administrative expenses.

Weighted-average assumptions used to determine net periodic benefit income:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount rate	4.00%	4.40%	4.70%	4.00%	4.40%	4.70%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A

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

Expected Cash Flows
Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plan	SERP	Total	Other Postretirement Benefits
Employer Contributions
2019 expected contributions to plan trusts	$97	$—	$97	$—
2019 expected contributions to plan participants	—	1,699	1,699	247
2019 refund of assets (e.g. surplus) to employer	133	—	133	—
Expected Benefit Payments
2019	$13,511	$1,699	$15,210	$247
2020	14,308	1,276	15,584	217
2021	15,151	1,564	16,715	189
2022	15,818	1,335	17,153	164
2023	16,406	1,831	18,237	141
2024 – 2028	91,183	1,704	92,887	441

Defined Contribution Plans
The Company’s domestic defined contribution 401(k) plan covers salaried and certain hourly employees. Company contributions represent a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus. In January 2018, the Company announced certain changes to the Plan that became effective on January 1, 2019. For eligible salaried employees, the Company will make a core contribution of 1.5% and a matching contribution of up to 3.0% of the employee's contributions. In addition, the Company has the discretion to contribute up to an additional 2.0% profit-sharing benefit based on the Company’s performance. The Company’s expense for this plan was $4.4 million in 2018, $3.9 million in 2017, and $3.5 million in 2016.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary. In addition, eligible employees may voluntarily contribute to the plan. The Company’s expense for this plan was $0.2 million in both 2018 and 2016 and $0.3 million in 2017.

Deferred Compensation Plan
The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan. The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent. Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”). The liabilities of the Deferred Compensation Plan of $7.3 million and $6.4 million as of February 2, 2019 and February 3, 2018, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets. The assets held by the trust of $7.3 million as of February 2, 2019 and $6.4 million as of February 3, 2018 are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $2.4 million as of February 2, 2019 and $2.3 million as of February 3, 2018 are based on 70,123 and 69,527 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

7.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code ("IRC"). Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings. In December 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 permitted provisional amounts to be recorded until December 2018. In accordance with SAB 118, the Company recorded a provisional income tax benefit of $0.3 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional income tax benefit was comprised of a $24.6 million deferred tax benefit for the remeasurement of deferred tax assets and liabilities to the 21% rate at which they were expected to reverse, partially offset by a one-time tax expense on deemed repatriation of $22.9 million and $1.4 million deferred tax expense recorded in connection with IRC section 162(m) and other provisions in the Act. Certain states and other international jurisdictions also enacted changes to their tax statutes. During the fourth quarter of 2018, the Company completed its analysis of the impacts of the Act, as well as changes to state and other jurisdictions, and recorded an aggregate net tax benefit of $3.9 million associated with adjustments related to income tax reform across all jurisdictions.

The Act also includes the Global Intangibles Low-Taxed Income ("GILTI") provision, a new minimum tax on global intangible low-taxed income, the Base Erosion Anti-Avoidance ("BEAT"), a new tax for certain payments to foreign related parties and the Foreign-Derived Intangible Income ("FDII") provision, a tax incentive to earn income from the sale, lease or license of goods and services abroad. The Company has elected to account for the GILTI provision as a period cost in the year the taxes are incurred. During 2018, the Company recorded an income tax provision of $0.6 million related to the GILTI and FDII provisions of the Act.

The components of (loss) earnings before income taxes consisted of domestic earnings before income taxes of $40.0 million, $78.2 million and $60.9 million in 2018, 2017 and 2016, respectively. The Company's foreign loss before income taxes was $45.8 million in 2018, reflecting the impairment of the tradename and goodwill for the Allen Edmonds business, and foreign earnings before incomes taxes were $44.5 million and $36.4 million in 2017 and 2016, respectively.

The components of income tax (benefit) provision on (loss) earnings were as follows:

($ thousands)	2018	2017	2016
Federal
Current	$1,953	$31,102	$10,577
Deferred	4,451	(10,358)	14,164
	6,404	20,744	24,741
State
Current	(718)	7,691	3,844
Deferred	1,284	913	(1,157)
	566	8,604	2,687

Foreign	(7,243)	6,127	3,740
Total income tax (benefit) provision	$(273)	$35,475	$31,168

The differences between the income tax (benefit) provision reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate were as follows:

($ thousands)	2018	2017	2016
Income taxes at statutory rate (1)	$(1,208)	$41,376	$34,039
State income taxes, net of federal tax benefit	2,519	3,579	3,149
Foreign earnings taxed at lower rates	(4,210)	(8,072)	(8,404)
Excess tax benefit related to share-based plans	(347)	(1,265)	—
Income tax reform, net benefit	(3,891)	(294)	—
GILTI and FDII provisions	613	—	—
Non-deductibility of goodwill impairment	7,989	—	—
Impairment of foreign tradename taxed at higher rate	(2,400)	—	—
Valuation allowance release on state loss carryforwards	—	(100)	—
Valuation allowance release on other tax carryforwards	—	—	(179)
Valuation allowance for impairment of investment in nonconsolidated affiliate	—	—	2,450
Non-deductibility of acquisition costs	46	—	1,280
Settlement of federal and state audit matters	—	—	(945)
Other	616	251	(222)
Total income tax (benefit) provision	$(273)	$35,475	$31,168
(1) The federal statutory tax rate was 21.0% in 2018, 33.7% in 2017, and 35.0% in 2016.

In 2018, the Company's effective tax rate was impacted by several factors, including the non-deductibility of the Company's goodwill impairment charge of $38.0 million. In addition, discrete tax benefits totaling $5.9 million were recognized in 2018, primarily reflecting adjustments associated with the Act and related actions for state and other international jurisdictions (in aggregate, "income tax reform"). In addition, our foreign earnings are generally subject to lower tax rates, and therefore a higher mix of foreign earnings generally results in a lower consolidated effective tax rate. If these discrete tax benefits and the impairment charges had not been recognized, the Company's effective tax rate would have been 22.3%, which is lower than prior periods due to the lower statutory tax rates associated with income tax reform.

The other category of income tax provision principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes, and adjustments in the amounts of deferred tax assets that are anticipated to be realized. In 2018, the other category includes a $2.1 million provision related to the 162(m) provisions related to the non-deductibility of certain executive compensation, partially offset by a $1.3 million benefit related to the Company's return-to-provision settlement for the 2017 tax year.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	February 2, 2019	February 3, 2018
Deferred Tax Assets
Employee benefits, compensation and insurance	$14,599	$10,011
Accrued expenses	14,936	12,122
Postretirement and postemployment benefit plans	327	401
Deferred rent	6,524	6,438
Accounts receivable reserves	7,350	5,105
Net operating loss (“NOL”) carryforward/carryback	6,714	7,540
Capital loss carryforward	14	1,450
Inventory capitalization and inventory reserves	3,339	3,058
Impairment of investment in nonconsolidated affiliate	1,470	1,470
Other	1,831	1,234
Total deferred tax assets, before valuation allowance	57,104	48,829
Valuation allowance	(4,199)	(5,763)
Total deferred tax assets, net of valuation allowance	$52,905	$43,066

Deferred Tax Liabilities
Retirement plans	$(10,212)	$(13,071)
LIFO inventory valuation	(42,427)	(42,032)
Capitalized software	(3,879)	(4,141)
Depreciation	(10,662)	(1,786)
Intangible assets	(24,763)	(28,831)
Other	(1,115)	(1,567)
Total deferred tax liabilities	(93,058)	(91,428)
Net deferred tax liability	$(40,153)	$(48,362)

As of February 2, 2019, the Company had various state and international net operating loss carryforwards totaling $6.7 million, with expiration dates between 2019 and 2038. The Company's state net operating loss carryforwards have tax values totaling $6.3 million, for which the Company has recorded a valuation allowance of $2.7 million. The remaining net operating loss will be carried forward to future tax years. The Company also has a valuation allowance of $1.5 million related to the impairment of an investment in a nonconsolidated affiliate, as further described in Note 5 to the consolidated financial statements.

As of February 2, 2019, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Act. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. If the Company’s unremitted foreign earnings were not considered indefinitely reinvested as of February 2, 2019, an immaterial amount of additional deferred taxes would have been provided.

Uncertain Tax Positions
ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions. The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company had no unrecognized tax benefits as of February 2, 2019 or February 3, 2018.

For federal purposes, the Company’s tax years 2015 to 2017 (fiscal years ending January 30, 2016, January 28, 2017 and February 3, 2018) remain open to examination. The Company also files tax returns in various foreign jurisdictions and numerous states for which various tax years are subject to examination. The Company does not expect any significant changes in its liability for uncertain tax positions during the next 12 months.

8.    BUSINESS SEGMENT INFORMATION

The Company's reportable segments are Famous Footwear and Brand Portfolio.

The Famous Footwear segment is comprised of Famous Footwear and Famous.com. Famous Footwear operated 992 stores at the end of 2018, primarily selling branded footwear for the entire family.

The Brand Portfolio segment is comprised of our branded footwear, our branded retail stores and e-commerce sites associated with those brands. This segment sources and markets licensed, branded and private-label footwear primarily to national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs as well as Company-owned Famous Footwear, Allen Edmonds, Naturalizer and Sam Edelman stores, and e-commerce businesses. The Brand Portfolio segment included 146 branded retail stores in the United States, 82 branded retail stores in Canada, and one branded retail store in Italy at the end of 2018.

The Company’s Famous Footwear and Brand Portfolio reportable segments are operating units that are managed separately. An operating segment’s performance is evaluated and resources are allocated based primarily on operating earnings (loss). Operating earnings (loss) represents gross profit, less selling and administrative expenses, impairment of goodwill and intangible assets and restructuring and other special charges, net. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. Intersegment sales are generally recorded at a profit to the selling segment. All intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings of the selling segment.

Corporate assets, administrative expenses and other costs and recoveries that are not allocated to the operating units are reported in the Other category.

Following is a summary of certain key financial measures for the respective periods:

($ thousands)	Famous Footwear	Brand Portfolio	Other	Total
Fiscal 2018
External sales	$1,606,808	$1,228,038	$—	$2,834,846
Intersegment sales	—	85,513	—	85,513
Depreciation and amortization	28,816	20,768	13,113	62,697
Amortization of debt issuance costs and debt discount	—	—	2,210	2,210
Operating earnings (loss)	85,268	(42,206)	(42,661)	401
Segment assets	502,507	1,211,008	125,053	1,838,568
Purchases of property and equipment	17,552	41,993	2,938	62,483
Capitalized software	351	814	3,251	4,416

Fiscal 2017
External sales	$1,637,627	$1,147,957	$—	$2,785,584
Intersegment sales	—	85,124	—	85,124
Depreciation and amortization	29,990	16,873	17,207	64,070
Amortization of debt issuance costs and debt discount	—	—	1,761	1,761
Operating earnings (loss)	92,230	80,212	(44,759)	127,683
Segment assets	500,862	814,508	174,045	1,489,415
Purchases of property and equipment	22,920	15,865	5,935	44,720
Capitalized software	483	232	5,743	6,458

Fiscal 2016
External sales	$1,590,065	$989,323	$—	$2,579,388
Intersegment sales	—	91,415	—	91,415
Depreciation and amortization	27,832	11,028	17,271	56,131
Amortization of debt issuance costs and debt discount	—	—	1,726	1,726
Operating earnings (loss)	83,735	76,248	(63,991)	95,992
Segment assets	526,555	838,328	110,390	1,475,273
Purchases of property and equipment	37,697	8,828	3,998	50,523
Capitalized software	3,468	50	5,521	9,039
Following is a reconciliation of operating earnings to (loss) earnings before income taxes:

($ thousands)	2018	2017	2016
Operating earnings	$401	$127,683	$95,992
Interest expense, net	(18,277)	(17,325)	(13,731)
Loss on early extinguishment of debt	(186)	—	—
Other income, net	12,308	12,348	14,993
(Loss) earnings before income taxes	$(5,754)	$122,706	$97,254

For geographic purposes, the domestic operations include the Company's domestic retail operations, the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Famous Footwear and Brand Portfolio stores, as well as the Company's e-commerce businesses.

The Company’s foreign operations consist of wholesale and retail operations primarily in the Far East, Canada and Italy. The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets by geographic area were as follows:

($ thousands)	2018	2017	2016
Net Sales
United States	$2,656,928	$2,603,725	$2,385,111
Far East	93,883	98,287	134,430
Canada	63,354	75,764	59,847
Latin America and other	20,681	7,808	—
Total net sales	$2,834,846	$2,785,584	$2,579,388

Long-Lived Assets
United States	$771,705	$450,323	$617,211
Europe	79,320	177,755	286
Canada	8,256	10,878	10,141
Far East	1,560	1,686	1,814
Other	1,280	1,984	2,076
Total long-lived assets	$862,121	$642,626	$631,528

Long-lived assets consisted primarily of property and equipment, intangible assets, goodwill, prepaid pension costs and other noncurrent assets.

9.    INVENTORIES

The Company's net inventory balance was comprised of the following:

($ thousands)	February 2, 2019	February 3, 2018
Raw materials	$19,128	$17,531
Work-in-process	745	689
Finished goods	663,298	551,159
Inventories, net	$683,171	$569,379

As of February 2, 2019 and February 3, 2018, the Company's inventory balance included $1.5 million and $1.4 million, respectively, of product subject to a consignment arrangement with wholesale customers.

10.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	February 2, 2019	February 3, 2018
Land and buildings	$58,337	$49,621
Leasehold improvements	233,604	233,034
Technology equipment	49,120	53,070
Machinery and equipment	69,628	67,778
Furniture and fixtures	134,259	131,884
Construction in progress	34,139	7,425
Property and equipment	579,087	542,812
Allowances for depreciation	(348,303)	(330,013)
Property and equipment, net	$230,784	$212,799

Total assets financed under capital leases as of February 2, 2019 were $3.1 million. There were no assets financed under capital leases as of February 3, 2018.

Useful lives of property and equipment are as follows:

Buildings	5-30 years
Leasehold improvements	5-20 years
Technology equipment	2-7 years
Machinery and equipment	4-20 years
Furniture and fixtures	3-10 years

The Company recorded charges for impairment within selling and administrative expenses of $3.7 million, $3.8 million and $1.6 million in 2018, 2017 and 2016, respectively, primarily for leasehold improvements and furniture and fixtures in the Company’s retail stores. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. The Company capitalized interest of $0.2 million in 2018 related to the new company-operated Brand Portfolio warehouse facilities in California, with no corresponding interest capitalized in 2017. The Company capitalized interest of $1.4 million in 2016 related to its expansion and modernization project at its Lebanon, Tennessee distribution center.

11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	February 2, 2019	February 3, 2018
Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio	388,288	285,988
Total intangible assets	391,088	288,788
Accumulated amortization	(83,722)	(76,701)
Total intangible assets, net	307,366	212,087
Goodwill
Brand Portfolio	242,531	127,081
Total goodwill	242,531	127,081
Goodwill and intangible assets, net	$549,897	$339,168

As further described in Note 2 to the consolidated financial statements, the Company acquired Vionic on October 18, 2018. The preliminary allocation of the purchase price resulted in estimated incremental intangible assets of $144.7 million, consisting of trademarks and customer relationships of $112.4 million and $32.3 million, respectively, and incremental goodwill of $148.5 million. The trademark is being amortized on a straight-line basis over its useful life of 20 years. The customer relationship intangible is being amortized on an accelerated basis over its useful life of approximately 16 years. As a result, the Company anticipates a higher level of amortization in future periods as compared to historical periods. In addition, the Company acquired Blowfish Malibu on July 6, 2018. The allocation of the purchase price resulted in incremental intangible assets of $17.6 million, consisting of trademarks and customer relationships of $11.1 million and $6.5 million, respectively, and incremental goodwill of $5.0 million.

The Company's intangible assets as of February 2, 2019 and February 3, 2018 were as follows:

($ thousands)		February 2, 2019
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15-40 years	$288,788	$81,961	$—	$206,827
Trademarks	Indefinite	118,100	—	60,000	58,100
Customer relationships	15-16 years	44,200	1,761	—	42,439
		$451,088	$83,722	$60,000	$307,366

		February 3, 2018
	Estimated Useful Lives	Original Cost	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288	$76,296	$88,992
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15 years	5,400	405	4,995
		$288,788	$76,701	$212,087

Amortization expense related to intangible assets was $7.0 million in 2018, $4.1 million in 2017 and $3.7 million in 2016. The Company estimates $13.1 million of amortization expense related to intangible assets in 2019, $12.8 million in 2020, $12.7 million in 2021, $12.5 million in 2022 and $12.2 million in 2023.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test, as further discussed in Note 1 to the consolidated financial statements. As a result of its annual goodwill impairment testing, the Company determined that the carrying value of the Allen Edmonds reporting unit exceeded its fair value and recorded $38.0 million in impairment charges during 2018. The fair value of the reporting unit was determined using a discounted cash flow analysis with a discount rate of 11%. The Company recorded no impairment charges in 2017 and 2016.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required. The indefinite-lived intangible asset impairment reviews resulted in $60.0 million in impairment charges in 2018 associated with the Allen Edmonds trademark. The fair value of the Allen Edmonds trademark was determined using a discounted cash flow analysis with a discount rate of 12%.

The Company's total non-cash goodwill and indefinite-lived intangible asset impairment charges in 2018, reflected within the Brand Portfolio segment, were $98.0 million ($83.0 million on an after-tax basis, or $1.93 per diluted share). The impairment charges were attributable to a decline in projected revenues for Allen Edmonds as a result of the decision for the brand's pricing structure to be less promotional in the future. In addition, rising interest rates and less favorable operating results in 2018 contributed to the need for the impairment charges.

12.    LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement
The Company maintains a revolving credit facility for working capital needs. On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Fourth Amended and Restated Credit Agreement ("the Former Credit Agreement"), which was further amended on July 20, 2015 to release all of the Company’s subsidiaries that were borrowers under or that guaranteed the Former Credit Agreement other than Sidney Rich Associates, Inc. and BG Retail, LLC. Allen Edmonds and Vionic were joined to the Agreement as guarantors on December 13, 2016 and October 31, 2018, respectively. After giving effect to the joinders, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Former Credit Agreement. On January 18, 2019, the Loan Parties entered into a Third Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") to extend the maturity date to January 18, 2024 and change the borrowing capacity under the Former Credit Agreement from an aggregate amount of up to $600.0 million to an aggregate amount of up to $500.0 million, with the option to increase by up to $250.0 million. The Credit Amendment also reduces upfront and unused borrowing fees, provides for less restrictive covenants and offers more flexibility.

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

The Credit Agreement limits the Company’s ability to create, incur, assume or permit to exist additional indebtedness and liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets.  In addition, certain additional covenants would be triggered if excess availability were to fall below specified levels, including fixed charge coverage ratio requirements.  Furthermore, if excess availability falls below the greater of 10.0% of the lesser of the Loan Cap and $40.0 million for three consecutive business days or an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $40.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of February 2, 2019.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $350.0 million and $260.0 million in 2018 and 2017, respectively. As discussed further in Note 2 to the consolidated financial statements, the Company utilized the Credit Agreement in October 2018 to fund the Vionic acquisition. The average daily borrowings during the year were $103.2 million and $93.5 million in 2018 and 2017, respectively, and the weighted-average interest rates approximated 3.9% and 2.5% in 2018 and 2017, respectively. At February 2, 2019, the Company had $335.0 million borrowings outstanding and $10.5 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $154.5 million at February 2, 2019.

$200 Million Senior Notes
On July 27, 2015, the Company issued $200.0 million aggregate principal amount of 6.25% Senior Notes due 2023 (the "Senior Notes").
The Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that is a borrower or guarantor under the Credit Agreement. Interest on the Senior Notes is payable on February 15 and August 15 of each year. The Senior Notes will mature on August 15, 2023.  The Company may redeem all or a part of the Senior Notes at the redemption prices (expressed as a percentage of principal amount) set forth below plus accrued and unpaid interest, and Additional Interest (as defined in the Senior Notes indenture), if redeemed during the 12-month period beginning on August 15 of the years indicated below:

Year	Percentage
2019	103.125%
2020	101.563%
2021 and thereafter	100.000%

If the Company experiences specific kinds of changes of control, it would be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and Additional Interest, if any, to, but not including, the date of repurchase.

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of February 2, 2019, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

Loss on Early Extinguishment of Debt
During 2018, the Company incurred a loss on early extinguishment of debt of $0.2 million on the early extinguishment of the Former Credit Agreement prior to maturity.

13.    LEASES

The Company leases all of its retail locations, a manufacturing facility, and certain office locations, distribution centers and equipment. The minimum lease terms for the Company’s retail stores generally range from five to 10 years. Approximately 45% of the retail store leases contain renewal options for varying periods. The term of the manufacturing facility lease is eight years. The terms of the leases for office facilities and distribution centers range from 10 to 15 years with renewal options of five to 20 years.

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

The following is a summary of rent expense for operating leases:

($ thousands)	2018	2017	2016
Minimum rent	$171,410	$171,980	$160,806
Contingent rent	671	513	470
Sublease income	(428)	(1,705)	(1,665)
Total	$171,653	$170,788	$159,611

Future minimum rent payments under noncancelable operating leases with an initial term of one year or more at February 2, 2019 were as follows:

($ thousands)
2019	$173,891
2020	151,157
2021	125,629
2022	102,488
2023	84,036
Thereafter	212,774
Total minimum operating lease payments (1)	$849,975

(1) Minimum operating lease payments have not been reduced by minimum sublease rental income of $0.5 million due in the future under noncancelable sublease agreements.
14.    RISK MANAGEMENT AND DERIVATIVES

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

The Company’s Brand Portfolio segment sells to national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs in the United States, Canada and approximately 70 other countries. Receivables arising from these sales are not collateralized. However, a portion is covered by documentary letters of credit. Credit risk is affected by conditions or occurrences within the economy and the retail industry. The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through January 2020. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

The Company principally uses foreign currency forward contracts as cash flow hedges to offset a portion of the effects of exchange rate fluctuations. The Company’s cash flow exposures include anticipated foreign currency transactions, such as foreign currency denominated sales, costs, expenses and intercompany charges, as well as collections and payments.

The Company’s hedging strategy uses forward contracts as cash flow hedging instruments, which are recorded in the Company’s consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive loss ("OCL") and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

As of February 2, 2019 and February 3, 2018, the Company had forward contracts maturing at various dates through January 2020 and February 2019, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	February 2, 2019	February 3, 2018
Financial Instruments
Euro	$13,383	$21,223
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	15,196	16,874
Chinese yuan	4,507	12,058
New Taiwanese dollars	461	596
Other currencies	382	415
Total financial instruments	$33,929	$51,166

The classification and fair values of derivative instruments designated as hedging instruments included within the consolidated balance sheets as of February 2, 2019 and February 3, 2018 are as follows:

($ in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange forwards contracts:
February 2, 2019	Prepaid expenses and other current assets	$159	Other accrued expenses	$745
February 3, 2018	Prepaid expenses and other current assets	$1,540	Other accrued expenses	$542

During 2018 and 2017, the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings (loss) was as follows:

	2018		2017
Foreign exchange forward contracts: Income Statement Classification (Losses) Gains - Realized	Loss Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings
Net sales	$(55)	$(6)	$(25)	$30
Cost of goods sold	(1,004)	(58)	1,144	171
Selling and administrative expenses	(822)	(90)	1,011	157
Interest expense	—	—	(1)	(1)

All of the gains and losses currently included within accumulated other comprehensive loss associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 1 and Note 15 to the consolidated financial statements.

15.    FAIR VALUE MEASUREMENTS

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

Deferred Compensation Plan for Non-Employee Directors
Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other accrued expenses (current portion) or other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s consolidated statements of earnings (loss). The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

Restricted Stock Units for Non-Employee Directors
Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company were previously granted at no cost to non-employee directors. The RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. The fair value of each RSU payable in cash is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to RSUs for non-employee directors is disclosed in Note 17 to the consolidated financial statements.

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 1 and Note 14 to the consolidated financial statements.

Mandatory Purchase Obligation
The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July 2018. The fair value of the mandatory purchase obligation is based on the earnings formula specified in the Purchase Agreement (Level 3). Accretion of the mandatory purchase obligation and any fair value adjustments are recorded as interest expense. From the acquisition date of July 6, 2018 through February 2, 2019, an immaterial amount of accretion was recorded on the mandatory purchase obligation. The earnings projections and discount rate utilized in the estimate of the fair value of the mandatory purchase obligation require management judgment and are the assumptions to which the fair value calculation is the most sensitive. Refer to further discussion of the mandatory purchase obligation in Note 2 to the consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 2, 2019 and February 3, 2018. The Company did not have any transfers between Level 1, Level 2 or Level 3 during 2018 or 2017.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of February 2, 2019
Cash equivalents – money market funds	$4,582	$4,582	$—	$—
Non-qualified deferred compensation plan assets	7,270	7,270	—	—
Non-qualified deferred compensation plan liabilities	(7,270)	(7,270)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,364)	(2,364)	—	—
Restricted stock units for non-employee directors	(4,419)	(4,419)	—	—
Derivative financial instruments, net	(586)	—	(586)	—
Mandatory purchase obligation - Blowfish Malibu	(9,245)	—	—	(9,245)

As of February 3, 2018
Cash equivalents – money market funds	$53,106	$53,106	$—	$—
Non-qualified deferred compensation plan assets	6,445	6,445	—	—
Non-qualified deferred compensation plan liabilities	(6,445)	(6,445)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,289)	(2,289)	—	—
Restricted stock units for non-employee directors	(4,343)	(4,343)	—	—
Derivative financial instruments, net	998	—	998	—

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $99.0 million, $112.5 million and $99.4 million in 2018, 2017 and 2016, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, by segment, which were included in selling and administrative expenses for the respective periods.

($ thousands)	2018	2017	2016
Long-Lived Asset Impairment Charges
Famous Footwear	$800	$677	$211
Brand Portfolio	2,865	3,098	1,375
Total long-lived asset impairment charges	$3,665	$3,775	$1,586

During 2016, the Company recognized an impairment charge of $7.0 million ($7.0 million on an after-tax basis, or $0.16 per diluted share) related to its cost method investment in a nonconsolidated affiliate. The impairment charge is included in restructuring and other special charges in the Company's consolidated statements of earnings (loss). Refer to Note 5 to the consolidated financial statements for additional information.

The Company performed its annual impairment tests of indefinite-lived intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). As a result of its annual impairment testing, the Company recorded $60.0 million in impairment charges in 2018 related to the Allen Edmonds trademark, as further discussed in Note 1 and Note 11 to the consolidated financial statements. The Company did not record any impairment charges on intangible assets during 2017 or 2016.

During 2018, the Company performed its annual impairment test of goodwill by completing an assessment at the reporting unit level, which involved estimating the fair value of its reporting units using significant unobservable inputs (Level 3). The quantitative and qualitative assessments performed in 2018 resulted in an impairment charge of $38.0 million. The quantitative and qualitative assessments performed in 2017 and 2016, respectively, resulted in no impairment charges. Refer to Note 1 and Note 11 to the consolidated financial statements for additional information related to the goodwill impairment tests.

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	February 2, 2019		February 3, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
($ thousands)
Borrowings under revolving credit agreement	$335,000	$335,000	$—	$—
Long-term debt	197,932	205,500	197,472	210,000
Total debt	$532,932	$540,500	$197,472	$210,000

The fair value of the borrowings under revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company's long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

16.    SHAREHOLDERS' EQUITY

Stock Repurchase Program
On August 25, 2011 and December 14, 2018, the Board of Directors approved stock repurchase programs (“2011 Program” and "2018 Program", respectively) authorizing the repurchase of up to 2.5 million shares in each program of the Company’s outstanding common stock. The Company can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have an expiration date. Repurchases of common stock are limited under the Company’s debt agreements. During 2018, the Company repurchased 1,223,500 shares under the 2011 Program. In total, 2.5 million shares have been repurchased under the 2011 Program and there are no additional shares authorized to be repurchased. In addition, during 2018, the Company repurchased 242,149 shares under the 2018 program. There are 2.3 million shares remaining that are authorized to be repurchased under the 2018 Program as of February 2, 2019.

Repurchases Related to Employee Share-based Awards
During 2018, 2017 and 2016, employees tendered 145,357, 141,713 and 205,569 shares, respectively, related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards. Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss, net of tax, by component for 2018, 2017 and 2016:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance January 30, 2016	$(900)	$(5,356)	$392	$(5,864)
Other comprehensive income (loss) before reclassifications	1,092	(23,888)	(1,255)	(24,051)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(1,395)	506	(889)
Tax provision (benefit)	—	555	(185)	370
Net reclassifications	—	(840)	321	(519)
Other comprehensive income (loss)	1,092	(24,728)	(934)	(24,570)
Balance January 28, 2017	$192	$(30,084)	$(542)	$(30,434)
Other comprehensive income before reclassifications	1,043	18,627	1,337	21,007
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	225	(357)	(132)
Tax (benefit) provision	—	(58)	121	63
Net reclassifications	—	167	(236)	(69)
Other comprehensive income	1,043	18,794	1,101	20,938
Reclassification of stranded tax effects	—	(5,882)	208	(5,674)
Balance February 3, 2018	$1,235	$(17,172)	$767	$(15,170)
Other comprehensive loss before reclassifications	(1,173)	(15,927)	(1,497)	(18,597)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,754	154	2,908
Tax provision (benefit)	—	(710)	(32)	(742)
Net reclassifications	—	2,044	122	2,166
Other comprehensive loss	(1,173)	(13,883)	(1,375)	(16,431)
Balance February 2, 2019	$62	$(31,055)	$(608)	$(31,601)
(1) Amounts reclassified are included in other income, net. Refer to Note 6 to the consolidated financial statements for additional information related to pension and other postretirement benefits.
(2) Amounts reclassified are included in net sales, costs of goods sold, selling and administrative expenses and interest expense. Refer to Note 14 and Note 15 to the consolidated financial statements for additional information related to derivative financial instruments.

17.    SHARE-BASED COMPENSATION

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

Share-based compensation expense of $13.8 million, $11.3 million and $7.7 million was recognized in 2018, 2017 and 2016, respectively, as a component of selling and administrative expenses. The following table details the share-based compensation expense by plan for 2018, 2017 and 2016:

($ thousands)	2018	2017	2016
Expense for share-based compensation plans, net of forfeitures:
Restricted stock	$10,925	$7,657	$5,858
Stock performance awards	1,741	3,508	1,829
Restricted stock units	1,091	66	—
Stock options	48	67	38
Total share-based compensation expense	$13,805	$11,298	$7,725

In addition to the share-based compensation expense above, the Company recognized cash-based expense related to performance share units and cash awards granted under the performance share plans.  In 2017 and 2016, the Company recognized $0.1 million and $2.9 million, respectively, in expense for cash-based awards under the performance share plans. During the first quarter of 2017, the Company's remaining performance share awards granted in units vested and were settled in cash at fair value.

The Company issued 320,522, 293,470 and 203,066 shares of common stock in 2018, 2017 and 2016, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

The Company recognized excess tax benefits related to restricted stock vestings and dividends, performance share award vestings and stock options exercised of $0.3 million, $1.3 million and $2.3 million in 2018, 2017 and 2016, respectively. In accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which the Company adopted on a prospective basis during the first quarter of 2017, the Company recognized these excess tax benefits within the income tax provision in 2017 and 2018, as further discussed in Note 1 to the consolidated financial statements. The excess tax benefits recognized in 2016 were reflected as an increase to additional paid-in capital.

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

The following table summarizes restricted stock activity for 2018, 2017 and 2016:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 30, 2016	1,262,449	$19.55
Granted	402,100	27.55
Vested	(428,750)	9.29
Forfeited	(107,750)	24.24
Nonvested at January 28, 2017	1,128,049	25.85
Granted	392,812	27.07
Vested	(267,585)	17.55
Forfeited	(78,475)	29.26
Nonvested at February 3, 2018	1,174,801	27.92
Granted	427,083	31.88
Vested	(291,061)	28.18
Forfeited	(61,600)	28.77
Nonvested at February 2, 2019	1,249,223	$29.17

Of the 427,083 restricted shares granted during 2018, 3,642 shares have a cliff-vesting term of one year, 413,941 shares have a graded-vesting term of three years, and 9,500 shares have a cliff-vesting term of four years. Of the 392,812 restricted shares granted during 2017, 4,492 shares have a cliff-vesting term of one year, 12,000 shares have a graded-vesting term of four years and 376,320 shares have a cliff-vesting term of four years. Of the 402,100 restricted shares granted during 2016, 45,000 shares have a graded-vesting term of four years and 357,100 shares have a cliff-vesting term of four years.

The total grant date fair value of restricted stock awards vested during the years ended February 2, 2019, February 3, 2018 and January 28, 2017, was $8.2 million, $4.7 million and $4.0 million, respectively. As of February 2, 2019, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $16.4 million, which will be amortized over the weighted-average remaining requisite service period of 1.9 years.

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

The following table summarizes performance share award activity for 2018, 2017 and 2016:

	Number of Nonvested Performance Share Awards at Target Level	Number of Nonvested Performance Share Awards at Maximum Level	Weighted-Average Grant Date Fair Value
Nonvested at January 30, 2016	307,524	615,048	$27.14
Granted	159,000	318,000	26.64
Vested	(56,175)	(112,350)	17.00
Expired	—	—	—
Forfeited	(7,850)	(15,700)	27.14
Nonvested at January 28, 2017	402,499	804,998	28.36
Granted	169,500	339,000	26.90
Vested	(160,372)	(320,744)	29.16
Expired	—	—	—
Forfeited	(12,000)	(24,000)	27.46
Nonvested at February 3, 2018	399,627	799,254	27.45
Granted	155,000	310,000	31.84
Vested	(80,627)	(161,254)	30.12
Expired	—	—	—
Forfeited	(16,167)	(32,334)	26.83
Nonvested at February 2, 2019	457,833	915,666	$28.49

As of February 2, 2019, the remaining unrecognized compensation cost related to nonvested performance share awards was $3.9 million, which will be recognized over the weighted-average remaining service period of 1.6 years.

Stock Options
Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant. Stock options generally vest over four years and have a term of 10 years. Compensation cost for all stock options is recognized over the requisite service period for each award. No dividends are paid on unexercised options. Expense for stock options is recognized on a straight-line basis separately for each vesting portion of the stock option award. The Company granted no stock options during 2018, 2017 or 2016.

The following table summarizes stock option activity for 2018:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 3, 2018	81,042	$13.53
Exercised	(32,375)	7.94
Forfeited	—	—
Canceled or expired	(6,000)	11.77
Outstanding at February 2, 2019	42,667	$18.01
Exercisable at February 2, 2019	26,000	$10.85

As of February 2, 2019, there are 16,667 of nonvested options with a weighted-average grant date fair value of $12.81 per share.

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of restricted stock units (“RSUs”) payable in cash or common stock at no cost to the non-employee director. The RSUs are subject to a vesting requirement (usually one year), earn dividend equivalent units and are payable in cash or common stock on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. Dividend equivalents are paid on outstanding RSUs at the same rate as dividends on the Company’s common stock, are automatically re-invested in additional RSUs and vest immediately as of the payment date for the dividend. Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs. The RSUs payable in cash are remeasured at the end of each period. Expense for the dividend equivalents is recognized at fair value immediately. Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are reported in the Company’s consolidated statements of earnings (loss). During the fourth quarter of 2017, the Company converted 210,302 of its director RSUs payable in cash with a value of $6.3 million to RSUs payable in common stock. Refer to Note 6 and Note 15 to the consolidated financial statements for information regarding the deferred compensation plan for non-employee directors.

The following table summarizes restricted stock unit activity for the year ended February 2, 2019:

	Outstanding			Accrued (1)	Nonvested RSUs
	Number of Vested RSUs	Number of Nonvested RSUs	Total Number of RSUs (2)	Total Number of RSUs	Weighted-Average Grant Date Fair Value
February 3, 2018	339,245	50,720	389,965	373,059	$24.29
Granted (3)	2,914	33,092	36,006	25,080	34.32
Vested	45,234	(45,234)	—	14,973	27.87
Settled	(5,914)	—	(5,914)	(5,914)	35.67
February 2, 2019	381,479	38,578	420,057	407,198	$28.70
(1)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.
(2)	Total number of RSUs as of February 2, 2019 includes 245,463 RSUs payable in shares and 174,594 RSUs payable in cash.
(3)	Granted RSUs include 3,228 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 2,914 related to outstanding vested RSUs and 314 to outstanding nonvested RSUs.

The following table summarizes RSUs granted, vested and settled during 2018, 2017 and 2016:

($ thousands, except per unit amounts)	2018	2017	2016
Weighted-average grant date fair value of RSUs granted (1)	$34.23	$27.93	$21.95
Fair value of RSUs vested	$1,340	$1,349	$1,086
RSUs settled	5,914	10,356	52,524
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the related income tax benefit for 2018, 2017 and 2016:

($ thousands)	2018	2017	2016
Compensation expense	$287	$1,645	$2,459
Income tax benefit	(74)	(620)	(956)
Compensation expense, net of income tax benefit	$213	$1,025	$1,503

The aggregate fair value of RSUs outstanding and currently vested at February 2, 2019 is $12.4 million and $11.3 million, respectively. The liabilities associated with the accrued RSUs totaled $4.4 million and $4.3 million as of February 2, 2019 and February 3, 2018, respectively.

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

The cumulative expenditures for both on-site and off-site remediation through February 2, 2019 were $30.5 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at February 2, 2019 is $9.7 million, of which $8.9 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $9.7 million reserve, $5.0 million is for off-site remediation and $4.7 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.0 million as of February 2, 2019. The Company expects to spend approximately $0.5 million in the next year, $0.1 million in each of the following four years and $13.1 million in the aggregate thereafter related to the on-site remediation.

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

19.    FINANCIAL INFORMATION FOR THE COMPANY AND ITS SUBSIDIARIES

The Company's Senior Notes are fully and unconditionally and jointly and severally guaranteed by all of its existing and future subsidiaries that are guarantors under the Credit Agreement, as further discussed in Note 12 to the consolidated financial statements. The following table presents the condensed consolidating financial information for each of Caleres, Inc. (“Parent”), the Guarantors, and subsidiaries of the Parent that are not Guarantors (the “Non-Guarantors”), together with consolidating eliminations, as of and for the periods indicated. Guarantors are 100% owned by the Parent. On December 13, 2016, Allen Edmonds was joined to the Credit Agreement as a guarantor and on October 31, 2018, Vionic was joined to the Credit Agreement as a guarantor. After giving effect to the joinders, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Credit Agreement.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 2, 2019
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$9,148	$21,050	$—	$30,200
Receivables, net	130,684	32,319	28,719	—	191,722
Inventories, net	175,697	470,610	36,864	—	683,171
Prepaid expenses and other current assets	31,195	32,556	7,603	—	71,354
Intercompany receivable - current	190	42	15,279	(15,511)	—
Total current assets	337,768	544,675	109,515	(15,511)	976,447
Property and equipment, net	62,608	157,270	10,906	—	230,784
Goodwill and intangible assets, net	108,884	331,810	109,203	—	549,897
Other assets	68,707	11,824	909	—	81,440
Investment in subsidiaries	1,499,209	—	(24,838)	(1,474,371)	—
Intercompany receivable - noncurrent	597,515	578,821	762,281	(1,938,617)	—
Total assets	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$335,000	$—	$—	$—	$335,000
Trade accounts payable	146,400	130,670	39,228	—	316,298
Other accrued expenses	95,498	86,015	20,525	—	202,038
Intercompany payable - current	10,781	—	4,730	(15,511)	—
Total current liabilities	587,679	216,685	64,483	(15,511)	853,336
Other liabilities:
Long-term debt	197,932	—	—	—	197,932
Other liabilities	105,689	41,149	5,027	—	151,865
Intercompany payable - noncurrent	1,149,338	115,114	674,165	(1,938,617)	—
Total other liabilities	1,452,959	156,263	679,192	(1,938,617)	349,797
Equity:
Caleres, Inc. shareholders’ equity	634,053	1,251,452	222,919	(1,474,371)	634,053
Noncontrolling interests	—	—	1,382	—	1,382
Total equity	634,053	1,251,452	224,301	(1,474,371)	635,435
Total liabilities and equity	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (LOSS)
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2019

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$888,234	$1,975,219	$237,607	$(266,214)	$2,834,846
Cost of goods sold	619,120	1,157,558	124,037	(222,213)	1,678,502
Gross profit	269,114	817,661	113,570	(44,001)	1,156,344
Selling and administrative expenses	267,584	760,754	57,428	(44,001)	1,041,765
Impairment of goodwill and intangible assets	—	—	98,044	—	98,044
Restructuring and other special charges, net	9,734	6,400	—	—	16,134
Operating (loss) earnings	(8,204)	50,507	(41,902)	—	401
Interest (expense) income	(19,048)	(25)	796	—	(18,277)
Loss on early extinguishment of debt	(186)	—	—	—	(186)
Other income (expense)	12,408	—	(100)	—	12,308
Intercompany interest income (expense)	11,436	(11,494)	58	—	—
(Loss) earnings before income taxes	(3,594)	38,988	(41,148)	—	(5,754)
Income tax benefit (provision)	1,687	(7,719)	6,305	—	273
Equity in loss of subsidiaries, net of tax	(3,534)	—	(1,275)	4,809	—
Net (loss) earnings	(5,441)	31,269	(36,118)	4,809	(5,481)
Less: Net loss attributable to noncontrolling interests	—	—	(40)	—	(40)
Net (loss) earnings attributable to Caleres, Inc.	$(5,441)	$31,269	$(36,078)	$4,809	$(5,441)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2019
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net (loss) earnings	$(5,441)	$31,269	$(36,118)	$4,809	$(5,481)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	(1,224)	—	(1,224)
Pension and other postretirement benefits adjustments	(13,663)	—	(220)	—	(13,883)
Derivative financial instruments	(1,967)	(38)	630	—	(1,375)
Other comprehensive loss from investment in subsidiaries	(801)	—	—	801	—
Other comprehensive loss, net of tax	(16,431)	(38)	(814)	801	(16,482)
Comprehensive (loss) income	(21,872)	31,231	(36,932)	5,610	(21,963)
Comprehensive loss attributable to noncontrolling interests	—	—	(91)	—	(91)
Comprehensive (loss) income attributable to Caleres, Inc.	$(21,872)	$31,231	$(36,841)	$5,610	$(21,872)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2019
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash provided by operating activities	$21,220	$84,546	$23,823	$—	$129,589
Investing activities
Purchases of property and equipment	(34,583)	(25,871)	(2,029)	—	(62,483)
Capitalized software	(3,962)	(454)	—	—	(4,416)
Acquisition of Blowfish Malibu, net of cash received	(16,792)	—	—	—	(16,792)
Acquisition of Vionic, net of cash received	(352,666)	—	—	—	(352,666)
Intercompany investing	(137)	137	—	—	—
Net cash (used for) provided by investing activities	(408,140)	(26,188)	(2,029)	—	(436,357)
Financing activities
Borrowings under revolving credit agreement	360,000	—	—	—	360,000
Repayments under revolving credit agreement	(25,000)	—	—	—	(25,000)
Repayments of capital lease obligation	—	(406)	—	—	(406)
Dividends paid	(11,983)	—	—	—	(11,983)
Debt issuance costs	(1,298)	—	—	—	(1,298)
Acquisition of treasury stock	(43,771)	—	—	—	(43,771)
Issuance of common stock under share-based plans, net	(4,372)	—	—	—	(4,372)
Intercompany financing	87,257	(48,804)	(38,453)	—	—
Net cash (used for) provided by financing activities	360,833	(49,210)	(38,453)	—	273,170
Effect of exchange rate changes on cash and cash equivalents	—	—	(249)	—	(249)
Increase (decrease) in cash and cash equivalents	(26,087)	9,148	(16,908)	—	(33,847)
Cash and cash equivalents at beginning of year	26,089	—	37,958	—	64,047
Cash and cash equivalents at end of year	$2	$9,148	$21,050	$—	$30,200

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF FEBRUARY 3, 2018
			Non- Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$26,089	$—	$37,958	$—	$64,047
Receivables, net	124,957	3,663	23,993	—	152,613
Inventories, net	146,068	394,438	28,873	—	569,379
Prepaid expenses and other current assets	26,284	30,456	8,394	(4,384)	60,750
Intercompany receivable - current	521	74	9,250	(9,845)	—
Total current assets	323,919	428,631	108,468	(14,229)	846,789
Property and equipment, net	35,474	165,227	12,098	—	212,799
Goodwill and intangible assets, net	111,108	40,937	187,123	—	339,168
Other assets	76,317	13,610	732	—	90,659
Investment in subsidiaries	1,329,428	—	(23,565)	(1,305,863)	—
Intercompany receivable - noncurrent	774,588	520,362	704,810	(1,999,760)	—
Total assets	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

Liabilities and Equity
Current liabilities:
Trade accounts payable	136,797	102,420	33,745	—	272,962
Other accrued expenses	65,817	74,006	21,758	(4,384)	157,197
Intercompany payable - current	5,524	—	4,321	(9,845)	—
Total current liabilities	208,138	176,426	59,824	(14,229)	430,159
Other liabilities:
Long-term debt	197,472	—	—	—	197,472
Other liabilities	101,784	35,574	5,464	—	142,822
Intercompany payable - noncurrent	1,425,951	98,610	475,199	(1,999,760)	—
Total other liabilities	1,725,207	134,184	480,663	(1,999,760)	340,294
Equity:
Caleres, Inc. shareholders’ equity	717,489	858,157	447,706	(1,305,863)	717,489
Noncontrolling interests	—	—	1,473	—	1,473
Total equity	717,489	858,157	449,179	(1,305,863)	718,962
Total liabilities and equity	$2,650,834	$1,168,767	$989,666	$(3,319,852)	$1,489,415

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net sales	$837,849	$1,935,265	$211,815	$(199,345)	$2,785,584
Cost of goods sold	580,038	1,090,354	109,104	(162,561)	1,616,935
Gross profit	257,811	844,911	102,711	(36,784)	1,168,649
Selling and administrative expenses	246,208	771,027	55,600	(36,784)	1,036,051
Restructuring and other special charges, net	3,942	756	217	—	4,915
Operating earnings	7,661	73,128	46,894	—	127,683
Interest (expense) income	(17,743)	(14)	432	—	(17,325)
Other income	12,348	—	—	—	12,348
Intercompany interest income (expense)	8,354	(8,813)	459	—	—
Earnings before income taxes	10,620	64,301	47,785	—	122,706
Income tax provision	(24,963)	(175)	(10,337)	—	(35,475)
Equity in earnings (loss) of subsidiaries, net of tax	101,543	—	(1,619)	(99,924)	—
Net earnings	87,200	64,126	35,829	(99,924)	87,231
Less: Net earnings attributable to noncontrolling interests	—	—	31	—	31
Net earnings attributable to Caleres, Inc.	$87,200	$64,126	$35,798	$(99,924)	$87,200

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$87,200	$64,126	$35,829	$(99,924)	$87,231
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	1,116	—	1,116
Pension and other postretirement benefits adjustments	18,855	—	(61)	—	18,794
Derivative financial instruments	1,539	14	(452)	—	1,101
Other comprehensive income from investment in subsidiaries	544	—	—	(544)	—
Other comprehensive income, net of tax	20,938	14	603	(544)	21,011
Comprehensive income	108,138	64,140	36,432	(100,468)	108,242
Comprehensive income attributable to noncontrolling interests	—	—	104	—	104
Comprehensive income attributable to Caleres, Inc.	$108,138	$64,140	$36,328	$(100,468)	$108,138

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2018
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash provided by operating activities	$40,601	$90,745	$60,029	$—	$191,375
Investing activities
Purchases of property and equipment	(9,522)	(31,159)	(4,039)	—	(44,720)
Capitalized software	(5,950)	(483)	(25)	—	(6,458)
Intercompany investing	(20,224)	197,929	(177,705)	—	—
Net cash (used for) provided by investing activities	(35,696)	166,287	(181,769)	—	(51,178)
Financing activities
Borrowings under revolving credit agreement	454,000	—	—	—	454,000
Repayments under revolving credit agreement	(564,000)	—	—	—	(564,000)
Dividends paid	(12,027)	—	—	—	(12,027)
Acquisition of treasury stock	(5,993)	—	—	—	(5,993)
Issuance of common stock under share-based plans, net	(3,816)	—	—	—	(3,816)
Intercompany financing	129,021	(266,061)	137,040	—	—
Net cash (used for) provided by financing activities	(2,815)	(266,061)	137,040	—	(131,836)
Effect of exchange rate changes on cash and cash equivalents	—	—	354	—	354
Increase (decrease) in cash and cash equivalents	2,090	(9,029)	15,654	—	8,715
Cash and cash equivalents at beginning of year	23,999	9,029	22,304	—	55,332
Cash and cash equivalents at end of year	$26,089	$—	$37,958	$—	$64,047

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED JANUARY 28, 2017
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net sales	$825,654	$1,692,093	$227,557	$(165,916)	$2,579,388
Cost of goods sold	583,131	938,169	129,410	(133,313)	1,517,397
Gross profit	242,523	753,924	98,147	(32,603)	1,061,991
Selling and administrative expenses	227,149	690,292	57,757	(32,603)	942,595
Restructuring and other special charges, net	15,333	433	7,638	—	23,404
Operating earnings	41	63,199	32,752	—	95,992
Interest (expense) income	(14,291)	(9)	569	—	(13,731)
Other income	14,993	—	—	—	14,993
Intercompany interest income (expense)	8,888	(9,033)	145	—	—
Earnings before income taxes	9,631	54,157	33,466	—	97,254
Income tax provision	(5,075)	(20,084)	(6,009)	—	(31,168)
Equity in earnings (loss) of subsidiaries, net of tax	61,102	—	(2,422)	(58,680)	—
Net earnings	65,658	34,073	25,035	(58,680)	66,086
Less: Net earnings attributable to noncontrolling interests	—	—	428	—	428
Net earnings attributable to Caleres, Inc.	$65,658	$34,073	$24,607	$(58,680)	$65,658

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED JANUARY 28, 2017
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net earnings	$65,658	$34,073	$25,035	$(58,680)	$66,086
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	1,045	—	1,045
Pension and other postretirement benefits adjustments	(24,790)	—	62	—	(24,728)
Derivative financial instruments	181	—	(1,115)	—	(934)
Other comprehensive income from investment in subsidiaries	39	—	—	(39)	—
Other comprehensive loss, net of tax	(24,570)	—	(8)	(39)	(24,617)
Comprehensive income	41,088	34,073	25,027	(58,719)	41,469
Comprehensive income attributable to noncontrolling interests	—	—	381	—	381
Comprehensive income attributable to Caleres, Inc.	$41,088	$34,073	$24,646	$(58,719)	$41,088

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED JANUARY 28, 2017
			Non-Guarantors
($ thousands)	Parent	Guarantors		Eliminations	Total
Net cash provided by operating activities	$66,800	$71,781	$45,041	$—	$183,622
Investing activities
Purchases of property and equipment	(4,769)	(41,606)	(4,148)	—	(50,523)
Capitalized software	(5,521)	(3,481)	(37)	—	(9,039)
Acquisition cost, net of cash received	(259,932)	—	—	—	(259,932)
Intercompany investing	(3,257)	3,257	—	—	—
Net cash used for investing activities	(273,479)	(41,830)	(4,185)	—	(319,494)
Financing activities
Borrowings under revolving credit agreement	623,000	—	—	—	623,000
Repayments under revolving credit agreement	(513,000)	—	—	—	(513,000)
Dividends paid	(12,104)	—	—	—	(12,104)
Acquisition of treasury stock	(23,139)	—	—	—	(23,139)
Issuance of common stock under share-based plans, net	(4,188)	—	—	—	(4,188)
Excess tax benefit related to share-based plans	2,251	—	—	—	2,251
Intercompany financing	126,858	(20,922)	(105,936)	—	—
Net cash provided by (used for) financing activities	199,678	(20,922)	(105,936)	—	72,820
Effect of exchange rate changes on cash and cash equivalents	—	—	233	—	233
(Decrease) increase in cash and cash equivalents	(7,001)	9,029	(64,847)	—	(62,819)
Cash and cash equivalents at beginning of year	31,000	—	87,151	—	118,151
Cash and cash equivalents at end of year	$23,999	$9,029	$22,304	$—	$55,332

20.    QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial results (unaudited) for 2018 and 2017 are as follows:

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(13 Weeks)
2018
Net sales	$632,142	$706,612	$775,829	$720,263
Gross profit	274,921	293,101	310,610	277,712
Net earnings (1)	17,180	23,611	29,155	(75,427)
Net earnings attributable to Caleres, Inc. (1)	17,212	23,646	29,153	(75,452)
Per share of common stock:
Basic earnings per common share attributable to Caleres, Inc. shareholders (2)	0.40	0.55	0.68	(1.83)
Diluted earnings per common share attributable to Caleres, Inc. shareholders (2)	0.40	0.55	0.67	(1.83)
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	36.00	37.06	41.09	37.82
Low	27.10	32.18	31.84	26.63
(1) The fourth quarter of 2018 reflects impairment of goodwill and intangible assets of $83.0 million on an after-tax basis, as further described in Note 11 to the consolidated financial statements, the impact of amortization of the inventory fair value adjustments required for purchase accounting of $6.1 million on an after-tax basis, as further described in Note 2 to the consolidated financial statements, and several restructuring and other charges totaling $4.7 million, on an after-tax basis, as further described in Note 5 to the consolidated financial statements.
(2) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(14 Weeks)
2017
Net sales	$631,509	$676,954	$774,656	$702,465
Gross profit	270,908	287,461	316,885	293,395
Net earnings (loss) (1)	14,884	17,674	34,373	20,301
Net earnings (loss) attributable to Caleres, Inc. (1)	14,902	17,595	34,387	20,316
Per share of common stock:
Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders (2)	0.35	0.41	0.80	0.47
Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders (2)	0.35	0.41	0.80	0.47
Dividends paid	0.07	0.07	0.07	0.07
Market value:
High	32.83	29.11	31.27	34.34
Low	24.86	24.45	22.39	26.54
(1) The first and second quarters of 2017 reflect the impact of amortization of the inventory fair value adjustment required for purchase accounting of $1.9 million and $1.1 million, respectively, on an after-tax basis, as further described in Note 2 to the consolidated financial statements and several restructuring and other charges totaling$0.7 million and $1.9 million, respectively, on an after-tax basis, as further described in Note 5 to the consolidated financial statements. The fourth quarter of 2017 reflects restructuring charges totaling $0.6 million, on an after-tax basis, as further described in Note 5 to the consolidated financial statements and the benefit of income tax reform of $0.3 million, as further described in Note 7 to the consolidated financial statements.
(2) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period

Description
($ thousands)
YEAR ENDED FEBRUARY 2, 2019
Deducted from assets or accounts:
Doubtful accounts and allowances	$2,045	$518	$876	(E)	$389	(A)	$3,050
Customer allowances	24,302	54,161	713	(E)	54,426	(B)	24,750
Customer discounts	751	5,545	268	(E)	5,366	(B)	1,198
Inventory valuation allowances	14,254	40,670	277	(E)	40,800	(C)	14,401
Deferred tax asset valuation allowance	5,763	—	—		1,564	(D)	4,199
YEAR ENDED FEBRUARY 3, 2018
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,567	$1,336	$—		$858	(A)	$2,045
Customer allowances	20,923	51,135	—		47,756	(B)	24,302
Customer discounts	1,162	4,804	—		5,215	(B)	751
Inventory valuation allowances	14,229	47,084	—		47,059	(C)	14,254
Deferred tax asset valuation allowance	7,890	—	—		2,127	(D)	5,763
YEAR ENDED JANUARY 28, 2017
Deducted from assets or accounts:
Doubtful accounts and allowances	$2,295	$1,384	$70	(F)	$2,182	(A)	$1,567
Customer allowances	21,590	45,186	—		45,853	(B)	20,923
Customer discounts	895	3,573	—		3,306	(B)	1,162
Inventory valuation allowances	15,780	52,041	2,225	(F)	55,817	(C)	14,229
Deferred tax asset valuation allowance	6,544	3,697	450	(F)	2,801	(D)	7,890

(A)	Accounts written off, net of recoveries.

(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.

(C)	Adjustment upon disposal of related inventories.

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

(E) Established through purchase accounting related to the Vionic acquisition.
(F) Established through purchase accounting related to the Allen Edmonds acquisition.

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of February 2, 2019, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting
During 2018, we acquired Blowfish Malibu and Vionic, as further discussed in Note 2 to the consolidated financial statements. As a result of these acquisitions, we are in the process of reviewing the internal control structures of Blowfish Malibu and Vionic and, if necessary, will make appropriate changes as we incorporate our internal controls into the acquired businesses. Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended February 2, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Executive Officers of the Registrant that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION
Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

Equity Compensation Plan Information
The following table sets forth aggregate information regarding the Company’s equity compensation plans as of February 2, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	958,333	(1)	$18.01	(1)	3,981,281	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	958,333		$18.01		3,981,281

(1)
Column (a) includes 42,667 outstanding (vested and nonvested) stock options and 915,666 performance share units payable in stock, which reflects the maximum number of shares to be issued under the performance share plans. The target number of shares to be issued under the plans is 457,833. Performance share awards were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes independent directors' deferred compensation units and restricted stock units payable in cash.

(2)
Represents our remaining shares available for award grants based upon the provisions of the plans, which reflect our practice to reserve shares for outstanding awards. The number of securities available for grant has been reduced for stock option grants and performance share awards payable in stock. Performance share awards are reserved based on the maximum payout level.

Information regarding share-based plans is set forth in Note 17 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 30, 2019, which information is incorporated herein by reference.

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

2.2
Equity and Asset Purchase Agreement, dated October 18, 2018, by and among Caleres, Inc., the Equity Sellers (as defined therein), VCG Holdings Ltd., Christopher T. Gallagher and Daniel M. Sanner, solely in their capacity as Sellers’ Representative (as defined therein), and Christopher T. Gallagher and C. Bruce Campbell, solely with respect to specified provisions, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed October 19, 2018.

3.1	Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2015.
3.2	Bylaws of the Company as amended through March 14, 2019, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 20, 2019.
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

10.1b
Third Amendment to Fourth Amended and Restated Credit Agreement, dated January 18, 2019, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed January 23, 2019.

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

10.3a*
Caleres, Inc. Incentive and Stock Compensation Plan of 2011, as amended and restated effective May 28, 2015, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.

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

10.3(e)(2)*
Form of Performance Award Agreement (for 2015-2017 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(4) to the Company's Form 10-K for the year ended January 31, 2015, and filed March 31, 2015.

10.3(e)(3)*
Form of Performance Award Agreement (for 2016-2018 performance period) under the Company's Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.3(b)(5) to the Company’s Form 10-K for the year ended January 30, 2016, and filed March 29, 2016.

10.3(e)(4)*
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
10.4b*
Form of Performance Award Agreement (for 2018-2020 performance period) under the Company's Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4b to the Company's Form 10-K for the year ended February 3, 2018, and filed April 4, 2018.

†	10.4c*	Form of Performance Award Agreement (for 2019-2021 performance period) under the Company's Incentive and Stock Compensation Plan of 2017, filed herewith.
10.4d*
Form of Restricted Stock Award Agreement (for employee grants commencing May 2017 through January 2018) under the Company's Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4c to the Company's Form 10-K for the year ended February 3, 2018, and filed April 4, 2018.

10.4e*
Form of Restricted Stock Award Agreement (for employee grants commencing March 2018) under the Company's Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4d to the Company's Form 10-K for the year ended February 3, 2018, and filed April 4, 2018.

†	10.4f*	Form of Restricted Stock Award Agreement (for employee grants commencing March 2019) under the Company's Incentive and Stock Compensation Plan of 2017, filed herewith.
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

10.12*
Form of Amendment letter dated December 18, 2009, to the Severance Agreements between the Company and each of: Daniel R. Friedman and Diane M. Sullivan, as incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended July 31, 2010, and filed September 7, 2010.

	10.13*
Severance Agreement, effective February 16, 2015, between the Company and Kenneth H. Hannah, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated and filed February 6, 2015.

	10.14*
Severance Agreement, effective June 14, 2018, between the Company and John W. Schmidt, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 4, 2018, and filed September 12, 2018.

†	10.15*	Severance Agreement, effective March 6, 2019, between the Company and Molly Adams, filed herewith.
†	21	Subsidiaries of the registrant.
†	23	Consent of Independent Registered Public Accounting Firm.
†	24	Power of attorney (contained on signature page).
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	101.INS	XBRL Instance Document
†	101.SCH	XBRL Taxonomy Extension Schema Document
†	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
†	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
†	101.PRE	XBRL Taxonomy Presentation Linkbase Document
†	101.DEF	XBRL Taxonomy Definition Linkbase Document

(b)	Exhibits:
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

Date: April 2, 2019

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

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	April 2, 2019	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Kenneth H. Hannah
Kenneth H. Hannah	April 2, 2019	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Todd E. Hasty
Todd E. Hasty	April 2, 2019	Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ W. Lee Capps
W. Lee Capps	April 2, 2019	Director

/s/ Brenda Freeman
Brenda Freeman	April 2, 2019	Director

/s/ Lori H. Greeley
Lori H. Greeley	April 2, 2019	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	April 2, 2019	Director

/s/ Carla C. Hendra
Carla C. Hendra	April 2, 2019	Director

/s/ Ward M. Klein
Ward M. Klein	April 2, 2019	Director

/s/ Steven W. Korn
Steven W. Korn	April 2, 2019	Director

/s/ Patricia G. McGinnis
Patricia G. McGinnis	April 2, 2019	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	April 2, 2019	Director

/s/ Wenda Harris Millard
Wenda Harris Millard	April 2, 2019	Director