Form 10-Q
period 2019-05-04
CALERES INC
filed 2019-06-13
CIK 14707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 4, 2019
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________
Commission File Number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (I.R.S. Employer Identification No.)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
(314) 854-4000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - par value of $0.01 per share	CAL	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No ☑
As of May 31, 2019, 42,224,221 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	May 4, 2019	May 5, 2018	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$35,778	$96,481	$30,200
Receivables, net	148,487	125,559	191,722
Inventories, net	648,145	579,902	683,171
Prepaid expenses and other current assets	54,902	62,385	71,354
Total current assets	887,312	864,327	976,447

Other assets	85,711	88,941	81,440
Goodwill	244,407	127,081	242,531
Intangible assets, net	304,101	212,819	307,366
Lease right-of-use assets	735,282	—	—
Property and equipment	592,670	542,927	579,087
Allowance for depreciation	(356,413)	(334,029)	(348,303)
Property and equipment, net	236,257	208,898	230,784
Total assets	$2,493,070	$1,502,066	$1,838,568

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$318,000	$—	$335,000
Trade accounts payable	289,071	268,917	316,298
Lease obligations	136,005	—	—
Other accrued expenses	168,224	168,746	202,038
Total current liabilities	911,300	437,663	853,336

Other liabilities:
Noncurrent lease obligations	662,750	—	—
Long-term debt	198,046	197,587	197,932
Deferred rent	—	53,027	54,850
Other liabilities	92,342	99,651	97,015
Total other liabilities	953,138	350,265	349,797

Equity:
Common stock	422	432	419
Additional paid-in capital	146,641	136,909	145,889
Accumulated other comprehensive loss	(31,873)	(16,065)	(31,601)
Retained earnings	512,046	591,429	519,346
Total Caleres, Inc. shareholders’ equity	627,236	712,705	634,053
Noncontrolling interests	1,396	1,433	1,382
Total equity	628,632	714,138	635,435
Total liabilities and equity	$2,493,070	$1,502,066	$1,838,568
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 4, 2019	May 5, 2018
Net sales	$677,754	$632,142
Cost of goods sold	397,918	357,221
Gross profit	279,836	274,921
Selling and administrative expenses	262,111	250,197
Restructuring and other special charges, net	856	1,778
Operating earnings	16,869	22,946
Interest expense, net	(7,340)	(3,683)
Other income, net	2,619	3,091
Earnings before income taxes	12,148	22,354
Income tax provision	(3,063)	(5,174)
Net earnings	9,085	17,180
Net earnings (loss) attributable to noncontrolling interests	2	(32)
Net earnings attributable to Caleres, Inc.	$9,083	$17,212

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.22	$0.40

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.22	$0.40
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 4, 2019	May 5, 2018
Net earnings	$9,085	$17,180
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(958)	(808)
Pension and other postretirement benefits adjustments	395	434
Derivative financial instruments	303	(521)
Other comprehensive loss, net of tax	(260)	(895)
Comprehensive income	8,825	16,285
Comprehensive income (loss) attributable to noncontrolling interests	14	(40)
Comprehensive income attributable to Caleres, Inc.	$8,811	$16,325
See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 4, 2019	May 5, 2018
Operating Activities
Net earnings	$9,085	$17,180
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	11,434	11,064
Amortization of capitalized software	1,733	2,684
Amortization of intangible assets	3,265	1,037
Amortization of debt issuance costs and debt discount	791	432
Share-based compensation expense	3,314	3,575
Loss on disposal of property and equipment	136	284
Impairment charges for property, equipment and lease right-of-use assets	1,194	468
Provision for doubtful accounts	117	342
Deferred rent	—	(44)
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	43,117	26,652
Inventories	38,492	(11,264)
Prepaid expenses and other current and noncurrent assets	(6,935)	(3,407)
Trade accounts payable	(27,315)	(3,774)
Accrued expenses and other liabilities	(27,836)	6,443
Other, net	(682)	(325)
Net cash provided by operating activities	49,910	51,347

Investing Activities
Purchases of property and equipment	(18,443)	(7,929)
Capitalized software	(2,917)	(1,434)
Net cash used for investing activities	(21,360)	(9,363)

Financing Activities
Borrowings under revolving credit agreement	84,000	—
Repayments under revolving credit agreement	(101,000)	—
Dividends paid	(2,947)	(3,023)
Acquisition of treasury stock	—	(3,288)
Issuance of common stock under share-based plans, net	(2,559)	(3,122)
Other	(394)	—
Net cash used for financing activities	(22,900)	(9,433)
Effect of exchange rate changes on cash and cash equivalents	(72)	(117)
Increase in cash and cash equivalents	5,578	32,434
Cash and cash equivalents at beginning of period	30,200	64,047
Cash and cash equivalents at end of period	$35,778	$96,481
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Caleres, Inc. Shareholders’ Equity	Non-controlling Interests
($ thousands, except number of shares and per share amounts)	Shares	Dollars						Total Equity
BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435
Net earnings					9,083	9,083	2	9,085
Foreign currency translation adjustment				(970)		(970)	12	(958)
Unrealized gain on derivative financial instruments, net of tax of $96				303		303		303
Pension and other postretirement benefits adjustments, net of tax of $138				395		395		395
Comprehensive (loss) income				(272)	9,083	8,811	14	8,825
Dividends ($0.07 per share)					(2,947)	(2,947)		(2,947)
Issuance of common stock under share-based plans, net	347,283	3	(2,562)			(2,559)		(2,559)
Cumulative-effect adjustment from adoption of ASC 842					(13,436)	(13,436)		(13,436)
Share-based compensation expense			3,314			3,314		3,314
BALANCE MAY 4, 2019	42,233,845	$422	$146,641	$(31,873)	$512,046	$627,236	$1,396	$628,632

BALANCE FEBRUARY 3, 2018	43,031,689	$430	$136,460	$(15,170)	$595,769	$717,489	$1,473	$718,962
Net earnings (loss)					17,212	17,212	(32)	17,180
Foreign currency translation adjustment				(808)		(808)	(8)	(816)
Unrealized loss on derivative financial instruments, net of tax of $122				(521)		(521)		(521)
Pension and other postretirement benefits adjustments, net of tax of $151				434		434		434
Comprehensive (loss) income				(895)	17,212	16,317	(40)	16,277
Dividends ($0.07 per share)					(3,023)	(3,023)		(3,023)
Acquisition of treasury stock	(100,000)	(2)			(3,286)	(3,288)		(3,288)
Issuance of common stock under share-based plans, net	256,005	4	(3,126)			(3,122)		(3,122)
Cumulative-effect adjustment from adoption of ASU 2016-16					(10,468)	(10,468)		(10,468)
Cumulative-effect adjustment from adoption of ASU 2014-09 (Topic 606)					(4,775)	(4,775)		(4,775)
Share-based compensation expense			3,575			3,575		3,575
BALANCE MAY 5, 2018	43,187,694	$432	$136,909	$(16,065)	$591,429	$712,705	$1,433	$714,138
See notes to condensed consolidated financial statements.

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the interim financial information of Caleres, Inc. ("the Company"). These statements, however, do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

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

For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 2, 2019.

Note 2	Impact of New Accounting Pronouncements

Impact of Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The FASB has subsequently issued ASUs with improvements to the guidance, including ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method to adopt the new standard. The Company adopted Accounting Standards Codification ("ASC") Topic 842 ("ASC 842") in the first quarter of 2019 using the modified retrospective approach and the optional transition method permitted by ASU 2018-11. Upon adoption, the Company recorded an operating lease right-of-use asset of $729.2 million and lease liabilities of $791.7 million as of February 3, 2019. In addition, a cumulative-effect adjustment to retained earnings of $13.4 million, net of $4.7 million in deferred taxes, was recorded upon adoption. Prior period financial information in the condensed consolidated financial statements has not been adjusted and is presented under the guidance in ASC 840, Leases. The Company elected the package of practical expedients and the expedient to group lease and non-lease components as permitted within the ASU. The hindsight practical expedient was not elected. Refer to Note 10 to the condensed consolidated financial statements for additional information regarding ASC 842.

Impact of Prospective Accounting Pronouncements
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

Acquisition of Blowfish, LLC
On July 6, 2018, the Company entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with Blowfish, LLC ("Blowfish", or "Blowfish Malibu"), pursuant to which the Company acquired a controlling interest in Blowfish. The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula, as specified in the Purchase Agreement. The aggregate purchase price is estimated to be $28.0 million, including approximately $9.0 million assigned to the mandatory purchase obligation, which will be paid upon settlement in 2021. The remaining $19.0 million (or $16.8 million, net of $2.2 million of cash received) was funded with cash. The estimate of the mandatory purchase obligation, which is recorded within other liabilities on the condensed consolidated balance sheets, is presented on a discounted basis and is subject to remeasurement based on the earnings formula specified in the Purchase Agreement. Accretion of the mandatory purchase obligation and any remeasurement adjustments will be recorded as interest expense. The operating results of Blowfish Malibu since July 6, 2018 have been included in the Company's condensed consolidated financial statements within the Brand Portfolio segment, with the elimination of sales and profit for sales to the Famous Footwear segment reflected in the Eliminations and Other category.

Blowfish Malibu, which was founded in 2005, designs and sells women's and children's footwear that captures the fresh youthful spirit and casual living that is distinctively Southern California. The footwear is marketed under the "Blowfish" and Blowfish Malibu" tradenames. The acquisition allows for continued expansion of the Company's overall business and provides additional exposure to the growing sneaker and casual lifestyle segment of the market.

The Company’s purchase price allocation contains uncertainties because it required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements). Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies. As of May 4, 2019, the purchase price allocation is complete.

During the thirteen weeks ended May 4, 2019, Blowfish Malibu contributed net sales of $19.3 million to the Brand Portfolio segment ($16.2 million on a consolidated basis, net of eliminations), and net earnings of $0.6 million.

Acquisition of Vionic
On October 18, 2018, the Company entered into an Equity and Asset Purchase Agreement (the "Agreement") with the equity holders of Vionic Group LLC and Vionic International LLC, and VCG Holdings Ltd., a Cayman Islands corporation (collectively, "Vionic"), pursuant to which the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC and certain related intellectual property from VCG Holdings Ltd for $360.0 million plus adjustments for cash and indebtedness, as defined in the Agreement. The aggregate purchase price was $360.7 million (or $352.7 million, net of $8.0 million of cash received). The purchase was funded with borrowings from the Company's revolving credit agreement. The operating results of Vionic since October 18, 2018 have been included in the Company's condensed consolidated financial statements within the Brand Portfolio segment, with the elimination of sales and profit for sales to the Famous Footwear segment reflected in the Eliminations and Other category.

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

The Brand Portfolio segment recognized $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) in incremental cost of goods sold in the thirteen weeks ended May 4, 2019 related to the amortization of the inventory fair value adjustment required for purchase accounting. In addition, the Company incurred integration-related costs of $0.3 million ($0.2 million on an after-tax basis, or $0.01 per diluted share) in the thirteen weeks ended May 4, 2019, which were recorded as a component of restructuring and other special charges, net. Of the $0.3 million, $0.2 million is presented within the Eliminations and Other category and $0.1 million is presented in the Brand Portfolio segment.

Vionic contributed net sales of $54.8 million to the Brand Portfolio segment ($53.1 million on a consolidated basis, net of eliminations), and reported a net loss of approximately $1.3 million, primarily associated with the incremental cost of goods sold of $5.8 million related to the amortization of the inventory fair value adjustment required for purchase accounting. The net loss excludes the incremental interest expense associated with the acquisition.

Purchase Price Allocation
The assets and liabilities of Vionic were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The Company has allocated the purchase price as of the acquisition date, October 18, 2018, as follows:

($ thousands)	October 18, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,024
Receivables	32,319
Inventories	58,740
Prepaid expense and other current assets	3,618
Total current assets	102,701
Goodwill	150,413
Intangible assets	144,700
Property and equipment	6,864
Total assets	$404,678

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$19,679
Other accrued expenses	20,768
Total current liabilities	40,447
Other liabilities	3,541
Total liabilities	43,988
Net assets	$360,690

The allocation of the purchase price is based on certain preliminary valuations and analyses. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analyses within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. The Company’s purchase price allocation required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements). Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies. A third-party valuation specialist assisted the Company with its preliminary fair value estimates for inventory and intangible assets other than goodwill. The Company used all available information to make its best estimate of fair values at the acquisition date. The Company continues to evaluate certain contingent liabilities, but the purchase price allocation is substantially complete as of May 4, 2019.

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

Note 4	Revenues

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

Disaggregation of Revenues
The following table disaggregates revenue by segment and major source for the periods ended May 4, 2019 and May 5, 2018:

	Thirteen Weeks Ended May 4, 2019
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$320,242	$36,650	$—	$356,892
Landed wholesale	—	233,370	(15,461)	217,909
First-cost wholesale	—	14,771	—	14,771
E-commerce	31,781	53,046	—	84,827
Licensing and royalty	—	3,132	—	3,132
Other (1)	142	81	—	223
Net sales	$352,165	$341,050	$(15,461)	$677,754

	Thirteen Weeks Ended May 5, 2018
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$338,256	$42,784	$—	$381,040
Landed wholesale	—	182,576	(14,766)	167,810
First-cost wholesale	—	13,405	—	13,405
E-commerce	25,014	40,950	—	65,964
Licensing and royalty	—	3,712	—	3,712
Other (1)	141	70	—	211
Net sales	$363,411	$283,497	$(14,766)	$632,142
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

Retail sales to members of the Company's loyalty programs, including the Famously You Rewards program, include two performance obligations: the sale of merchandise and the delivery of points that may be redeemed for future purchases. The transaction price is allocated to the separate performance obligations based on the relative stand-alone selling price. The stand-

alone selling price for the points is estimated using the retail value of the merchandise earned, adjusted for estimated breakage based upon historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	May 4, 2019	May 5, 2018	February 2, 2019
Customer allowances and discounts	$20,063	$19,416	$25,090
Loyalty programs liability	15,700	14,920	14,637
Returns reserve	16,621	12,606	13,841
Gift card liability	4,944	4,661	5,426

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented. In addition, during the thirteen weeks ended May 4, 2019, the loyalty programs liability increased $5.2 million due to points accrued for purchases and decreased $4.1 million due to expirations and redemptions. During the thirteen weeks ended May 5, 2018, the loyalty programs liability increased $6.4 million due to the adoption of Topic 606 and $5.9 million due to points accrued for purchases and decreased $5.5 million due to expirations and redemptions.

Note 5	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended May 4, 2019 and May 5, 2018:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 4, 2019	May 5, 2018
NUMERATOR
Net earnings	$9,085	$17,180
Net (earnings) loss attributable to noncontrolling interests	(2)	32
Net earnings allocated to participating securities	(283)	(479)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$8,800	$16,733

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	40,741	41,910
Dilutive effect of share-based awards	60	124
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	40,801	42,034

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.22	$0.40

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.22	$0.40

Options to purchase 16,667 shares of common stock for the thirteen weeks ended May 4, 2019 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive. There were no options to purchase shares excluded from the denominator for the thirteen weeks ended May 5, 2018.

During the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company repurchased zero and 100,000 shares, respectively, under the 2011 and 2018 publicly announced share repurchase programs, each of which permits repurchases of up to 2.5 million shares. As of May 4, 2019, the Company has repurchased a total of 2.7 million shares at an aggregate purchase price of $77.8 million.

Note 6	Restructuring and Other Initiatives

Vionic Integration-Related Costs
During the thirteen weeks ended May 4, 2019, the Company incurred integration-related costs associated with the acquisition of Vionic, primarily for severance, totaling $0.3 million ($0.2 million on an after-tax basis, or $0.01 per diluted share). Of the $0.3 million in costs, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings, $0.2 million are reflected within the Eliminations and Other category and $0.1 million are included in the Brand Portfolio segment. As of May 4, 2019 restructuring reserves of $0.5 million were included in other accrued expenses on the condensed consolidated balance sheets. Refer to further discussion of the acquisition in Note 3 to the condensed consolidated financial statements.

Carlos Brand Exit
The Company's license agreement to sell Carlos by Carlos Santana footwear expired in December 2018. In connection with the decision to exit the Carlos brand, the Company incurred restructuring-related costs of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) during the first quarter of 2019. Of these charges included in the Brand Portfolio segment, $1.3 million ($1.0 million on an after-tax basis or $0.02 per diluted share) primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings and the remaining $0.6 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) for severance and other related costs is presented in restructuring and other special charges.

Integration and Reorganization of Men's Brands
During the thirteen weeks ended May 5, 2018, the Company incurred integration and reorganization costs related to the men's business, primarily for severance and professional fees, totaling $1.8 million ($1.3 million on an after-tax basis, or $0.03 per diluted share). Of the $1.8 million in costs presented as restructuring and other special charges, net in the condensed consolidated statements of earnings for the thirteen weeks ended May 5, 2018, $1.6 million was reflected within the Brand Portfolio segment and $0.2 million was reflected within the Eliminations and Other category. As of May 5, 2018, restructuring reserves of $1.1 million were included in other accrued expenses on the condensed consolidated balance sheets.

Note 7	Business Segment Information

During the first quarter of 2019, the Company changed its segment presentation to present net sales of the Brand Portfolio segment inclusive of both external and intersegment sales, with the elimination of intersegment sales and profit from Brand Portfolio to Famous Footwear reflected within the Eliminations and Other category. This presentation reflects the independent business models of both Brand Portfolio and Famous Footwear, as well as growth in intersegment activity driven by recent acquisitions. Following is a summary of certain key financial measures for the Company’s business segments for the periods ended May 4, 2019 and May 5, 2018:

	Famous Footwear	Brand Portfolio	Eliminations and Other
($ thousands)				Total
Thirteen Weeks Ended May 4, 2019
Net sales	$352,165	$341,050	$(15,461)	$677,754
Intersegment sales (1)	—	15,461	—	15,461
Operating earnings (loss)	10,813	12,929	(6,873)	16,869
Segment assets	998,606	1,355,842	138,622	2,493,070

Thirteen Weeks Ended May 5, 2018
Net sales	$363,411	$283,497	$(14,766)	$632,142
Intersegment sales (1)	—	14,766	—	14,766
Operating earnings (loss)	21,857	11,627	(10,538)	22,946
Segment assets	555,448	745,460	201,158	1,502,066

(1) Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category
The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 4, 2019	May 5, 2018
Operating earnings	$16,869	$22,946
Interest expense, net	(7,340)	(3,683)
Other income, net	2,619	3,091
Earnings before income taxes	$12,148	$22,354

Note 8	Inventories

The Company's net inventory balance was comprised of the following:

($ thousands)	May 4, 2019	May 5, 2018	February 2, 2019
Raw materials	$18,618	$15,554	$19,128
Work-in-process	478	708	745
Finished goods	629,049	563,640	663,298
Inventories, net	$648,145	$579,902	$683,171

Note 9	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	May 4, 2019	May 5, 2018	February 2, 2019
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	388,288	285,988	388,288
Other	—	1,769	—
Total intangible assets	391,088	290,557	391,088
Accumulated amortization	(86,987)	(77,738)	(83,722)
Total intangible assets, net	304,101	212,819	307,366
Goodwill
Brand Portfolio	244,407	127,081	242,531
Total goodwill	244,407	127,081	242,531
Goodwill and intangible assets, net	$548,508	$339,900	$549,897

As further described in Note 3 to the condensed consolidated financial statements, the Company acquired Vionic on October 18, 2018. The allocation of the purchase price resulted in incremental intangible assets of $144.7 million, consisting of trademarks and customer relationships of $112.4 million and $32.3 million, respectively, and incremental goodwill of $150.4 million. In addition, the Company acquired Blowfish Malibu on July 6, 2018. The allocation of the purchase price resulted in incremental intangible assets of $17.6 million, consisting of trademarks and customer relationships of $11.1 million and $6.5 million, respectively, and incremental goodwill of $5.0 million.

The Company's intangible assets as of May 4, 2019, May 5, 2018 and February 2, 2019 were as follows:

($ thousands)		May 4, 2019
	Estimated Useful Lives	Cost Basis	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$288,788	$84,427	$204,361
Trademarks	Indefinite	58,100	—	58,100
Customer relationships	15-16 years	44,200	2,560	41,640
		$391,088	$86,987	$304,101

		May 5, 2018
	Estimated Useful Lives	Cost Basis	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$165,288	$77,219	$88,069
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15 years	5,400	495	4,905
Software licenses	5 years	1,769	24	1,745
		$290,557	$77,738	$212,819

		February 2, 2019
	Estimated Useful Lives	Cost Basis	Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15-40 years	$288,788	$81,961	$—	$206,827
Trademarks	Indefinite	118,100	—	60,000	58,100
Customer relationships	15-16 years	44,200	1,761	—	42,439
		$451,088	$83,722	$60,000	$307,366

Amortization expense related to intangible assets was $3.3 million and $1.0 million for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. The Company estimates that amortization expense related to intangible assets will be approximately $13.1 million in 2019, $12.8 million in 2020, $12.7 million in 2021, $12.5 million in 2022 and $12.2 million in 2023.

As a result of its annual goodwill impairment testing in the fourth quarter of 2018, the Company determined that the carrying value of the Allen Edmonds reporting unit exceeded its fair value and recorded $38.0 million in impairment charges. The Company recorded no goodwill impairment charges in the thirteen weeks ended May 4, 2019 or May 5, 2018.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required. The indefinite-lived intangible asset impairment review in the fourth quarter of 2018 resulted in $60.0 million in impairment charges associated with the Allen Edmonds trademark. The Company recorded no impairment charges in the thirteen weeks ended May 4, 2019 or May 5, 2018.

Note 10	Leases
The Company leases all of its retail locations, a manufacturing facility, and certain office locations, distribution centers and equipment. At contract inception, leases are evaluated and classified as either operating or finance leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company's leases that are classified as operating leases have lease terms and renewal options as follows:

	Lease Term	Renewal Options
Retail stores	5-10 years	Approximately 45% have options of varying periods
Manufacturing facility	8 years	None
Office facilities and distribution centers	10-15 years	5-20 years
Equipment	1 - 6 years	None

As further discussed in Note 2 to the condensed consolidated financial statements, during the first quarter of 2019, the Company adopted ASC 842 using the modified retrospective transition method. Prior period financial information in the condensed consolidated financial statements has not been adjusted and is presented in compliance with ASC 840. The Company elected the package of practical expedients and the expedient to account for lease and non-lease components as a single component for the entire population of operating lease assets. The Company did not elect the hindsight practical expedient to reevaluate the lease term of existing contracts.

Lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The majority of the Company’s leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred.

The following is a summary of lease assets and liabilities on the condensed consolidated balance sheet at May 4, 2019:

($ thousands)	May 4, 2019
Lease Classification
Lease right-of-use assets	$735,282
Current lease obligations	(136,005)
Noncurrent lease obligations	(662,750)
Net balance sheet impact	$(63,473)

The weighted-average lease term and discount rate as of May 4, 2019 were as follows:

May 4, 2019
Weighted-average remaining lease term (in years)	7.1
Weighted-average discount rate	4.1%

As of May 4, 2019, the Company has entered into lease commitments for seven retail locations for which the leases have not yet commenced. The Company anticipates that the leases for five retail locations will begin in the next two fiscal quarters. Upon commencement, right-of-use assets and lease liabilities of approximately $4.1 million will be recorded on the condensed consolidated balance sheets. Leases for two retail locations are expected to begin in the next fiscal year, resulting in right-of-use assets and lease liabilities of approximately $2.9 million.

The components of lease expense for the thirteen weeks ended May 4, 2019 were as follows:

Thirteen Weeks Ended
($ thousands)	May 4, 2019
Operating lease expense	$46,461
Variable lease expense	12,184
Short-term lease expense	1,115
Sublease income	(73)
Total lease expense	$59,687

Future minimum rent payments under noncancelable leases with an initial term of one year or more at May 4, 2019 were as follows:

($ thousands)
Remainder of 2019	$135,036
2020	159,990
2021	135,705
2022	113,185
2023	94,496
2024	73,946
Thereafter	168,164
Total minimum lease payments (1)	$880,522
Less imputed interest	(81,767)
Present value of lease obligations	$798,755

(1) Minimum lease payments have not been reduced by minimum sublease rental income of $0.5 million due in the future under noncancelable sublease agreements.
Supplemental cash flow information related to leases is as follows:

Thirteen Weeks Ended
($ thousands)	May 4, 2019
Cash paid for lease liabilities	$46,511
Cash received from sublease income	73

Note 11	Long-term and Short-term Financing Arrangements
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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $40.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of May 4, 2019.

At May 4, 2019, the Company had $318.0 million borrowings outstanding and $10.5 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $171.5 million at May 4, 2019.

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

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 4, 2019, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

Note 12	Shareholders’ Equity

Accumulated Other Comprehensive Loss
The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended May 4, 2019 and May 5, 2018:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance at February 2, 2019	$62	$(31,055)	$(608)	$(31,601)
Other comprehensive (loss) income before reclassifications	(970)	—	169	(801)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	533	171	704
Tax benefit	—	(138)	(37)	(175)
Net reclassifications	—	395	134	529
Other comprehensive (loss) income	(970)	395	303	(272)
Balance at May 4, 2019	$(908)	$(30,660)	$(305)	$(31,873)

Balance at February 3, 2018	$1,235	$(17,172)	$767	$(15,170)
Other comprehensive loss before reclassifications	(808)	—	(408)	(1,216)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	585	(145)	440
Tax (benefit) provision	—	(151)	32	(119)
Net reclassifications	—	434	(113)	321
Other comprehensive (loss) income	(808)	434	(521)	(895)
Balance at May 5, 2018	$427	$(16,738)	$246	$(16,065)

(1)
Amounts reclassified are included in other income, net. Refer to Note 14 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)
Amounts reclassified are included in net sales, costs of goods sold, selling and administrative expenses and interest expense, net. Refer to Note 15 and Note 16 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 13	Share-Based Compensation

The Company recognized share-based compensation expense of $3.3 million and $3.6 million during the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. The Company issued 347,283 and 256,005 shares of common stock during the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

Restricted Stock
The following table summarizes restricted stock activity for the periods ended May 4, 2019 and May 5, 2018:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 4, 2019			May 5, 2018
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Restricted Shares			Total Number of Restricted Shares

February 2, 2019	1,249,223	$29.17	February 3, 2018	1,174,801	$27.92
Granted	397,550	23.42	Granted	294,691	31.77
Forfeited	(21,425)	29.51	Forfeited	(16,550)	27.47
Vested	(204,920)	30.06	Vested	(208,610)	28.15
May 4, 2019	1,420,428	$27.43	May 5, 2018	1,244,332	$28.80

All 397,550 restricted shares granted during the thirteen weeks ended May 4, 2019, have a graded-vesting term of three years. Of the 294,691 restricted shares granted during the thirteen weeks ended May 5, 2018, 285,191 shares have a graded-vesting term of three years and 9,500 shares have a cliff-vesting term of four years. Share-based compensation expense for cliff-vesting grants is recognized on a straight-line basis over the vesting period and expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards
During the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company granted performance share awards for a targeted 180,000 and 155,000 shares, respectively, with a weighted-average grant date fair value of $23.42 and $31.84, respectively. Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant. At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

Stock Options
The following table summarizes stock option activity for the periods ended May 4, 2019 and May 5, 2018:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 4, 2019			May 5, 2018
		Weighted- Average Grant Date Fair Value			Weighted- Average Grant Date Fair Value
	Total Number of Stock Options			Total Number of Stock Options

February 2, 2019	42,667	$8.64	February 3, 2018	81,042	$6.28
Granted	—	—	Granted	—	—
Exercised	—	—	Exercised	(16,500)	4.02
Forfeited	—	—	Forfeited	—	—
Expired	—	—	Expired	(2,500)	5.71
May 4, 2019	42,667	$8.64	May 5, 2018	62,042	$6.90

Restricted Stock Units for Non-Employee Directors
Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director. The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock. The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs. Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs. The RSUs payable in cash are remeasured at the end of each period. Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted. The Company granted 1,114 and 781 RSUs for dividend equivalents during the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively, with weighted-average grant date fair values of $25.08 and $33.10, respectively.

Note 14	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 4, 2019	May 5, 2018	May 4, 2019	May 5, 2018
Service cost	$1,854	$2,382	$—	$—
Interest cost	3,725	3,541	15	15
Expected return on assets	(6,892)	(7,232)	—	—
Amortization of:
Actuarial loss (gain)	928	1,013	(30)	(30)
Prior service income	(365)	(398)	—	—
Total net periodic benefit income	$(750)	$(694)	$(15)	$(15)

The non-service cost components of net periodic benefit income are included in other income, net in the condensed consolidated statements of earnings. Service cost is included in selling and administrative expenses.

Note 15	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged. The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions and have varying maturities through May 2020. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

As of May 4, 2019, May 5, 2018 and February 2, 2019, the Company had forward contracts maturing at various dates through May 2020, May 2019 and January 2020, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	May 4, 2019	May 5, 2018	February 2, 2019
Financial Instruments
Euro	$12,134	$17,180	$13,383
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	13,230	14,828	15,196
Chinese yuan	2,858	12,520	4,507
New Taiwanese dollars	469	514	461
Other currencies	376	422	382
Total financial instruments	$29,067	$45,464	$33,929

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of May 4, 2019, May 5, 2018 and February 2, 2019 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
May 4, 2019	Prepaid expenses and other current assets	$183	Other accrued expenses	$459
May 5, 2018	Prepaid expenses and other current assets	591	Other accrued expenses	392
February 2, 2019	Prepaid expenses and other current assets	159	Other accrued expenses	745

For the thirteen weeks ended May 4, 2019 and May 5, 2018, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 4, 2019		May 5, 2018
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(99)	$—	$(25)	$—
Cost of goods sold	289	(22)	(402)	(92)
Selling and administrative expenses	35	(149)	(72)	237
Interest expense, net	—	—	—	—

All gains and losses currently included within accumulated other comprehensive loss associated with the Company’s foreign exchange forward contracts are expected to be reclassified into net earnings within the next 12 months. Additional information related to the Company’s derivative financial instruments are disclosed within Note 16 to the condensed consolidated financial statements.

Note 16	Fair Value Measurements

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

Non-Qualified Deferred Compensation Plan Assets and Liabilities
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

Restricted Stock Units for Non-Employee Directors
Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company were previously granted at no cost to non-employee directors. These cash-equivalent RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units, and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock. The fair value of each cash-equivalent RSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to RSUs for non-employee directors is disclosed in Note 13 to the condensed consolidated financial statements.

Derivative Financial Instruments
The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 15 to the condensed consolidated financial statements.

Mandatory Purchase Obligation
The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018. The fair value of the mandatory purchase obligation is based on the earnings formula specified in the Purchase Agreement (Level 3). Accretion of the mandatory purchase obligation and any fair value adjustments are recorded as interest expense. During the thirteen weeks ended May 4, 2019, accretion of $0.1 million was recorded. The earnings projections and discount rate utilized in the estimate of the fair value of the mandatory purchase obligation require management judgment and are the assumptions to which the fair value calculation is the most sensitive. Refer to further discussion of the mandatory purchase obligation in Note 3 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 4, 2019, May 5, 2018 and February 2, 2019. The Company did not have any transfers between Level 1, Level 2 or Level 3 during the thirteen weeks ended May 4, 2019 or May 5, 2018.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
May 4, 2019:
Cash equivalents – money market funds	$4,500	$4,500	$—	$—
Non-qualified deferred compensation plan assets	7,865	7,865	—	—
Non-qualified deferred compensation plan liabilities	(7,865)	(7,865)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,173)	(2,173)	—	—
Restricted stock units for non-employee directors	(4,013)	(4,013)	—	—
Derivative financial instruments, net	(276)	—	(276)	—
Mandatory purchase obligation - Blowfish Malibu	(9,353)	—	—	(9,353)
May 5, 2018:
Cash equivalents – money market funds	$76,335	$76,335	$—	$—
Non-qualified deferred compensation plan assets	6,898	6,898	—	—
Non-qualified deferred compensation plan liabilities	(6,898)	(6,898)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,563)	(2,563)	—	—
Restricted stock units for non-employee directors	(5,011)	(5,011)	—	—
Derivative financial instruments, net	199	—	199	—
February 2, 2019:
Cash equivalents – money market funds	$4,582	$4,582	$—	$—
Non-qualified deferred compensation plan assets	7,270	7,270	—	—
Non-qualified deferred compensation plan liabilities	(7,270)	(7,270)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,364)	(2,364)	—	—
Restricted stock units for non-employee directors	(4,419)	(4,419)	—	—
Derivative financial instruments, net	(586)	—	(586)	—
Mandatory purchase obligation - Blowfish Malibu	(9,245)	—	—	(9,245)

Impairment Charges
The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $685.0 million and $105.4 million at May 4, 2019 and May 5, 2018, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, primarily for leasehold improvements, furniture and fixtures in the Company's retail stores and operating lease right-of-use assets, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended
($ thousands)	May 4, 2019	May 5, 2018
Impairment Charges
Famous Footwear	$400	$150
Brand Portfolio	794	318
Total impairment charges	$1,194	$468

Fair Value of the Company’s Other Financial Instruments
The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	May 4, 2019		May 5, 2018		February 2, 2019
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value	Value	Value	Value	Value	Value
Borrowings under revolving credit agreement	$318,000	$318,000	$—	$—	$335,000	$335,000
Long-term debt	198,046	208,000	197,587	209,500	197,932	205,500
Total debt	$516,046	$526,000	$197,587	$209,500	$532,932	$540,500

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 17	Income Taxes

The Company’s consolidated effective tax rates were 25.2% and 23.1% for the thirteen weeks ended May 4, 2019 and May 5, 2018, respectively. The Company's effective tax rate was impacted by a discrete tax provision of $0.1 million in the thirteen weeks ended May 4, 2019 related to share-based compensation, compared to discrete tax benefits of $0.5 million in the thirteen weeks ended May 5, 2018. If these discrete taxes had not been recognized during the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company's effective tax rate would have been 24.3% and 25.4%, respectively.

As of May 4, 2019, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings. Due to the complexity of the hypothetical calculation, it is not practicable to estimate the amount of the deferred tax liability associated with these unremitted foreign earnings.

Note 18	Commitments and Contingencies

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

The cumulative expenditures for both on-site and off-site remediation through May 4, 2019 were $30.6 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at May 4, 2019 is $9.7 million, of which $9.0 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses. Of the total $9.7 million reserve, $5.1 million is for off-site remediation and $4.6 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $14.0 million as of May 4, 2019. The Company expects to spend approximately $0.5 million in the next fiscal year, $0.1 million in each of the following four years and $13.1 million in the aggregate thereafter related to the on-site remediation.

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

Note 19	Financial Information for the Company and its Subsidiaries

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
MAY 4, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$6,812	$14,703	$14,263	$—	$35,778
Receivables, net	91,170	39,619	17,698	—	148,487
Inventories, net	124,703	492,630	30,812	—	648,145
Prepaid expenses and other current assets	31,046	18,077	6,586	(807)	54,902
Intercompany receivable – current	314	76	8,800	(9,190)	—
Total current assets	254,045	565,105	78,159	(9,997)	887,312
Other assets	73,066	11,793	852	—	85,711
Goodwill and intangible assets, net	108,328	331,689	108,491	—	548,508
Lease right-of-use assets	130,006	572,551	32,725	—	735,282
Property and equipment, net	75,763	149,955	10,539	—	236,257
Investment in subsidiaries	1,503,973	—	(25,376)	(1,478,597)	—
Intercompany receivable – noncurrent	586,453	620,752	775,061	(1,982,266)	—
Total assets	$2,731,634	$2,251,845	$980,451	$(3,470,860)	$2,493,070

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$318,000	$—	$—	$—	$318,000
Trade accounts payable	83,559	183,057	22,455	—	289,071
Lease obligations	11,096	118,041	6,868	—	136,005
Other accrued expenses	65,845	83,503	19,683	(807)	168,224
Intercompany payable – current	4,669	—	4,521	(9,190)	—
Total current liabilities	483,169	384,601	53,527	(9,997)	911,300
Other liabilities
Noncurrent lease obligations	$132,565	$497,527	$32,658	$—	$662,750
Long-term debt	198,046	—	—	—	198,046
Other liabilities	88,358	2,848	1,136	—	92,342
Intercompany payable – noncurrent	1,202,260	113,338	666,668	(1,982,266)	—
Total other liabilities	1,621,229	613,713	700,462	(1,982,266)	953,138
Equity
Caleres, Inc. shareholders’ equity	627,236	1,253,531	225,066	(1,478,597)	627,236
Noncontrolling interests	—	—	1,396	—	1,396
Total equity	627,236	1,253,531	226,462	(1,478,597)	628,632
Total liabilities and equity	$2,731,634	$2,251,845	$980,451	$(3,470,860)	$2,493,070

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$191,404	$488,321	$52,426	$(54,397)	$677,754
Cost of goods sold	129,259	289,541	27,095	(47,977)	397,918
Gross profit	62,145	198,780	25,331	(6,420)	279,836
Selling and administrative expenses	55,941	194,585	18,005	(6,420)	262,111
Restructuring and other special charges, net	856	—	—	—	856
Operating earnings	5,348	4,195	7,326	—	16,869
Interest (expense) income	(7,339)	(22)	21	—	(7,340)
Other income (expense)	2,637	—	(18)	—	2,619
Intercompany interest income (expense)	2,841	(2,817)	(24)	—	—
Earnings before income taxes	3,487	1,356	7,305	—	12,148
Income tax provision	(1,312)	(355)	(1,396)	—	(3,063)
Equity in earnings (loss) of subsidiaries, net of tax	6,908	—	(538)	(6,370)	—
Net earnings	9,083	1,001	5,371	(6,370)	9,085
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
Net earnings attributable to Caleres, Inc.	$9,083	$1,001	$5,369	$(6,370)	$9,083

Comprehensive income	$8,811	$923	$4,570	$(5,479)	$8,825
Less: Comprehensive income attributable to noncontrolling interests	—	—	14	—	14
Comprehensive income attributable to Caleres, Inc.	$8,811	$923	$4,556	$(5,479)	$8,811

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 4, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(5,419)	$47,435	$7,894	$—	$49,910

Investing activities
Purchases of property and equipment	(14,787)	(2,833)	(823)	—	(18,443)
Capitalized software	(2,911)	(6)	—	—	(2,917)
Intercompany investing	(120)	120	—	—	—
Net cash used for investing activities	(17,818)	(2,719)	(823)	—	(21,360)

Financing activities
Borrowings under revolving credit agreement	84,000	—	—	—	84,000
Repayments under revolving credit agreement	(101,000)	—	—	—	(101,000)
Dividends paid	(2,947)	—	—	—	(2,947)
Issuance of common stock under share-based plans, net	(2,559)	—	—	—	(2,559)
Other	(394)	—	—	—	(394)
Intercompany financing	52,947	(39,161)	(13,786)	—	—
Net cash provided by (used for) financing activities	30,047	(39,161)	(13,786)	—	(22,900)
Effect of exchange rate changes on cash and cash equivalents	—	—	(72)	—	(72)
Increase (decrease) in cash and cash equivalents	6,810	5,555	(6,787)	—	5,578
Cash and cash equivalents at beginning of period	2	9,148	21,050	—	30,200
Cash and cash equivalents at end of period	$6,812	$14,703	$14,263	$—	$35,778

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
MAY 5, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$41,795	$10,011	$44,675	$—	$96,481
Receivables, net	113,763	2,721	9,075	—	125,559
Inventories, net	110,242	441,144	28,516	—	579,902
Prepaid expenses and other current assets	28,677	31,669	6,632	(4,593)	62,385
Intercompany receivable – current	919	339	14,444	(15,702)	—
Total current assets	295,396	485,884	103,342	(20,295)	864,327
Other assets	75,242	12,937	762	—	88,941
Goodwill and intangible assets, net	112,298	40,937	186,665	—	339,900
Property and equipment, net	36,178	160,903	11,817	—	208,898
Investment in subsidiaries	1,341,505	—	(24,043)	(1,317,462)	—
Intercompany receivable – noncurrent	783,315	536,213	708,992	(2,028,520)	—
Total assets	$2,643,934	$1,236,874	$987,535	$(3,366,277)	$1,502,066

Liabilities and Equity
Current liabilities
Trade accounts payable	$99,013	$150,288	$19,616	$—	$268,917
Other accrued expenses	67,588	85,180	20,571	(4,593)	168,746
Intercompany payable – current	5,467	—	10,235	(15,702)	—
Total current liabilities	172,068	235,468	50,422	(20,295)	437,663
Other liabilities
Long-term debt	197,587	—	—	—	197,587
Other liabilities	102,303	40,200	10,175	—	152,678
Intercompany payable – noncurrent	1,459,271	91,100	478,149	(2,028,520)	—
Total other liabilities	1,759,161	131,300	488,324	(2,028,520)	350,265
Equity
Caleres, Inc. shareholders’ equity	712,705	870,106	447,356	(1,317,462)	712,705
Noncontrolling interests	—	—	1,433	—	1,433
Total equity	712,705	870,106	448,789	(1,317,462)	714,138
Total liabilities and equity	$2,643,934	$1,236,874	$987,535	$(3,366,277)	$1,502,066

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$199,260	$445,695	$37,392	$(50,205)	$632,142
Cost of goods sold	134,594	247,799	17,867	(43,039)	357,221
Gross profit	64,666	197,896	19,525	(7,166)	274,921
Selling and administrative expenses	66,342	177,886	13,135	(7,166)	250,197
Restructuring and other special charges, net	525	1,253	—	—	1,778
Operating (loss) earnings	(2,201)	18,757	6,390	—	22,946
Interest (expense) income	(3,819)	(12)	148	—	(3,683)
Other income (expense)	3,120	—	(29)	—	3,091
Intercompany interest income (expense)	2,768	(2,799)	31	—	—
(Loss) earnings before income taxes	(132)	15,946	6,540	—	22,354
Income tax provision	(952)	(3,302)	(920)	—	(5,174)
Equity in earnings (loss) of subsidiaries, net of tax	18,296	—	(478)	(17,818)	—
Net earnings	17,212	12,644	5,142	(17,818)	17,180
Less: Net loss attributable to noncontrolling interests	—	—	(32)	—	(32)
Net earnings attributable to Caleres, Inc.	$17,212	$12,644	$5,174	$(17,818)	$17,212

Comprehensive income	$16,325	$12,626	$4,995	$(17,661)	$16,285
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(40)	—	(40)
Comprehensive income attributable to Caleres, Inc.	$16,325	$12,626	$5,035	$(17,661)	$16,325

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THIRTEEN WEEKS ENDED MAY 5, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$5,799	$38,599	$6,949	$—	$51,347

Investing activities
Purchases of property and equipment	(3,095)	(4,334)	(500)	—	(7,929)
Capitalized software	(1,248)	(186)	—	—	(1,434)
Intercompany investing	286	(286)	—	—	—
Net cash used for investing activities	(4,057)	(4,806)	(500)	—	(9,363)

Financing activities
Dividends paid	(3,023)	—	—	—	(3,023)
Acquisition of treasury stock	(3,288)	—	—	—	(3,288)
Issuance of common stock under share-based plans, net	(3,122)	—	—	—	(3,122)
Intercompany financing	23,397	(23,782)	385	—	—
Net cash provided by (used for) financing activities	13,964	(23,782)	385	—	(9,433)
Effect of exchange rate changes on cash and cash equivalents	—	—	(117)	—	(117)
Increase in cash and cash equivalents	15,706	10,011	6,717	—	32,434
Cash and cash equivalents at beginning of period	26,089	—	37,958	—	64,047
Cash and cash equivalents at end of period	$41,795	$10,011	$44,675	$—	$96,481

CONDENSED CONSOLIDATING BALANCE SHEET
FEBRUARY 2, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$2	$9,148	$21,050	$—	$30,200
Receivables, net	130,684	32,319	28,719	—	191,722
Inventories, net	175,697	470,610	36,864	—	683,171
Prepaid expenses and other current assets	31,195	32,556	7,603	—	71,354
Intercompany receivable – current	190	42	15,279	(15,511)	—
Total current assets	337,768	544,675	109,515	(15,511)	976,447
Other assets	68,707	11,824	909	—	81,440
Goodwill and intangible assets, net	108,884	331,810	109,203	—	549,897
Property and equipment, net	62,608	157,270	10,906	—	230,784
Investment in subsidiaries	1,499,209	—	(24,838)	(1,474,371)	—
Intercompany receivable – noncurrent	597,515	578,821	762,281	(1,938,617)	—
Total assets	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$335,000	$—	$—	$—	$335,000
Trade accounts payable	146,400	130,670	39,228	—	316,298
Other accrued expenses	95,498	86,015	20,525	—	202,038
Intercompany payable – current	10,781	—	4,730	(15,511)	—
Total current liabilities	587,679	216,685	64,483	(15,511)	$853,336
Other liabilities
Long-term debt	197,932	—	—	—	197,932
Other liabilities	105,689	41,149	5,027	—	151,865
Intercompany payable – noncurrent	1,149,338	115,114	674,165	(1,938,617)	—
Total other liabilities	1,452,959	156,263	679,192	(1,938,617)	349,797
Equity
Caleres, Inc. shareholders’ equity	634,053	1,251,452	222,919	(1,474,371)	634,053
Noncontrolling interests	—	—	1,382	—	1,382
Total equity	634,053	1,251,452	224,301	(1,474,371)	635,435
Total liabilities and equity	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Financial Highlights
The following is a summary of the financial highlights for the first quarter of 2019:

•
Consolidated net sales increased $45.7 million in the first quarter of 2019, driven by our 2018 acquisitions of Vionic and Blowfish Malibu, which contributed net sales of $54.8 million and $19.3 million to the Brand Portfolio segment ($53.1 million and $16.2 million on a consolidated basis, net of eliminations), respectively, for the first quarter of 2019. Our Famous Footwear segment experienced an $11.2 million, or 3.1%, decline in sales.

•	Consolidated gross profit increased $4.9 million, or 1.8%, to $279.8 million for the first quarter of 2019, compared to $274.9 million for the first quarter of 2018.

•	Consolidated operating earnings decreased $6.0 million, or 26.5%, to $16.9 million in the first quarter of 2019, compared to $22.9 million in the first quarter of 2018.

•
Consolidated net earnings attributable to Caleres, Inc. were $9.1 million, or $0.22 per diluted share, in the first quarter of 2019, compared to $17.2 million, or $0.40 per diluted share, in the first quarter of 2018.

The following items should be considered in evaluating the comparability of our first quarter results in 2019 and 2018:

•
Acquisition of Vionic – In October 2018, we acquired Vionic, a growing brand with strong consumer loyalty and a complementary fit to the other brands within our Brand Portfolio segment. Vionic contributed $54.8 million to our Brand Portfolio net sales ($53.1 million on a consolidated basis, net of eliminations) for the first quarter of 2019. We incurred acquisition and integration-related charges of $6.1 million during the first quarter of 2019, including incremental cost of goods sold of $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) related to the amortization of the inventory adjustment required for purchase accounting and integration-related costs of $0.3 million ($0.2 million on an after-tax basis, or $0.01 per diluted share) during the first quarter of 2019, which are presented as restructuring and other special charges, net. Refer to Notes 3 and 6 to the condensed consolidated financial statements for additional information related to these costs.

•
Acquisition of Blowfish Malibu – In July 2018, we acquired a controlling interest in Blowfish Malibu, which gives us additional access to the growing sneaker and casual lifestyle segment of the market. Blowfish contributed $19.3 million to our Brand Portfolio net sales ($16.2 million on a consolidated basis, net of eliminations) for the first quarter of 2019.

•
Carlos brand exit – In connection with the decision to exit our Carlos brand, we incurred restructuring-related costs of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) during the first quarter of 2019. Of these charges, $1.3 million primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings and the remaining $0.6 million for severance and other related costs is presented in restructuring and other special charges. Refer to Note 6 to the consolidated financial statements for further discussion.

•
We adopted ASU 2016-02, Leases (Topic 842), during the first quarter of 2019 using the modified retrospective transition method. Therefore, prior period financial information in the condensed consolidated financial statements has not been adjusted and is presented under the guidance in ASC 840. As a result of the adoption of the ASU, we recorded an operating lease right-of-use asset of $729.2 million and lease liabilities of $791.7 million as of February 3, 2019. Refer to Note 10 to the condensed consolidated financial statements for additional information on the adoption of this ASU.

•
During the first quarter of 2019, we changed our segment presentation to present net sales of the Brand Portfolio segment inclusive of both external and intersegment sales, with the elimination of intersegment sales and profit from Brand Portfolio to Famous Footwear reflected within the Eliminations and Other category. This presentation reflects the independent business models of both Brand Portfolio and Famous Footwear, as well as growth in intersegment activity driven by the acquisitions of Vionic and Blowfish Malibu. Prior period information has been recast to conform to the current presentation.

Recent Developments

On May 10, 2019, tariffs of up to 25% were proposed on various categories of U.S. imports from China, including footwear.  Although we have increased the sourcing of our footwear from other countries in recent years, a significant amount of our footwear is sourced from China.  If the proposed tariffs are ultimately imposed on footwear, our product costs will increase, which may in turn adversely impact our gross margins if we are unable to pass along the higher costs to the consumer.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS
	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
		% of Net Sales		% of Net Sales
($ millions)
Net sales	$677.8	100.0%	$632.1	100.0%
Cost of goods sold	398.0	58.7%	357.2	56.5%
Gross profit	279.8	41.3%	274.9	43.5%
Selling and administrative expenses	262.1	38.7%	250.2	39.6%
Restructuring and other special charges, net	0.8	0.1%	1.8	0.3%
Operating earnings	16.9	2.5%	22.9	3.6%
Interest expense, net	(7.4)	(1.1)%	(3.6)	(0.6)%
Other income, net	2.6	0.4%	3.1	0.5%
Earnings before income taxes	12.1	1.8%	22.4	3.5%
Income tax provision	(3.0)	(0.5)%	(5.2)	(0.8)%
Net earnings	9.1	1.3%	17.2	2.7%
Net earnings (loss) attributable to noncontrolling interests	0.0	0.0%	(0.0)	(0.0)%
Net earnings attributable to Caleres, Inc.	$9.1	1.3%	$17.2	2.7%

Net Sales
Net sales increased $45.7 million, or 7.2%, to $677.8 million for the first quarter of 2019, compared to $632.1 million for the first quarter of 2018. Our Brand Portfolio segment reported a $57.6 million, or 20.3%, increase in net sales driven by net sales of our Vionic and Blowfish Malibu brands, which were acquired in October and July 2018, respectively. We also experienced higher net sales of our Franco Sarto brand, partially offset by lower sales of our Allen Edmonds and Dr. Scholl's brands. Our Famous Footwear segment reported an $11.2 million, or 3.1%, decrease in net sales, driven by a decrease in our store base, which resulted in a $7.5 million decrease in sales from new and closed stores, and a 1.0% decline in same-store sales. Net sales at Famous Footwear were impacted by a difficult retail environment, especially early in the quarter. We experienced a slower start to the sandal selling season, despite increased promotional activity.

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

Gross Profit
Gross profit increased $4.9 million, or 1.8%, to $279.8 million for the first quarter of 2019, compared to $274.9 million for the first quarter of 2018, driven by sales growth from our recent acquisitions. As a percentage of net sales, gross profit decreased to 41.3% for the first quarter of 2019, compared to 43.5% for the first quarter of 2018, reflecting the promotional retail environment and a higher mix of e-commerce sales. Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental shipping and handling required. We also launched a new loyalty program at Famous Footwear during the first quarter of 2019, which resulted in an increase of net sales but at a lower margin rate. Cost of goods sold for the first quarter of 2019 also includes $5.8 million related to the amortization of the inventory adjustment required by purchase accounting for our acquisition of Vionic in October 2018. Retail and wholesale net sales were 59% and 41%, respectively, in the first quarter of 2019 compared to 69% and 31% in the first quarter of 2018.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses
Selling and administrative expenses increased $11.9 million, or 4.8%, to $262.1 million for the first quarter of 2019, compared to $250.2 million for the first quarter of 2018. The increase was driven by additional costs associated with our recently acquired Vionic and Blowfish Malibu brands, including higher amortization expense on the intangible assets, partially offset by lower expenses associated with cash and stock-based incentive compensation plans and lower store rent and facilities expenses associated with a smaller store base. As a percentage of net sales, selling and administrative expenses decreased to 38.7% for the first quarter of 2019, from 39.6% for the first quarter of 2018, reflecting better leveraging of our expense base over higher net sales.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $0.8 million ($0.6 million on an after-tax basis, or $0.02 per diluted share) were incurred in the first quarter of 2019 associated with the exit of our Carlos brand and integration-related costs for Vionic. For the first quarter of 2018, we incurred restructuring and other special charges of $1.8 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) for the integration and reorganization of our men's brands. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings decreased $6.0 million, or 26.5%, to $16.9 million for the first quarter of 2019, compared to $22.9 million for the first quarter of 2018, primarily reflecting lower sales and gross margins at Famous Footwear and higher selling and administrative expenses, partially offset by the earnings contribution associated with our newly acquired brands. As a percentage of net sales, operating earnings decreased to 2.5% for the first quarter of 2019, compared to 3.6% for the first quarter of 2018.

Interest Expense, Net
Interest expense, net increased $3.8 million, or 105.6%, to $7.4 million for the first quarter of 2019, compared to $3.6 million for the first quarter of 2018, primarily due to higher average borrowings under our revolving credit agreement, which was used to fund the acquisition of Vionic in October 2018.

Other Income, Net
Other income, net decreased $0.5 million, or 15.3%, to $2.6 million for the first quarter of 2019, compared to $3.1 million for the first quarter of 2018, driven by lower expected return on assets for our domestic pension plan. Refer to Note 14 to the condensed consolidated financial statements for additional information related to our retirement plans.

Income Tax Provision
Our effective tax rate can vary considerably from period to period, depending on a number of factors. Our consolidated effective tax rate was 25.2% for the first quarter of 2019, compared to 23.1% for the first quarter of 2018. Our effective tax rate was impacted by a discrete tax provision of $0.1 million in the first quarter of 2019 related to share-based compensation, compared to discrete tax benefits of $0.5 million in the first quarter of 2018. If these discrete taxes had not been recognized during the first quarter of 2019 and 2018, our effective tax rate would have been 24.3% and 25.4%, respectively.

Net Earnings Attributable to Caleres, Inc.
Net earnings attributable to Caleres, Inc. were $9.1 million in the first quarter 2019 compared to net earnings of $17.2 million for the first quarter 2018 as a result of the factors described above.

FAMOUS FOOTWEAR
	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$352.2	100.0%	$363.4	100.0%
Cost of goods sold	199.5	56.6%	198.2	54.5%
Gross profit	152.7	43.4%	165.2	45.5%
Selling and administrative expenses	141.9	40.3%	143.3	39.5%
Operating earnings	$10.8	3.1%	$21.9	6.0%

Key Metrics
Same-store sales % change	(1.0)%		(0.8)%
Same-store sales $ change	$(3.4)		$(2.7)
Sales change from new and closed stores, net	$(7.5)		$(0.6)
Impact of changes in Canadian exchange rate on sales	$(0.3)		$0.2

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$49		$50
Sales per square foot, excluding e-commerce (trailing twelve months)	$219		$222
Square footage (thousand sq. ft.)	6,503		6,712

Stores opened	4		2
Stores closed	11		15
Ending stores	985		1,013

Net Sales
Net sales decreased $11.2 million, or 3.1%, to $352.2 million for the first quarter of 2019, compared to $363.4 million for the first quarter of 2018. The sales decrease was driven by a decrease in our store base, which resulted in a $7.5 million decrease in sales from new and closed stores, and a 1.0% decline in same-store sales. Sales at Famous Footwear were impacted by a difficult retail environment, especially early in the quarter. We experienced a slower start to the sandal selling season, despite increased promotional activity. During the first quarter of 2019, we opened four stores and closed 11 stores, resulting in 985 stores and total square footage of 6.5 million at the end of the first quarter of 2019, compared to 1,013 stores and total square footage of 6.7 million at the end of the first quarter of 2018. On a trailing twelve-month basis, sales per square foot, excluding e-commerce, decreased 1.0% to $219 for the twelve months ended May 4, 2019, compared to $222 for the twelve months ended May 5, 2018. During the first quarter of 2019, we introduced our new customer loyalty program, "Famously You Rewards", which drove an increase in sales to members. Sales to our customer loyalty program members continue to account for a majority of the segment’s sales, with approximately 80% of our net sales made to program members in the first quarter of 2019, compared to 76% in the first quarter of 2018.

Gross Profit
Gross profit decreased $12.5 million, or 7.6%, to $152.7 million for the first quarter of 2019, compared to $165.2 million for the first quarter of 2018, reflecting lower net sales and a lower gross profit rate. As a percentage of net sales, our gross profit decreased to 43.4% for the first quarter of 2019, compared to 45.5% for the first quarter of 2018, reflecting the promotional retail environment and higher freight expenses attributable to strong growth in e-commerce sales. We expect the trend toward a higher mix of e-commerce sales to continue. In addition, we launched our Famously You Rewards ("Rewards") program in the first quarter of 2019, which offers free shipping to members. The new Rewards program resulted in an increase in net sales to members but at a lower margin rate.

Selling and Administrative Expenses
Selling and administrative expenses decreased $1.4 million, or 1.0%, to $141.9 million for the first quarter of 2019, compared to $143.3 million for the first quarter of 2018. The decrease was driven by lower rent and facilities expense attributable to our smaller store base, partially offset by the incremental expenses associated with the launch of our new Rewards program. As a percentage of net sales, selling and administrative expenses increased to 40.3% for the first quarter of 2019, compared to 39.5% for the first quarter of 2018.

Operating Earnings
Operating earnings decreased $11.1 million, or 51.0%, to $10.8 million for the first quarter of 2019, compared to $21.9 million for the first quarter of 2018, reflecting the factors described above. As a percentage of net sales, operating earnings decreased to 3.1% for the first quarter of 2019, compared to 6.0% for the first quarter of 2018.

BRAND PORTFOLIO
	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
		% of Net Sales		% of Net Sales
($ millions, except sales per square foot)
Operating Results
Net sales	$341.1	100.0%	$283.5	100.0%
Cost of goods sold	214.2	62.8%	174.6	61.6%
Gross profit	126.9	37.2%	108.9	38.4%
Selling and administrative expenses	113.4	33.2%	95.7	33.7%
Restructuring and other special charges, net	0.6	0.2%	1.6	0.6%
Operating earnings	$12.9	3.8%	$11.6	4.1%

Key Metrics
Direct-to-consumer (% of net sales) (1)	26%		30%
Wholesale/retail sales mix (%)	81%/19%		73%/27%
Change in wholesale net sales ($) (2)	$64.3		$(0.1)
Unfilled order position at end of period	$376.4		$311.0

Same-store sales % change	(8.6)%		(1.0)%
Same-store sales $ change	$(5.5)		$(0.5)
Sales change from new and closed stores, net	$(0.8)		$3.9
Impact of changes in Canadian exchange rate on retail sales	$(0.4)		$0.4

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$93		$104
Sales per square foot, excluding e-commerce (trailing twelve months)	$408		$440
Square footage (thousands sq. ft.)	397		405

Stores opened	2		4
Stores closed	1		5
Ending stores	230		235
(1) Direct-to-consumer includes sales of our retail stores and e-commerce sites.
(2) The first quarter of 2019 wholesale net sales change includes sales from our acquired Vionic and Blowfish Malibu brands of $54.8 million and $19.3 million, respectively.

Net Sales
Net sales increased $57.6 million, or 20.3%, to $341.1 million for the first quarter of 2019, compared to $283.5 million for the first quarter of 2018 driven by net sales from acquisitions of Vionic in October 2018 and Blowfish Malibu in July 2018, which contributed $54.8 million and $19.3 million, respectively, to our net sales growth in the first quarter of 2019. We experienced lower net sales of our Allen Edmonds brand, as planned, as well as lower Dr. Scholl's sales, partially offset by higher net sales of our Franco Sarto brand. Sales were negatively impacted by a slower start to the spring sandal season as well as a difficult retail environment. However, e-commerce sales continue to grow as a percentage of the business. During the first quarter of 2019, we opened two stores and closed one store, resulting in a total of 230 stores and total square footage of 0.4 million at the end of the first quarter of 2019, compared to 235 stores and total square footage of 0.4 million at the end of the first quarter of 2018. On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, decreased to $408 for the twelve months ended May 4, 2019, compared to $440 for the twelve months ended May 5, 2018.

Our unfilled order position for our wholesale sales increased $65.4 million, or 21.0%, to $376.4 million at May 4, 2019, compared to $311.0 million at May 5, 2018. The increase in our backlog order levels reflects the acquisitions of Blowfish Malibu and Vionic in 2018.

Gross Profit
Gross profit increased $18.0 million, or 16.5%, to $126.9 million for the first quarter of 2019, compared to $108.9 million for the first quarter of 2018, primarily reflecting net sales growth from the Vionic acquisition, partially offset by the incremental cost of goods sold related to purchase accounting inventory adjustments and incremental markdowns related to the Carlos brand exit. As a percentage of net sales, our gross profit decreased to 37.2% for the first quarter of 2019, compared to 38.4% for the first quarter of 2018, reflecting higher inventory markdowns and sales allowances.

Selling and Administrative Expenses
Selling and administrative expenses increased $17.7 million, or 18.5%, to $113.4 million for the first quarter of 2019, compared to $95.7 million for the first quarter of 2018, reflecting increased expenses from our Vionic acquisition, primarily employee compensation. As a percentage of net sales, selling and administrative expenses decreased to 33.2% for the first quarter of 2019, compared to 33.7% for the first quarter of 2018, reflecting the leveraging of our expenses over higher net sales.

Restructuring and Other Special Charges, Net
Restructuring and other special charges of $0.6 million in the first quarter of 2019 were related to Vionic integration and business exits. In the first quarter of 2018, restructuring and other special charges of $1.6 million were incurred related to the integration and reorganization of our men's business. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings
Operating earnings increased $1.3 million, or 11.2%, to $12.9 million for the first quarter of 2019, compared to $11.6 million for the first quarter of 2018, driven by higher sales volume, partially offset by an increase in selling and administrative expenses. As a percentage of net sales, operating earnings decreased to 3.8% for the first quarter of 2019, compared to 4.1% in the first quarter of 2018.

ELIMINATIONS AND OTHER
	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
		% of Net Sales		% of Net Sales
($ millions)
Operating Results
Net sales	$(15.5)	100.0%	$(14.8)	100.0%
Cost of goods sold	(15.8)	101.8%	(15.7)	105.8%
Gross profit	0.3	(1.8)%	0.9	(5.8)%
Selling and administrative expenses	6.9	(44.7)%	11.2	(75.9)%
Restructuring and other special charges, net	0.2	(1.6)%	0.2	(1.3)%
Operating loss	$(6.8)	44.5%	$(10.5)	71.4%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries. The net sales decrease of $0.7 million reflects a higher sales elimination for sales from Brand Portfolio to Famous Footwear, principally due to our recent acquisitions, both of which sell product to our Famous Footwear division. Selling and administrative expenses of $6.9 million were incurred for the first quarter 2019, compared to $11.2 million for the first quarter 2018. The decrease reflects lower warehouse costs attributable to duplicate costs incurred in the first quarter of last year associated with the transition to our new leased distribution center in Chino, California, as well as lower expenses for our cash and share-based incentive compensation plans.

LIQUIDITY AND CAPITAL RESOURCES
Borrowings

($ millions)	May 4, 2019	May 5, 2018	February 2, 2019
Borrowings under revolving credit agreement	$318.0	$—	$335.0
Long-term debt	198.0	197.6	197.9
Total debt	$516.0	$197.6	$532.9

Total debt obligations at May 4, 2019 increased $318.4 to $516.0 million, compared to $197.6 million at May 5, 2018. The increase from May 5, 2018 to May 4, 2019 reflects borrowings under our revolving credit agreement to fund the acquisition of Vionic in October 2018. The $16.9 million decrease in debt from February 2, 2019 includes $17.0 million of repayments under our revolving credit agreement. Net interest expense for the first quarter of 2019 increased $3.8 million to $7.4 million, compared to $3.6 million for the first quarter of 2018 as a result of higher average borrowings under our revolving credit agreement.

Credit Agreement
As further discussed in Note 11 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs that provides for borrowing capacity of up to $500.0 million, with an option to increase by up to $250.0 million.

At May 4, 2019, we had $318.0 million in borrowings and $10.5 million in letters of credit outstanding under the Credit Agreement. Total borrowing availability was $171.5 million at May 4, 2019. We were in compliance with all covenants and restrictions under the Credit Agreement as of May 4, 2019. We anticipate incremental interest expense going forward until the borrowings to fund the acquisition of Vionic have been paid off.

We were in compliance with all covenants and restrictions under the Credit Agreement as of May 4, 2019. Refer to further discussion regarding the Credit Agreement in Note 11 to the consolidated financial statements.

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

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of May 4, 2019, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 4, 2019	May 5, 2018	Change
Net cash provided by operating activities	$49.9	$51.3	$(1.4)
Net cash used for investing activities	(21.3)	(9.4)	(11.9)
Net cash used for financing activities	(22.9)	(9.4)	(13.5)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)	—
Increase in cash and cash equivalents	$5.6	$32.4	$(26.8)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $1.4 million lower in the three months ended May 4, 2019 as compared to the three months ended May 5, 2018, primarily reflecting the following factors:

•	A decrease in accrued expenses and other liabilities in the three months ended May 4, 2019 compared to an increase in the comparable period in 2018;

•	A larger decrease in trade accounts payables in the three months ended May 4, 2019 compared to the comparable period in 2018; and

•	A decrease in net earnings, partially offset by;

•	A decrease in inventory in the three months ended May 4, 2019 compared to an increase in the comparable period in 2018, and

•	A larger decrease in receivables in the three months ended May 4, 2019 compared to the comparable period in 2018.

Cash used for investing activities was $11.9 million higher in the three months ended May 4, 2019 as compared to the three months ended May 5, 2018, primarily due to higher purchases of property and equipment in the three months ended May 4, 2019. For fiscal 2019, we expect purchases of property and equipment and capitalized software of approximately $55 million.

Cash used for financing activities was $13.5 million higher in the three months ended May 4, 2019 as compared to the three months ended May 5, 2018, primarily due to repayments on our revolving credit agreement. In addition, we did not repurchase any shares under our stock repurchase program during the three months ended May 4, 2019 compared to $3.3 million in the three months ended May 5, 2018.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 4, 2019	May 5, 2018	February 2, 2019
Working capital ($ millions) (1)	$(24.0)	$426.7	$123.1
Current ratio (2)	0.97:1	1.97:1	1.14:1
Debt-to-capital ratio (3)	45.1%	21.7%	45.6%

(1)
Working capital has been computed as total current assets less total current liabilities. The deficit as of May 4, 2019 includes $136.0 million of operating lease obligations as a result of the adoption of ASC 842, as further discussed in Note 2 and Note 10 to the condensed consolidated financial statements.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities. The current ratio as of May 4, 2019 includes $136.0 million of operating lease obligations.

(3)
The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the revolving credit agreement. Total capitalization is defined as total debt and total equity.

Working capital at May 4, 2019 was a deficit of $24.0 million, which was $450.7 million and $147.1 million lower than at May 5, 2018 and February 2, 2019, respectively. Our current ratio was 0.97 to 1 as of May 4, 2019, compared to 1.97 to 1 at May 5, 2018 and 1.14:1 at February 2, 2019. The decrease in both working capital and the current ratio from May 5, 2018 and February 2, 2019 primarily reflects the impact of the adoption of ASC 842 on the balance sheet, including the addition of current operating lease obligations of $136.0 million, as further discussed in Note 2 to the condensed consolidated balance sheets, and higher borrowings under our revolving credit agreement to fund the acquisition of Vionic in October 2018. A significant portion of the purchase price of Vionic is attributed to noncurrent assets, such as tradenames, goodwill and other intangibles that are excluded from working capital. Our debt-to-capital ratio was 45.1% as of May 4, 2019, compared to 21.7% as of May 5, 2018 and 45.6% at February 2, 2019. The increase in our debt-to-capital ratio from May 5, 2018 reflects higher borrowings under our revolving credit agreement.

At May 4, 2019, we had $35.8 million of cash and cash equivalents. Approximately half of this balance represents the accumulated unremitted earnings of our foreign subsidiaries.

We declared and paid dividends of $0.07 per share in both the first quarter of 2019 and 2018. The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors. However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating and finance lease commitments, long-term debt, interest on long-term debt, minimum license commitments, financial instruments, mandatory purchase obligation associated with the acquisition of Blowfish Malibu, one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, changes in borrowings under our revolving credit agreement and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to the contractual obligations identified in our Annual Report on Form 10-K for the year ended February 2, 2019.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year other than the adoption of ASC 842, as further described in Note 10 to the condensed consolidated financial statements. For further information on the Company's critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 2, 2019.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (ii) rapidly changing fashion trends and purchasing patterns; (iii) intense competition within the footwear industry; (iv) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (v) imposition of tariffs; (vi) the ability to accurately forecast sales and manage inventory levels; (vii) cybersecurity threats or other major disruption to the Company’s information technology systems; (viii) customer concentration and increased consolidation in the retail industry; (ix) transitional challenges with acquisitions; (x) a disruption in the Company’s distribution centers; (xi) foreign currency fluctuations; (xii) changes to tax laws, policies and treaties; (xiii) the ability to recruit and retain senior management and other key associates; (xiv) compliance with applicable laws and standards with respect to labor, trade and product safety issues; (xv) the ability to secure/exit leases on favorable terms; (xvi) the ability to maintain relationships with current suppliers; and (xvii) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights.  The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 2, 2019, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended February 2, 2019.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 4, 2019, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

On July 6, 2018, we acquired Blowfish Malibu. In addition, on October 18, 2018, we acquired Vionic. As a result of these acquisitions, we are in the process of reviewing the internal control structures of Blowfish Malibu and Vionic and, if necessary, will make appropriate internal control enhancements as we integrate the acquired businesses. Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 18 to the condensed consolidated financial statements and incorporated by reference herein.

ITEM 1A	RISK FACTORS

Except as disclosed below, there have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 2, 2019.

The imposition of tariffs on our products may result in higher costs and decreased gross profits.

Recent international events have introduced greater uncertainty with respect to trade wars and tariffs, which may affect trade between the United States and other countries, particularly with China.  We rely primarily on foreign sourcing for our footwear through third-party manufacturing facilities located outside the United States, with approximately 60% of our footwear sourced from manufacturing facilities in China. On May 10, 2019, tariffs of up to 25% were proposed on various categories of U.S. imports from China, including footwear.  If the proposed tariffs are ultimately imposed on footwear, our product costs will increase, which may in turn adversely impact our gross margins if we are unable to pass along the higher costs to the consumer.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2019:

			Total Number Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)
	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)

Fiscal Period

February 3, 2019 - March 2, 2019	3,819	$29.17	—	2,257,851

March 3, 2019 - April 6, 2019	88,840	27.18	—	2,257,851

April 7, 2019 - May 4, 2019	1,212	26.95	—	2,257,851

Total	93,871	$27.26	—	2,257,851

(1)
Includes shares purchased as part of our publicly announced stock repurchase program and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)
On August 25, 2011, the Board of Directors approved a stock repurchase program ("2011 Program") authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock and on December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the repurchase of an additional 2,500,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have an expiration date. During the thirteen weeks ended May 5, 2018, we repurchased 100,000 shares of common stock under the 2011 Program. The Company repurchased no shares under the repurchase programs during the thirteen weeks ended May 4, 2019. As of May 4, 2019, there were 2,257,851 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements. Subsequent to quarter-end, the Company has repurchased 780,060 shares for an aggregate price of $15.1 million.

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

CALERES, INC.

Date: June 12, 2019	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer