Form 10-Q
period 2019-08-03
CALERES INC
filed 2019-09-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 3, 2019

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
(314) 854-4000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - par value of $0.01 per share	CAL	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No ☑

As of August 30, 2019, 40,715,308 common shares were outstanding.

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	August 3, 2019	August 4, 2018	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$42,601	$102,884	$30,200
Receivables, net	167,727	153,421	191,722
Inventories, net	792,064	715,705	683,171
Prepaid expenses and other current assets	51,394	62,159	71,354
Total current assets	1,053,786	1,034,169	976,447

Other assets	89,037	89,701	81,440
Goodwill	245,275	134,546	242,531
Intangible assets, net	300,835	227,503	307,366
Lease right-of-use assets	723,415	—	—
Property and equipment	589,885	549,051	579,087
Allowance for depreciation	(357,840)	(341,325)	(348,303)
Property and equipment, net	232,045	207,726	230,784
Total assets	$2,644,393	$1,693,645	$1,838,568

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$300,000	$—	$335,000
Trade accounts payable	448,596	400,391	316,298
Lease obligations	143,202	—	—
Other accrued expenses	190,331	195,987	202,038
Total current liabilities	1,082,129	596,378	853,336

Other liabilities:
Noncurrent lease obligations	649,100	—	—
Long-term debt	198,161	197,702	197,932
Deferred rent	—	52,396	54,850
Other liabilities	90,325	109,975	97,015
Total other liabilities	937,586	360,073	349,797

Equity:
Common stock	407	432	419
Additional paid-in capital	149,881	140,146	145,889
Accumulated other comprehensive loss	(31,405)	(16,769)	(31,601)
Retained earnings	504,546	612,044	519,346
Total Caleres, Inc. shareholders’ equity	623,429	735,853	634,053
Noncontrolling interests	1,249	1,341	1,382
Total equity	624,678	737,194	635,435
Total liabilities and equity	$2,644,393	$1,693,645	$1,838,568

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$752,485	$706,612	$1,430,239	$1,338,754
Cost of goods sold	446,541	413,511	844,459	770,731
Gross profit	305,944	293,101	585,780	568,023
Selling and administrative expenses	267,531	258,835	529,642	509,033
Restructuring and other special charges, net	609	2,123	1,465	3,900
Operating earnings	37,804	32,143	54,673	55,090
Interest expense, net	(7,389)	(3,602)	(14,729)	(7,285)
Other income, net	2,650	3,078	5,269	6,169
Earnings before income taxes	33,065	31,619	45,213	53,974
Income tax provision	(7,838)	(8,008)	(10,901)	(13,183)
Net earnings	25,227	23,611	34,312	40,791
Net loss attributable to noncontrolling interests	(114)	(35)	(112)	(67)
Net earnings attributable to Caleres, Inc.	$25,341	$23,646	$34,424	$40,858

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.61	$0.55	$0.83	$0.95

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.61	$0.55	$0.82	$0.94

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net earnings	$25,227	$23,611	$34,312	$40,791
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(21)	(251)	(979)	(1,059)
Pension and other postretirement benefits adjustments	461	468	856	902
Derivative financial instruments	(5)	(921)	298	(1,442)
Other comprehensive income (loss) , net of tax	435	(704)	175	(1,599)
Comprehensive income	25,662	22,907	34,487	39,192
Comprehensive loss attributable to noncontrolling interests	(147)	(92)	(133)	(132)
Comprehensive income attributable to Caleres, Inc.	$25,809	$22,999	$34,620	$39,324

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-Six Weeks Ended
($ thousands)	August 3, 2019	August 4, 2018
Operating Activities
Net earnings	$34,312	$40,791
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,957	21,911
Amortization of capitalized software	3,293	5,325
Amortization of intangible assets	6,524	2,284
Amortization and accretion of debt issuance costs, debt discount and mandatory purchase obligation	1,707	954
Share-based compensation expense	6,542	8,054
Loss on disposal of property and equipment	549	852
Impairment charges for property, equipment, and lease right-of-use assets	2,954	933
Provision for doubtful accounts	840	124
Deferred rent	—	(675)
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	23,155	3,619
Inventories	(109,850)	(140,907)
Prepaid expenses and other current and noncurrent assets	(3,036)	(4,814)
Trade accounts payable	135,321	124,882
Accrued expenses and other liabilities	(8,134)	28,561
Other, net	(556)	(887)
Net cash provided by operating activities	116,578	91,007

Investing Activities
Purchases of property and equipment	(26,741)	(18,559)
Disposals of property and equipment	636	—
Capitalized software	(4,084)	(2,951)
Acquisition cost, net of cash received	—	(16,793)
Net cash used for investing activities	(30,189)	(38,303)

Financing Activities
Borrowings under revolving credit agreement	149,000	—
Repayments under revolving credit agreement	(184,000)	—
Dividends paid	(5,808)	(6,053)
Acquisition of treasury stock	(29,995)	(3,288)
Issuance of common stock under share-based plans, net	(2,547)	(4,365)
Other	(694)	—
Net cash used for financing activities	(74,044)	(13,706)
Effect of exchange rate changes on cash and cash equivalents	56	(161)
Increase in cash and cash equivalents	12,401	38,837
Cash and cash equivalents at beginning of period	30,200	64,047
Cash and cash equivalents at end of period	$42,601	$102,884

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE MAY 4, 2019	42,233,845	$422	$146,641	$(31,873)	$512,046	$627,236	$1,396	$628,632
Net earnings (loss)					25,341	25,341	(114)	25,227
Foreign currency translation adjustment				12		12	(33)	(21)
Unrealized loss on derivative financial instruments, net of tax of $17				(5)		(5)		(5)
Pension and other postretirement benefits adjustments, net of tax of $161				461		461		461
Comprehensive income (loss)				468		25,809	(147)	25,662
Dividends ($0.07 per share)					(2,861)	(2,861)		(2,861)
Acquisition of treasury stock	(1,530,478)	(15)			(29,980)	(29,995)		(29,995)
Issuance of common stock under share-based plans, net	17,560		12			12		12
Share-based compensation expense			3,228			3,228		3,228
BALANCE AUGUST 3, 2019	40,720,927	$407	$149,881	$(31,405)	$504,546	$623,429	$1,249	$624,678

BALANCE MAY 5, 2018	43,187,694	$432	$136,909	$(16,065)	$591,429	$712,705	$1,433	$714,138
Net earnings (loss)					23,646	23,646	(35)	23,611
Foreign currency translation adjustment				(251)		(251)	(57)	(308)
Unrealized loss on derivative financial instruments, net of tax of $122				(921)		(921)		(921)
Pension and other postretirement benefits adjustments, net of tax of $162				468		468		468
Comprehensive income (loss)				(704)		22,942	(92)	22,850
Dividends ($0.07 per share)					(3,031)	(3,031)		(3,031)
Issuance of common stock under share-based plans, net	17,526		(1,242)			(1,242)		(1,242)
Share-based compensation expense			4,479			4,479		4,479
BALANCE AUGUST 4, 2018	43,205,220	$432	$140,146	$(16,769)	$612,044	$735,853	$1,341	$737,194

				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435
Net earnings (loss)					34,424	34,424	(112)	34,312
Foreign currency translation adjustment				(958)		(958)	(21)	(979)
Unrealized gain on derivative financial instruments, net of tax of $79				298		298		298
Pension and other postretirement benefits adjustments, net of tax of $299				856		856		856
Comprehensive income (loss)				196		34,620	(133)	34,487
Dividends ($0.14 per share)					(5,808)	(5,808)		(5,808)
Acquisition of treasury stock	(1,530,478)	(15)			(29,980)	(29,995)		(29,995)
Issuance of common stock under share-based plans, net	364,843	3	(2,550)			(2,547)		(2,547)
Cumulative-effect adjustment from adoption of ASC 842					(13,436)	(13,436)		(13,436)
Share-based compensation expense			6,542			6,542		6,542
BALANCE AUGUST 3, 2019	40,720,927	$407	$149,881	$(31,405)	$504,546	$623,429	$1,249	$624,678

BALANCE FEBRUARY 3, 2018	43,031,689	$430	$136,460	$(15,170)	$595,769	$717,489	$1,473	$718,962
Net earnings (loss)					40,858	40,858	(67)	40,791
Foreign currency translation adjustment				(1,059)		(1,059)	(65)	(1,124)
Unrealized loss on derivative financial instruments, net of tax of $122				(1,442)		(1,442)		(1,442)
Pension and other postretirement benefits adjustments, net of tax of $313				902		902		902
Comprehensive income (loss)				(1,599)		39,259	(132)	39,127
Dividends ($0.14 per share)					(6,053)	(6,053)		(6,053)
Acquisition of treasury stock	(100,000)	(1)			(3,287)	(3,288)		(3,288)
Issuance of common stock under share-based plans, net	273,531	3	(4,368)			(4,365)		(4,365)
Cumulative-effect adjustment from adoption of ASU 2016-16					(10,468)	(10,468)		(10,468)
Cumulative-effect adjustment from adoption of ASU 2014-09 (Topic 606)					(4,775)	(4,775)		(4,775)
Share-based compensation expense			8,054			8,054		8,054
BALANCE AUGUST 4, 2018	43,205,220	$432	$140,146	$(16,769)	$612,044	$735,853	$1,341	$737,194

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

Impact of Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet. The FASB subsequently issued ASUs with improvements to the guidance, including ASU 2018-11, Leases  (Topic 842): Targeted Improvements, which provides entities with an additional transition method to adopt the new standard.  The Company adopted Accounting Standards Codification ("ASC") Topic 842 ("ASC 842") in the first quarter of 2019 using the modified retrospective approach and the optional transition method permitted by ASU 2018-11.  Upon adoption, the Company recorded an operating lease right-of-use asset of $729.2 million and lease liabilities of $791.7 million as of February 3, 2019.  In addition, a cumulative-effect adjustment to retained earnings of $13.4 million, net of $4.7 million in deferred taxes, was recorded upon adoption.  Prior period financial information in the condensed consolidated financial statements has not been adjusted and is presented under the guidance in ASC 840, Leases.  The Company elected the package of practical expedients and the expedient to group lease and non-lease components as permitted within the ASU.  The hindsight practical expedient was not elected.  Refer to Note 10 to the condensed consolidated financial statements for additional information regarding ASC 842.

Impact of Prospective Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The ASU replaces today's "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018.  The ASU's provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is adopted.  As credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU in the first quarter of 2020 will not have a material impact on the consolidated financial statements.

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

Acquisition of Blowfish, LLC

On July 6, 2018, the Company entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with Blowfish, LLC ("Blowfish", or "Blowfish Malibu"), pursuant to which the Company acquired a controlling interest in Blowfish.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula, as specified in the Purchase Agreement.  The aggregate purchase price is estimated to be $28.8 million, including approximately $9.8 million assigned to the mandatory purchase obligation, which will be paid upon settlement in 2021.  The remaining $19.0 million (or $16.8 million, net of $2.2 million of cash received) was funded with cash.  The estimate of the mandatory purchase obligation, which is recorded within other liabilities on the condensed consolidated balance sheets, is presented on a discounted basis and is subject to remeasurement based on the earnings formula specified in the Purchase Agreement.  Accretion of the mandatory purchase obligation and any remeasurement adjustments are being recorded as interest expense.  During the thirteen and twenty-six weeks ended August 3, 2019, we recorded interest expense of $0.4 million and $0.5 million, respectively, for accretion and remeasurement adjustments.  The operating results of Blowfish Malibu since July 6, 2018 have been included in the Company's condensed consolidated financial statements within the Brand Portfolio segment, with the elimination of sales and profit for sales to the Famous Footwear segment reflected in the Eliminations and Other category.

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

The Company’s purchase price allocation contains uncertainties because it required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities.  A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions.  The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations.  Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements).  Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.  As of August 3, 2019, the purchase price allocation is complete.

During the thirteen weeks ended August 3, 2019, Blowfish Malibu contributed net sales of $15.7 million to the Brand Portfolio segment ($14.2 million on a consolidated basis, net of eliminations), and net loss of $0.4 million. During the twenty-six weeks ended August 3, 2019, Blowfish Malibu contributed net sales of $35.1 million to the Brand Portfolio segment ($30.4 million on a consolidated basis, net of eliminations), and a net income of $0.2 million.  During the period from the acquisition date through August 4, 2018, Blowfish Malibu contributed $3.1 million of net sales to the Brand Portfolio segment ($2.5 million of net sales on a consolidated basis, net of eliminations) and had an immaterial impact on the Company's earnings.

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

The Brand Portfolio segment recognized $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) in incremental cost of goods sold in the twenty-six weeks ended August 3, 2019 related to the amortization of the inventory fair value adjustment required for purchase accounting.   The fair value adjustment was fully amortized during the first quarter of 2019.

The Company incurred integration-related costs of $0.6 million ($0.5 million on an after-tax basis or $0.01 per diluted share) in the thirteen weeks ended August 3, 2019, which were recorded as a component of restructuring and other special charges, net. Of the $0.6 million, $0.6 million is presented within the Eliminations and Other category, with an immaterial amount presented in the Brand Portfolio segment.  In the twenty-six weeks ended August 3, 2019, the Company incurred integration-related costs of $0.9 million ($0.7 million on an after-tax basis, or $0.03 per diluted share), which were recorded as a component of restructuring and other special charges, net.  Of the $0.9 million, $0.8 million is presented within the Eliminations and Other category and $0.1 million is presented in the Brand Portfolio segment.

In the thirteen weeks ended August 3, 2019, Vionic contributed net sales of $47.0 million to the Brand Portfolio segment ($46.8 million on a consolidated basis, net of eliminations), and a net loss of $1.4 million.  In the twenty-six weeks ended August 3, 2019, Vionic contributed net sales of $101.8 million to the Brand Portfolio segment ($100.0 million on a consolidated basis, net of eliminations), and a net loss of $2.7 million.

Purchase Price Allocation

The assets and liabilities of Vionic were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill. The Company has allocated the purchase price as of the acquisition date, October 18, 2018, as follows:

($ thousands)	October 18, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,024
Receivables	32,319
Inventories	58,332
Prepaid expense and other current assets	3,618
Total current assets	102,293
Goodwill	151,281
Intangible assets	144,700
Property and equipment	6,864
Total assets	$405,138

LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$19,679
Other accrued expenses	21,228
Total current liabilities	40,907
Other liabilities	3,541
Total liabilities	44,448
Net assets	$360,690

The Company’s purchase price allocation required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities.  A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions.  The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations.  Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements).  Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.  A third-party valuation specialist assisted the Company with its preliminary fair value estimates for inventory and intangible assets other than goodwill.  The Company used all available information to make its best estimate of fair values at the acquisition date.  The Company continues to evaluate certain contingent liabilities, but the purchase price allocation is substantially complete as of August 3, 2019.

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

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended August 3, 2019 and August 4, 2018:

	Thirteen Weeks Ended August 3, 2019
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$386,014	$38,548	$—	$424,562
Landed wholesale-e-commerce/drop ship (1)	—	63,592	—	63,592
Landed wholesale	—	184,962	(26,931)	158,031
First-cost wholesale	—	35,931	—	35,931
First-cost wholesale - e-commerce (1)	—	1,045	—	1,045
E-commerce - Company websites (1)	33,685	30,248	—	63,933
Licensing and royalty	—	5,194	—	5,194
Other (2)	142	55	—	197
Net sales	$419,841	$359,575	$(26,931)	$752,485

	Thirteen Weeks Ended August 4, 2018
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$401,008	$43,587	$—	$444,595
Landed wholesale-e-commerce/drop ship (1)	—	50,248	—	50,248
Landed wholesale	—	155,246	(27,881)	127,365
First-cost wholesale	—	27,160	—	27,160
First-cost wholesale - e-commerce (1)	—	134	—	134
E-commerce - Company websites (1)	28,332	23,980	—	52,312
Licensing and royalty	—	4,582	—	4,582
Other (2)	132	84	—	216
Net sales	$429,472	$305,021	$(27,881)	$706,612

	Twenty-Six Weeks Ended August 3, 2019
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$706,256	$75,198	$—	$781,454
Landed wholesale-e-commerce/drop ship (1)	—	126,969	—	126,969
Landed wholesale	—	372,176	(42,392)	329,784
First-cost wholesale	—	50,702	—	50,702
First-cost wholesale - e-commerce (1)	—	1,174	—	1,174
E-commerce - Company websites (1)	65,466	65,944	—	131,410
Licensing and royalty	—	8,326	—	8,326
Other (2)	284	136	—	420
Net sales	$772,006	$700,625	$(42,392)	$1,430,239
(1) Collectively referred to as "e-commerce" below
(2) Includes breakage revenue from unredeemed gift cards

	Twenty-Six Weeks Ended August 4, 2018
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$739,264	$86,371	$—	$825,635
Landed wholesale-e-commerce/drop ship (1)	—	93,919	—	93,919
Landed wholesale	—	303,664	(42,647)	261,017
First-cost wholesale	—	40,565	—	40,565
First-cost wholesale - e-commerce (1)	—	161	—	161
E-commerce - Company websites (1)	53,346	55,390	—	108,736
Licensing and royalty	—	8,294	—	8,294
Other (2)	273	154	—	427
Net sales	$792,883	$588,518	$(42,647)	$1,338,754

(1) Collectively referred to as "e-commerce" below

(2) Includes breakage revenue from unredeemed gift cards

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

E-commerce

The Company also generates revenue from sales on websites maintained by the Company that are shipped from the Company's distribution centers or retail stores directly to the consumer, picked up directly by the consumer from the Company's stores and e-commerce sales from our wholesale customers' websites that are fulfilled on a drop-ship or first-cost basis (collectively referred to as "e-commerce").  The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	August 3, 2019	August 4, 2018	February 2, 2019
Customer allowances and discounts	$22,488	$21,838	$25,090
Loyalty programs liability	16,929	14,780	14,637
Returns reserve	13,417	10,774	13,841
Gift card liability	5,041	4,420	5,426

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented.  In addition, during the twenty-six weeks ended August 3, 2019, the loyalty programs liability increased $16.7 million due to points and material rights accrued for purchases and decreased $14.4 million due to expirations and redemptions.  During the twenty-six weeks ended August 4, 2018, the loyalty programs liability increased $8.9 million due to purchases and $6.4 million due to the adoption of Topic 606 and decreased $8.7 million due to expirations and redemptions.

Note 5	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended August 3, 2019 and August 4, 2018:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
NUMERATOR
Net earnings	$25,227	$23,611	$34,312	$40,791
Net loss attributable to noncontrolling interests	114	35	112	67
Net earnings allocated to participating securities	(857)	(673)	(1,125)	(1,148)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$24,484	$22,973	$33,299	$39,710

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	39,951	41,964	40,346	41,937
Dilutive effect of share-based awards	55	117	58	120
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	40,006	42,081	40,404	42,057

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.61	$0.55	$0.83	$0.95

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.61	$0.55	$0.82	$0.94

Options to purchase 16,667 shares of common stock for the thirteen and twenty-six weeks ended August 3, 2019 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive. There were no options to purchase shares excluded from the denominator for the thirteen and twenty-six weeks ended August 4, 2018.

During the thirteen weeks ended August 3, 2019 and August 4, 2018, the Company repurchased 1,530,478 and zero shares, respectively, under the 2011 and 2018 publicly announced share repurchase programs, each of which permits repurchases of up to 2.5 million shares. The Company repurchased 1,530,478 and 100,000, shares during the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.  As of August 3, 2019, the Company has repurchased a total of 4.2 million shares under the publicly announced share repurchase programs at an aggregate purchase price of $107.8 million.

Note 6	Restructuring and Other Initiatives

Vionic Integration-Related Costs

During the thirteen weeks ended August 3, 2019, the Company incurred integration-related costs associated with the acquisition of Vionic, primarily for severance, totaling $0.6 million ($0.5 million on an after-tax basis, or $0.01 per diluted share). Of the $0.6 million in costs, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings, $0.6 million are reflected within the Eliminations and Other category, with an immaterial amount reflected in the Brand Portfolio segment. During the twenty-six weeks ended August 3, 2019, the Company incurred integration-related costs, primarily for severance, totaling $0.9 million ($0.7 million on an after-tax basis, or $0.02 per diluted share).  Of the $0.9 million in costs, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings, $0.8 million is reflected within the Eliminations and Other category and $0.1 million is included in the Brand Portfolio segment. As of August 3, 2019 restructuring reserves of $0.8 million were included in other accrued expenses on the condensed consolidated balance sheets.  Refer to further discussion of the acquisition in Note 3 to the condensed consolidated financial statements.

Blowfish Malibu Acquisition Costs

The Company incurred acquisition costs associated with the acquisition of Blowfish Malibu of $0.2 million during the thirteen weeks ended August 4, 2018, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings and reflected within the Eliminations and Other category.  There were no acquisition or integration-related costs associated with the acquisition of Blowfish during the thirteen and twenty-six weeks ended August 3, 2019.  Refer to further discussion of the acquisition of Blowfish Malibu in Note 3 to the condensed consolidated financial statements.

Carlos Brand Exit

The Company's license agreement to sell Carlos by Carlos Santana footwear expired in December 2018.  In connection with the decision to exit the Carlos brand, the Company incurred restructuring-related costs of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) during the twenty-six weeks ended August 3, 2019.  Of these charges included in the Brand Portfolio segment, $1.3 million ($1.0 million on an after-tax basis or $0.02 per diluted share) primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings and the remaining $0.6 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) for severance and other related costs is presented in restructuring and other special charges. There were no corresponding costs in the thirteen weeks ended August 3, 2019 or the twenty-six weeks ended August 4, 2018.

Integration and Reorganization of Men's Brands

During the thirteen and twenty-six weeks ended August 4, 2018, the Company incurred integration and reorganization costs, primarily for severance, related to the men's business totaling $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) and $3.7 million ($2.7 million on an after-tax basis, or $0.07 per diluted share), respectively.  Of the $1.9 million in costs presented as restructuring and other special charges, net in the condensed consolidated statements of earnings for the thirteen weeks ended August 4, 2018, $1.8 million was reflected within the Brand Portfolio segment and $0.1 million was reflected within the Eliminations and Other category.  Of the $3.7 million in costs for the twenty-six weeks ended August 4, 2018, $3.4 million was reflected within the Brand Portfolio segment and $0.3 million was reflected within the Eliminations and Other category.   There were no integration and reorganization costs related to the men's business in the thirteen and twenty-six weeks ended August 3, 2019.

Note 7	Business Segment Information

During the first quarter of 2019, the Company changed its segment presentation to present net sales of the Brand Portfolio segment inclusive of both external and intersegment sales, with the elimination of intersegment sales and profit from Brand Portfolio to Famous Footwear reflected within the Eliminations and Other category.  This presentation reflects the independent business models of both Brand Portfolio and Famous Footwear, as well as growth in intersegment activity driven by recent acquisitions.  Following is a summary of certain key financial measures for the Company’s business segments for the periods ended August 3, 2019 and August 4, 2018:

($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total
Thirteen Weeks Ended August 3, 2019
Net sales	$419,841	$359,575	$(26,931)	$752,485
Intersegment sales (1)	—	26,931	—	26,931
Operating earnings (loss)	31,542	13,898	(7,636)	37,804
Segment assets	1,095,457	1,427,002	121,934	2,644,393

Thirteen Weeks Ended August 4, 2018
Net sales	$429,472	$305,021	$(27,881)	$706,612
Intersegment sales (1)	—	27,881	—	27,881
Operating earnings (loss)	33,240	15,909	(17,006)	32,143
Segment assets	650,366	860,093	183,186	1,693,645

Twenty-Six Weeks Ended August 3, 2019
Net sales	$772,006	$700,625	$(42,392)	$1,430,239
Intersegment sales (1)	—	42,392	—	42,392
Operating earnings (loss)	42,355	26,827	(14,509)	54,673

Twenty-Six Weeks Ended August 4, 2018
Net sales	$792,883	$588,518	$(42,647)	$1,338,754
Intersegment sales (1)	—	42,647	—	42,647
Operating earnings (loss)	55,097	27,536	(27,543)	55,090

(1) Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Operating earnings	$37,804	$32,143	$54,673	$55,090
Interest expense, net	(7,389)	(3,602)	(14,729)	(7,285)
Other income, net	2,650	3,078	5,269	6,169
Earnings before income taxes	$33,065	$31,619	$45,213	$53,974

Note 8	Inventories

The Company's net inventory balance was comprised of the following:

($ thousands)	August 3, 2019	August 4, 2018	February 2, 2019
Raw materials	$18,785	$17,697	$19,128
Work-in-process	446	799	745
Finished goods	772,833	697,209	663,298
Inventories, net	$792,064	$715,705	$683,171

Note 9	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	August 3, 2019	August 4, 2018	February 2, 2019
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	388,288	301,788	388,288
Other	—	1,900	—
Total intangible assets	391,088	306,488	391,088
Accumulated amortization	(90,253)	(78,985)	(83,722)
Total intangible assets, net	300,835	227,503	307,366
Goodwill
Brand Portfolio	245,275	134,546	242,531
Total goodwill	245,275	134,546	242,531
Goodwill and intangible assets, net	$546,110	$362,049	$549,897

As further described in Note 3 to the condensed consolidated financial statements, the Company acquired Vionic on October 18, 2018.  The allocation of the purchase price resulted in incremental intangible assets of $144.7 million, consisting of trademarks and customer relationships of $112.4 million and $32.3 million, respectively, and incremental goodwill of $151.3 million.  In addition, the Company acquired Blowfish Malibu on July 6, 2018.  The allocation of the purchase price resulted in incremental intangible assets of $17.6 million, consisting of trademarks and customer relationships of $11.1 million and $6.5 million, respectively, and incremental goodwill of $5.0 million.

The Company's intangible assets as of August 3, 2019, August 4, 2018 and February 2, 2019 were as follows:

($ thousands)		August 3, 2019
	Estimated Useful Lives	Cost Basis	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$288,788	$86,894	$201,894
Trademarks	Indefinite	58,100	—	58,100
Customer relationships	15-16 years	44,200	3,359	40,841
		$391,088	$90,253	$300,835

		August 4, 2018
	Estimated Useful Lives	Cost Basis	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$175,188	$78,197	$96,991
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15-20 years	11,300	618	10,682
Software licenses	3 years	1,900	170	1,730
		$306,488	$78,985	$227,503

		February 2, 2019
	Estimated Useful Lives	Cost Basis	Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15-40 years	$288,788	$81,961	$—	$206,827
Trademarks	Indefinite	118,100	—	60,000	58,100
Customer relationships	15-16 years	44,200	1,761	—	42,439
		$451,088	$83,722	$60,000	$307,366

Amortization expense related to intangible assets was $3.2 million and $1.3 million for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively, and $6.5 million and $2.3 million for the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively. The Company estimates that amortization expense related to intangible assets will be approximately $13.1 million in 2019, $12.8 million in 2020, $12.7 million in 2021, $12.5 million in 2022 and $12.2 million in 2023.

As a result of its annual goodwill impairment testing in the fourth quarter of 2018, the Company determined that the carrying value of the Allen Edmonds reporting unit exceeded its fair value and recorded $38.0 million in impairment charges. The Company recorded no goodwill impairment charges in the thirteen or twenty-six weeks ended August 3, 2019 or August 4, 2018.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The indefinite-lived intangible asset impairment review in the fourth quarter of 2018 resulted in $60.0 million in impairment charges associated with the Allen Edmonds trademark.  The Company recorded no impairment charges in the thirteen or twenty-six weeks ended August 3, 2019 or August 4, 2018.

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

	Lease Term (years)	Renewal Options
Retail stores	5-10	Approximately 45% have options of varying periods
Manufacturing facility	8	None
Office facilities and distribution centers	10-15	5-20 years
Equipment	1-6	None

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

The following is a summary of lease assets and liabilities on the condensed consolidated balance sheet at August 3, 2019:

($ thousands)	August 3, 2019
Lease Classification
Lease right-of-use assets	$723,415
Current lease obligations	(143,202)
Noncurrent lease obligations	(649,100)
Net balance sheet impact	$(68,887)

The weighted-average lease term and discount rate as of August 3, 2019 were as follows:

August 3, 2019
Weighted-average remaining lease term (in years)	7.0
Weighted-average discount rate	4.0%

During the twenty-six weeks ended August 3, 2019, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $94.8 million on the condensed consolidated balance sheets.  As of August 3, 2019, the Company has entered into lease commitments for six retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for three new retail locations will begin in the next fiscal quarter. Upon commencement, right-of-use assets and lease liabilities of approximately $2.8 million will be recorded on the condensed consolidated balance sheets. In addition, leases for three new retail locations are expected to begin in the next fiscal year, resulting in right-of-use assets and lease liabilities of approximately $3.9 million.

The components of lease expense for the thirteen and twenty-six weeks ended August 3, 2019 were as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
($ thousands)	August 3, 2019	August 3, 2019
Operating lease expense	$45,851	$92,312
Variable lease expense	11,299	23,483
Short-term lease expense	962	2,077
Sublease income	(74)	(147)
Total lease expense	$58,038	$117,725

Future minimum rent payments under noncancelable leases with an initial term of one year or more at  August 3, 2019 were as follows:

($ thousands)
Remainder of 2019	$123,399
2020	161,067
2021	135,873
2022	113,224
2023	94,465
2024	73,646
Thereafter	166,418
Total minimum lease payments (1)	$868,092
Less imputed interest	(75,790)
Present value of lease obligations	$792,302

(1) Minimum lease payments have not been reduced by minimum sublease rental income of $0.4 million due in the future under noncancelable sublease agreements.

Supplemental cash flow information related to leases is as follows:

Twenty-Six Weeks Ended
($ thousands)	August 3, 2019
Cash paid for lease liabilities	$88,803
Cash received from sublease income	147

Note 11	Long-term and Short-term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $40.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of August 3, 2019.

At August 3, 2019, the Company had $300.0 million borrowings outstanding and $10.5 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $189.5 million at August 3, 2019.

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

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of August 3, 2019, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

Note 12	Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended August 3, 2019 and August 4, 2018:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance at May 4, 2019	$(908)	$(30,660)	$(305)	$(31,873)
Other comprehensive income (loss) before reclassifications	12	—	(75)	(63)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	622	87	709
Tax benefit	—	(161)	(17)	(178)
Net reclassifications	—	461	70	531
Other comprehensive income (loss)	12	461	(5)	468
Balance at August 3, 2019	$(896)	$(30,199)	$(310)	$(31,405)

Balance at May 5, 2018	$427	$(16,738)	$246	$(16,065)
Other comprehensive loss before reclassifications	(251)	—	(825)	(1,076)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	630	(121)	509
Tax (benefit) provision	—	(162)	25	(137)
Net reclassifications	—	468	(96)	372
Other comprehensive (loss) income	(251)	468	(921)	(704)
Balance at August 4, 2018	$176	$(16,270)	$(675)	$(16,769)

Balance at February 2, 2019	$62	$(31,055)	$(608)	$(31,601)
Other comprehensive (loss) income before reclassifications	(958)	—	94	(864)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,155	258	1,413
Tax benefit	—	(299)	(54)	(353)
Net reclassifications	—	856	204	1,060
Other comprehensive (loss) income	(958)	856	298	196
Balance at August 3, 2019	$(896)	$(30,199)	$(310)	$(31,405)

Balance at February 3, 2018	$1,235	$(17,172)	$767	$(15,170)
Other comprehensive loss before reclassifications	(1,059)	—	(1,233)	(2,292)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,215	(266)	949
Tax (benefit) provision	—	(313)	57	(256)
Net reclassifications	—	902	(209)	693
Other comprehensive (loss) income	(1,059)	902	(1,442)	(1,599)
Balance at August 4, 2018	$176	$(16,270)	$(675)	$(16,769)

(1)

Amounts reclassified are included in other income, net.  Refer to Note 14 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)

Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses.  Refer Note 15 and Note 16 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 13	Share-Based Compensation

The Company recognized share-based compensation expense of $3.2 million and $4.5 million during the thirteen weeks and $6.5 million and $8.1 million during the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively.

The Company issued 17,560 and 17,526 shares of common stock during thirteen weeks ended August 3, 2019 and August 4, 2018, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company issued 364,843 and 273,531 shares of common stock, respectively, related to these share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended August 3, 2019 and August 4, 2018:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 3, 2019			August 4, 2018
	Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value		Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value
May 4, 2019	1,420,428	$27.43	May 5, 2018	1,244,332	$28.80
Granted	52,684	19.38	Granted	39,142	34.33
Forfeited	(36,000)	28.33	Forfeited	(750)	35.53
Vested	(3,642)	34.33	Vested	(76,826)	27.81
August 3, 2019	1,433,470	$27.09	August 4, 2018	1,205,898	$29.04

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 3, 2019			August 4, 2018
	Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value		Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value
February 2, 2019	1,249,223	$29.17	February 3, 2018	1,174,801	$27.92
Granted	450,234	22.95	Granted	333,833	32.07
Forfeited	(57,425)	28.77	Forfeited	(17,300)	27.82
Vested	(208,562)	30.13	Vested	(285,436)	28.06
August 3, 2019	1,433,470	$27.09	August 4, 2018	1,205,898	$29.04

Of the 52,684 restricted shares granted during the thirteen weeks ended August 3, 2019, 12,914 shares have a cliff-vesting term of one year and 39,770 shares have a graded-vesting term of three years.  Of the 450,234 restricted shares granted during the twenty-six weeks ended August 3, 2019, 12,914 shares have a cliff-vesting term of one year and 437,320 shares have a graded-vesting term of three years.  Of the 39,142 restricted shares granted during the thirteen weeks ended August 4, 2018, 3,642 shares have a cliff-vesting term of one year and 35,500 shares have a graded-vesting term of three years.  Of the 333,833 restricted shares granted during the twenty-six weeks ended August 4, 2018, 3,642 shares have a cliff-vesting term of one year, 9,500 shares have a cliff-vesting term of four years, and 320,691 shares have a graded-vesting term of three years.

Performance Share Awards

During the thirteen weeks ended August 3, 2019 and August 4, 2018, the Company granted no performance share awards.  During the twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company granted performance share awards for a targeted 180,000 and 155,000 shares, respectively, with a weighted-average grant date fair value of $23.42 and $31.84, respectively.  Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

Stock Options
The following table summarizes stock option activity for the periods ended August 3, 2019 and August 4, 2018:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 3, 2019			August 4, 2018
	Total Number of Stock Options	Weighted- Average Grant Date Fair Value		Total Number of Stock Options	Weighted- Average Grant Date Fair Value
May 4, 2019	42,667	$8.64	May 5, 2018	62,042	$6.90
Granted	—	—	Granted	—	—
Exercised	(1,000)	8.71	Exercised	(15,875)	3.00
Forfeited	(2,000)	4.57	Forfeited	—	—
Expired	—	—	Expired	(1,500)	5.95
August 3, 2019	39,667	$8.84	August 4, 2018	44,667	$8.32

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 3, 2019			August 4, 2018
	Total Number of Stock Options	Weighted- Average Grant Date Fair Value		Total Number of Stock Options	Weighted- Average Grant Date Fair Value
February 2, 2019	42,667	$8.64	February 3, 2018	81,042	$6.28
Granted	—	—	Granted	—	—
Exercised	(1,000)	8.71	Exercised	(32,375)	3.52
Forfeited	(2,000)	4.57	Forfeited	—	—
Expired	—	—	Expired	(4,000)	5.80
August 3, 2019	39,667	$8.84	August 4, 2018	44,667	$8.32

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  The Company granted 53,215 and 37,167 RSUs to non-employee directors, including 1,559 and 747 RSUs for dividend equivalents, during the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively, with weighted-average grant date fair values of $19.38 and $34.33, respectively.  The Company granted 54,329 and 37,948 RSUs to non-employee directors, including 2,673 and 1,528 RSUs for dividend equivalents, during the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, with weighted-average grant date fair values of $19.50 and $34.30, respectively.

Note 14	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Service cost	$1,755	$2,097	$—	$—
Interest cost	3,680	3,550	15	14
Expected return on assets	(6,967)	(7,272)	—	—
Amortization of:
Actuarial loss (gain)	1,024	1,048	(24)	(32)
Prior service income	(378)	(386)	—	—
Total net periodic benefit income	$(886)	$(963)	$(9)	$(18)

	Pension Benefits		Other Postretirement Benefits
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Service cost	$3,609	$4,479	$—	$—
Interest cost	7,405	7,091	30	29
Expected return on assets	(13,859)	(14,504)	—	—
Amortization of:
Actuarial loss (gain)	1,952	2,061	(54)	(62)
Prior service income	(743)	(784)	—	—
Total net periodic benefit income	$(1,636)	$(1,657)	$(24)	$(33)

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

As of August 3, 2019, August 4, 2018 and February 2, 2019, the Company had forward contracts maturing at various dates through May 2020, August 2019, and January 2020, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	August 3, 2019	August 4, 2018	February 2, 2019
Financial Instruments
Euro	$5,718	$14,852	$13,383
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	9,630	15,992	15,196
Chinese yuan	3,643	12,394	4,507
New Taiwanese dollars	329	526	461
Other currencies	250	391	382
Total financial instruments	$19,570	$44,155	$33,929

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of August 3, 2019, August 4, 2018 and February 2, 2019 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
August 3, 2019	Prepaid expenses and other current assets	$60	Other accrued expenses	$418
August 4, 2018	Prepaid expenses and other current assets	305	Other accrued expenses	1,380
February 2, 2019	Prepaid expenses and other current assets	159	Other accrued expenses	745

For the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 3, 2019		August 4, 2018
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(22)	$(5)	$(17)	$(4)
Cost of goods sold	63	(16)	(283)	28
Selling and administrative expenses	(150)	(66)	(730)	97

	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2019		August 4, 2018
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(121)	$(5)	$(42)	$(4)
Cost of goods sold	352	(38)	(684)	(64)
Selling and administrative expenses	(115)	(215)	(802)	334

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018.  The fair value of the mandatory purchase obligation is based on the earnings formula specified in the Purchase Agreement (Level 3).  Accretion of the mandatory purchase obligation and any fair value adjustments are recorded as interest expense.  During the thirteen and twenty-six weeks ended August 3, 2019, the Company recorded accretion and remeasurement adjustments of $0.4 million and $0.5 million, respectively.  The earnings projections and discount rate utilized in the estimate of the fair value of the mandatory purchase obligation require management judgment and are the assumptions to which the fair value calculation is the most sensitive.  Refer to further discussion of the mandatory purchase obligation in Note 3 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 3, 2019, August 4, 2018 and February 2, 2019. The Company did not have any transfers between Level 1, Level 2 or Level 3 during the twenty-six weeks ended August 3, 2019 or August 4, 2018.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
August 3, 2019:
Non-qualified deferred compensation plan assets	$7,949	$7,949	$—	$—
Non-qualified deferred compensation plan liabilities	(7,949)	(7,949)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,407)	(1,407)	—	—
Restricted stock units for non-employee directors	(2,309)	(2,309)	—	—
Derivative financial instruments, net	(358)	—	(358)	—
Mandatory purchase obligation - Blowfish Malibu	(9,772)	—	—	(9,772)
August 4, 2018:
Cash equivalents – money market funds	$47,155	$47,155	$—	$—
Non-qualified deferred compensation plan assets	7,208	7,208	—	—
Non-qualified deferred compensation plan liabilities	(7,208)	(7,208)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,668)	(2,668)	—	—
Restricted stock units for non-employee directors	(5,107)	(5,107)	—	—
Derivative financial instruments, net	(1,075)	—	(1,075)	—
Mandatory purchase obligation - Blowfish Malibu	(9,185)	—	—	(9,185)
February 2, 2019:
Cash equivalents – money market funds	$4,582	$4,582	$—	$—
Non-qualified deferred compensation plan assets	7,270	7,270	—	—
Non-qualified deferred compensation plan liabilities	(7,270)	(7,270)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,364)	(2,364)	—	—
Restricted stock units for non-employee directors	(4,419)	(4,419)	—	—
Derivative financial instruments, net	(586)	—	(586)	—
Mandatory purchase obligation - Blowfish Malibu	(9,245)	—	—	(9,245)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $673.1 million and $103.6 million at August 3, 2019 and August 4, 2018, respectively, were assessed for indicators of impairment and written down to their fair value.  This assessment resulted in the following impairment charges, primarily for leasehold improvements, furniture and fixtures in the Company's retail stores and operating lease right-of-use assets, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Impairment Charges
Famous Footwear	$341	$150	$741	$300
Brand Portfolio	1,419	315	2,213	633
Total impairment charges	$1,760	$465	$2,954	$933

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	August 3, 2019			August 4, 2018			February 2, 2019
	Carrying		Fair	Carrying		Fair	Carrying		Fair
($ thousands)	Value	(1)	Value	Value	(1)	Value	Value	(1)	Value
Borrowings under revolving credit agreement	$300,000		$300,000	$—		$—	$335,000		$335,000
Long-term debt	200,000		205,500	200,000		205,000	200,000		205,500
Total debt	$500,000		$505,500	$200,000		$205,000	$535,000		$540,500

(1) Excludes unamortized debt issuance costs and debt discount

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 17	Income Taxes

The Company’s consolidated effective tax rates were 23.7% and 25.3% for the thirteen weeks ended August 3, 2019 and August 4, 2018, respectively.  During the thirteen weeks ended August 3, 2019, the Company did not recognize any discrete tax benefits.  During the thirteen weeks ended August 4, 2018, the Company recognized discrete tax benefits of $0.2 million related to share-based compensation.  If these discrete tax benefits had not been recognized during the thirteen weeks ended August 4, 2018, the Company's effective tax rate would have been 26.0%.

For the twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company's consolidated effective tax rates were 24.1% and 24.4%, respectively.  The Company's effective tax rate was impacted by a discrete tax provision of $0.1 and discrete tax benefits of $0.7 million in the twenty-six weeks ended August 3, 2019 and August 4, 2018, respectively, primarily related to share-based compensation.  If these discrete taxes had not been recognized during the twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company's effective tax rate would have been 23.9% and 25.7%, respectively.

As of  August 3, 2019, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.   Due to the complexity of the hypothetical calculation, it is not practicable to estimate the amount of the deferred tax liability associated with these unremitted foreign earnings.

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

The cumulative expenditures for both on-site and off-site remediation through August 3, 2019 were $30.8 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at August 3, 2019 is $9.6 million, of which $8.9 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses.  Of the total $9.6 million reserve, $5.0 million is for off-site remediation and $4.6 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $14.0 million as of August 3, 2019.  The Company expects to spend approximately $0.5 million in 2019, $0.1 million in each of the following four years and $13.1 million in the aggregate thereafter related to the on-site remediation.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
August 3, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$51	$34,805	$7,745	$—	$42,601
Receivables, net	100,888	37,394	29,445	—	167,727
Inventories, net	177,495	575,085	39,484	—	792,064
Prepaid expenses and other current assets	31,257	17,193	7,102	(4,158)	51,394
Intercompany receivable – current	178	65	15,928	(16,171)	—
Total current assets	309,869	664,542	99,704	(20,329)	1,053,786
Other assets	76,475	11,435	1,127	—	89,037
Goodwill and intangible assets, net	107,772	330,559	107,779	—	546,110
Lease right-of-use assets	126,548	563,710	33,157	—	723,415
Property and equipment, net	76,553	145,103	10,389	—	232,045
Investment in subsidiaries	1,537,447	—	(25,464)	(1,511,983)	—
Intercompany receivable – noncurrent	619,791	604,952	790,352	(2,015,095)	—
Total assets	$2,854,455	$2,320,301	$1,017,044	$(3,547,407)	$2,644,393

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$300,000	$—	$—	$—	$300,000
Trade accounts payable	175,589	222,993	50,014	—	448,596
Lease obligations	9,747	127,063	6,392	—	143,202
Other accrued expenses	76,383	95,334	22,772	(4,158)	190,331
Intercompany payable – current	12,059	—	4,112	(16,171)	—
Total current liabilities	573,778	445,390	83,290	(20,329)	1,082,129
Other liabilities
Noncurrent lease obligations	129,216	487,856	32,028	—	649,100
Long-term debt	198,161	—	—	—	198,161
Other liabilities	86,678	2,715	932	—	90,325
Intercompany payable – noncurrent	1,243,193	118,366	653,536	(2,015,095)	—
Total other liabilities	1,657,248	608,937	686,496	(2,015,095)	937,586
Equity
Caleres, Inc. shareholders’ equity	623,429	1,265,974	246,009	(1,511,983)	623,429
Noncontrolling interests	—	—	1,249	—	1,249
Total equity	623,429	1,265,974	247,258	(1,511,983)	624,678
Total liabilities and equity	$2,854,455	$2,320,301	$1,017,044	$(3,547,407)	$2,644,393

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE thirteen weeks ended August 3, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$208,248	$532,882	$82,745	$(71,390)	$752,485
Cost of goods sold	149,368	310,590	44,242	(57,659)	446,541
Gross profit	58,880	222,292	38,503	(13,731)	305,944
Selling and administrative expenses	63,993	200,823	16,446	(13,731)	267,531
Restructuring and other special charges, net	609	—	—	—	609
Operating (loss) earnings	(5,722)	21,469	22,057	—	37,804
Interest (expense) income	(7,391)	(30)	32	—	(7,389)
Other income (expense)	2,670	—	(20)	—	2,650
Intercompany interest income (expense)	2,730	(2,766)	36	—	—
(Loss) earnings before income taxes	(7,713)	18,673	22,105	—	33,065
Income tax benefit (provision)	929	(5,387)	(3,380)	—	(7,838)
Equity in earnings (loss) of subsidiaries, net of tax	32,125	—	(86)	(32,039)	—
Net earnings	25,341	13,286	18,639	(32,039)	25,227
Less: Net loss attributable to noncontrolling interests	—	—	(114)	—	(114)
Net earnings attributable to Caleres, Inc.	$25,341	$13,286	$18,753	$(32,039)	$25,341

Comprehensive income	$25,809	$13,272	$18,484	$(31,903)	$25,662
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(147)	—	(147)
Comprehensive income attributable to Caleres, Inc.	$25,809	$13,272	$18,631	$(31,903)	$25,809

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE twenty-six weeks ended August 3, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$399,652	$1,021,203	$135,171	$(125,787)	$1,430,239
Cost of goods sold	278,627	600,131	71,337	(105,636)	844,459
Gross profit	121,026	421,071	63,834	(20,151)	585,780
Selling and administrative expenses	119,934	395,408	34,451	(20,151)	529,642
Restructuring and other special charges, net	1,465	—	—	—	1,465
Operating (loss) earnings	(373)	25,663	29,383	—	54,673
Interest (expense) income	(14,730)	(52)	53	—	(14,729)
Other income (expense)	5,307	—	(38)	—	5,269
Intercompany interest income (expense)	5,571	(5,583)	12	—	—
(Loss) earnings before income taxes	(4,225)	20,028	29,410	—	45,213
Income tax provision	(383)	(5,742)	(4,776)	—	(10,901)
Equity in earnings (loss) of subsidiaries, net of tax	39,032	—	(623)	(38,409)	—
Net earnings	34,424	14,286	24,011	(38,409)	34,312
Less: Net loss attributable to noncontrolling interests	—	—	(112)	—	(112)
Net earnings attributable to Caleres, Inc.	$34,424	$14,286	$24,123	$(38,409)	$34,424

Comprehensive income	$34,620	$14,195	$23,054	$(37,382)	$34,487
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(133)	—	(133)
Comprehensive income attributable to Caleres, Inc.	$34,620	$14,195	$23,187	$(37,382)	$34,620

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE twenty-six weeks ended August 3, 2019

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$33,905	$44,574	$38,099	$—	$116,578

Investing activities
Purchases of property and equipment	(18,615)	(6,756)	(1,370)	—	(26,741)
Disposals of property and equipment	636	—	—	—	636
Capitalized software	(3,890)	(194)	—	—	(4,084)
Intercompany investing	(160)	160	—	—	—
Net cash used for investing activities	(22,029)	(6,790)	(1,370)	—	(30,189)

Financing activities
Borrowings under revolving credit agreement	149,000	—	—	—	149,000
Repayments under revolving credit agreement	(184,000)	—	—	—	(184,000)
Dividends paid	(5,808)	—	—	—	(5,808)
Acquisition of treasury stock	(29,995)	—	—	—	(29,995)
Issuance of common stock under share-based plans, net	(2,547)	—	—	—	(2,547)
Other	(85)	(609)	—	—	(694)
Intercompany financing	61,608	(11,518)	(50,090)	—	—
Net cash used for financing activities	(11,827)	(12,127)	(50,090)	—	(74,044)
Effect of exchange rate changes on cash and cash equivalents	—	—	56	—	56
Increase (decrease) in cash and cash equivalents	49	25,657	(13,305)	—	12,401
Cash and cash equivalents at beginning of period	2	9,148	21,050	—	30,200
Cash and cash equivalents at end of period	$51	$34,805	$7,745	$—	$42,601

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
August 4, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$14,182	$30,730	$57,972	$—	$102,884
Receivables, net	127,466	3,788	22,167	—	153,421
Inventories, net	164,595	518,024	33,086	—	715,705
Prepaid expenses and other current assets	38,183	29,274	7,240	(12,538)	62,159
Intercompany receivable – current	170	94	17,656	(17,920)	—
Total current assets	344,596	581,910	138,121	(30,458)	1,034,169
Other assets	75,790	12,621	1,290	—	89,701
Goodwill and intangible assets, net	111,728	40,937	209,384	—	362,049
Property and equipment, net	35,682	160,223	11,821	—	207,726
Investment in subsidiaries	1,375,185	—	(24,159)	(1,351,026)	—
Intercompany receivable – noncurrent	797,184	527,462	720,698	(2,045,344)	—
Total assets	$2,740,165	$1,323,153	$1,057,155	$(3,426,828)	$1,693,645

Liabilities and Equity
Current liabilities
Trade accounts payable	$165,241	$202,310	$32,840	$—	$400,391
Other accrued expenses	83,094	100,567	24,864	(12,538)	195,987
Intercompany payable – current	10,852	—	7,068	(17,920)	—
Total current liabilities	259,187	302,877	64,772	(30,458)	596,378
Other liabilities
Long-term debt	197,702	—	—	—	197,702
Other liabilities	118,125	39,124	5,122	—	162,371
Intercompany payable – noncurrent	1,429,298	93,335	522,711	(2,045,344)	—
Total other liabilities	1,745,125	132,459	527,833	(2,045,344)	360,073
Equity
Caleres, Inc. shareholders’ equity	735,853	887,817	463,209	(1,351,026)	735,853
Noncontrolling interests	—	—	1,341	—	1,341
Total equity	735,853	887,817	464,550	(1,351,026)	737,194
Total liabilities and equity	$2,740,165	$1,323,153	$1,057,155	$(3,426,828)	$1,693,645

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE thirteen weeks ended August 4, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$212,252	$501,803	$64,765	$(72,208)	$706,612
Cost of goods sold	150,630	288,580	33,409	(59,108)	413,511
Gross profit	61,622	213,223	31,356	(13,100)	293,101
Selling and administrative expenses	73,587	185,510	12,838	(13,100)	258,835
Restructuring and other special charges, net	324	1,799	—	—	2,123
Operating (loss) earnings	(12,289)	25,914	18,518	—	32,143
Interest (expense) income	(3,805)	(13)	216	—	(3,602)
Other income (expense)	3,084	—	(6)	—	3,078
Intercompany interest income (expense)	2,873	(2,900)	27	—	—
(Loss) earnings before income taxes	(10,137)	23,001	18,755	—	31,619
Income tax benefit (provision)	1,900	(6,833)	(3,075)	—	(8,008)
Equity in earnings (loss) of subsidiaries, net of tax	31,883	—	(116)	(31,767)	—
Net earnings	23,646	16,168	15,564	(31,767)	23,611
Less: Net loss attributable to noncontrolling interests	—	—	(35)	—	(35)
Net earnings attributable to Caleres, Inc.	$23,646	$16,168	$15,599	$(31,767)	$23,646

Comprehensive income	$22,999	$16,158	$15,467	$(31,717)	$22,907
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(92)	—	(92)
Comprehensive income attributable to Caleres, Inc.	$22,999	$16,158	$15,559	$(31,717)	$22,999

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE twenty-six weeks ended August 4, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$411,512	$947,498	$102,157	$(122,413)	$1,338,754
Cost of goods sold	285,223	536,379	51,276	(102,147)	770,731
Gross profit	126,289	411,119	50,881	(20,266)	568,023
Selling and administrative expenses	139,930	363,396	25,973	(20,266)	509,033
Restructuring and other special charges, net	848	3,052	—	—	3,900
Operating (loss) earnings	(14,489)	44,671	24,908	—	55,090
Interest (expense) income	(7,624)	(25)	364	—	(7,285)
Other income (expense)	6,204	—	(35)	—	6,169
Intercompany interest income (expense)	5,641	(5,699)	58	—	—
(Loss) earnings before income taxes	(10,268)	38,947	25,295	—	53,974
Income tax benefit (provision)	947	(10,135)	(3,995)	—	(13,183)
Equity in earnings (loss) of subsidiaries, net of tax	50,179	—	(594)	(49,585)	—
Net earnings	40,858	28,812	20,706	(49,585)	40,791
Less: Net loss attributable to noncontrolling interests	—	—	(67)	—	(67)
Net earnings attributable to Caleres, Inc.	$40,858	$28,812	$20,773	$(49,585)	$40,858

Comprehensive income	$39,324	$28,784	$20,462	$(49,378)	$39,192
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(132)	—	(132)
Comprehensive income attributable to Caleres, Inc.	$39,324	$28,784	$20,594	$(49,378)	$39,324

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE twenty-six weeks ended August 4, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$11,317	$53,920	$25,770	$—	$91,007

Investing activities
Purchases of property and equipment	(4,339)	(13,044)	(1,176)	—	(18,559)
Capitalized software	(2,665)	(286)	—	—	(2,951)
Acquisition cost, net of cash received	9,141	—	(25,934)	—	(16,793)
Intercompany investing	141	(141)	—	—	—
Net cash provided by (used for) investing activities	2,278	(13,471)	(27,110)	—	(38,303)

Financing activities
Dividends paid	(6,053)	—	—	—	(6,053)
Acquisition of treasury stock	(3,288)	—	—	—	(3,288)
Issuance of common stock under share-based plans, net	(4,365)	—	—	—	(4,365)
Intercompany financing	(11,796)	(9,719)	21,515	—	—
Net cash (used for) provided by financing activities	(25,502)	(9,719)	21,515	—	(13,706)
Effect of exchange rate changes on cash and cash equivalents	—	—	(161)	—	(161)
(Decrease) increase in cash and cash equivalents	(11,907)	30,730	20,014	—	38,837
Cash and cash equivalents at beginning of period	26,089	—	37,958	—	64,047
Cash and cash equivalents at end of period	$14,182	$30,730	$57,972	$—	$102,884

CONDENSED CONSOLIDATING BALANCE SHEET
February 2, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$2	$9,148	$21,050	$—	$30,200
Receivables, net	130,684	32,319	28,719	—	191,722
Inventories, net	175,697	470,610	36,864	—	683,171
Prepaid expenses and other current assets	31,195	32,556	7,603	—	71,354
Intercompany receivable – current	190	42	15,279	(15,511)	—
Total current assets	337,768	544,675	109,515	(15,511)	976,447
Other assets	68,707	11,824	909	—	81,440
Goodwill and intangible assets, net	108,884	331,810	109,203	—	549,897
Property and equipment, net	62,608	157,270	10,906	—	230,784
Investment in subsidiaries	1,499,209	—	(24,838)	(1,474,371)	—
Intercompany receivable – noncurrent	597,515	578,821	762,281	(1,938,617)	—
Total assets	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$335,000	$—	$—	$—	$335,000
Trade accounts payable	146,400	130,670	39,228	—	316,298
Other accrued expenses	95,498	86,015	20,525	—	202,038
Intercompany payable – current	10,781	—	4,730	(15,511)	—
Total current liabilities	587,679	216,685	64,483	(15,511)	853,336
Other liabilities
Long-term debt	197,932	—	—	—	197,932
Other liabilities	105,689	41,149	5,027	—	151,865
Intercompany payable – noncurrent	1,149,338	115,114	674,165	(1,938,617)	—
Total other liabilities	1,452,959	156,263	679,192	(1,938,617)	349,797
Equity
Caleres, Inc. shareholders’ equity	634,053	1,251,452	222,919	(1,474,371)	634,053
Noncontrolling interests	—	—	1,382	—	1,382
Total equity	634,053	1,251,452	224,301	(1,474,371)	635,435
Total liabilities and equity	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Financial Highlights

The following is a summary of the financial highlights for the second quarter of 2019:

•

Consolidated net sales increased $45.9 million, or 6.5%, to $752.5 million in the second quarter of 2019, driven by our 2018 acquisitions of Vionic and Blowfish Malibu, which contributed net sales growth of $46.8 million and $11.7 million on a consolidated basis, net of eliminations ($47.0 million and $12.6 million to the Brand Portfolio segment), respectively.  Our Famous Footwear segment reported a $9.7 million, or 2.2% decline in sales, while same-store sales improved by 1.5%.

•	Consolidated gross profit increased $12.8 million, or 4.4%, to $305.9 million in the second quarter of 2019, compared to $293.1 million in the second quarter of 2018.

•	Consolidated operating earnings increased $5.7 million, or 17.6%, to $37.8 million in the second quarter of 2019, compared to $32.1 million in the second quarter of 2018.

•

Consolidated net earnings attributable to Caleres, Inc. were $25.3 million, or $0.61 per diluted share, in the second quarter of 2019, compared to $23.6 million, or $0.55 per diluted share, in the second quarter of 2018.

The following items should be considered in evaluating the comparability of our second quarter results in 2019 and 2018:

•

Acquisition of Vionic – In October 2018, we acquired Vionic, a growing brand with strong consumer loyalty and a complementary fit to the other brands within our Brand Portfolio segment. Vionic contributed $47.0 million to our Brand Portfolio net sales ($46.8 million on a consolidated basis, net of eliminations) for the second quarter of 2019.  We incurred integration-related charges of $0.6 million during the second quarter of 2019, which are presented as restructuring and other special charges, net.  Refer to Note 3 and Note 6 to the condensed consolidated financial statements for additional information related to these costs.

•

Acquisition of Blowfish Malibu – In July 2018, we acquired a controlling interest in Blowfish Malibu, which gives us additional access to the growing sneaker and casual lifestyle segment of the market.  Blowfish contributed $15.7 million to our Brand Portfolio net sales ($14.2 million on a consolidated basis, net of eliminations) for the second quarter of 2019, compared to $3.1 million ($2.5 million on a consolidated basis, net of eliminations) for the second quarter of 2018.

•

Lease Accounting – We adopted ASU 2016-02, Leases (Topic 842), during the first quarter of 2019 using the modified retrospective transition method.  Therefore, prior period financial information in the condensed consolidated financial statements has not been adjusted and is presented under the guidance in ASC 840.  As a result of the adoption of the ASU, we recorded an operating lease right-of-use asset of $729.2 million and lease liabilities of $791.7 million as of February 3, 2019.  Refer to Note 10 to the condensed consolidated financial statements for additional information on the adoption of this ASU.

•

Segment Presentation – During the first quarter of 2019, we changed our segment presentation to present net sales of the Brand Portfolio segment inclusive of both external and intersegment sales, with the elimination of intersegment sales and profit from Brand Portfolio to Famous Footwear reflected within the Eliminations and Other category.  This presentation reflects the independent business models of both Brand Portfolio and Famous Footwear, as well as growth in intersegment activity driven by the acquisitions of Vionic and Blowfish Malibu.  Prior period information has been recast to conform to the current presentation.

•

Incentive and Share-Based Compensation Plans – During the second quarter of 2019, our selling and administrative expenses decreased approximately $8.0 million compared to the second quarter of 2018, due to lower anticipated payments associated with our cash and share-based incentive compensation plans and lower expenses for our cash-equivalent restricted stock units granted to directors, reflecting the Company's lower stock price.

Recent Developments

In August 2019, the U.S. Administration announced plans to implement a tariff of 15% on approximately $300 billion of products imported into the U.S. from China.  On August 13, 2019, the list of goods subject to the tariff, referred to as List 4, was divided into two parts.  The tariffs for products on List 4a became effective as of September 1, 2019, while the tariffs for imported goods on List 4b are subject to a delay until December 15, 2019.  Approximately 60% of our branded products within our Brand Portfolio segment are sourced from China, the majority of which are product categories included on List 4a.  We continue to seek to mitigate the impacts of the tariffs in a number of ways, including diversifying production away from China.  We now source approximately 40% of our branded products outside of China.  We are also working with our factory partners to reduce cost, while selectively exploring price increases where they will be least disruptive to our customers.  Through these actions, we believe we have mitigated the majority of the impact of the increased tariffs on our fiscal 2019 financial results.  However, as more fully described in Risk Factors in Part II, Item 1A, a prolonged trade war and further escalation of tariffs may result in lower gross margins in the future on products that we source from China.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$752.5	100.0%	$706.6	100.0%	$1,430.2	100.0%	$1,338.8	100.0%
Cost of goods sold	446.6	59.3%	413.5	58.5%	844.4	59.0%	770.8	57.6%
Gross profit	305.9	40.7%	293.1	41.5%	585.8	41.0%	568.0	42.4%
Selling and administrative expenses	267.5	35.6%	258.9	36.7%	529.6	37.0%	509.0	38.0%
Restructuring and other special charges, net	0.6	0.1%	2.1	0.3%	1.5	0.1%	3.9	0.3%
Operating earnings	37.8	5.0%	32.1	4.5%	54.7	3.8%	55.1	4.1%
Interest expense, net	(7.4)	(1.0)%	(3.6)	(0.5)%	(14.7)	(1.0)%	(7.3)	(0.5)%
Other income, net	2.7	0.4%	3.1	0.5%	5.2	0.4%	6.2	0.4%
Earnings before income taxes	33.1	4.4%	31.6	4.5%	45.2	3.2%	54.0	4.0%
Income tax provision	(7.9)	(1.0)%	(8.0)	(1.2)%	(10.9)	(0.8)%	(13.2)	(1.0)%
Net earnings	25.2	3.4%	23.6	3.3%	34.3	2.4%	40.8	3.0%
Net loss attributable to noncontrolling interests	(0.1)	0.0%	(0.0)	(0.0)%	(0.1)	0.0%	(0.1)	(0.0)%
Net earnings attributable to Caleres, Inc.	$25.3	3.4%	$23.6	3.3%	$34.4	2.4%	$40.9	3.0%

Net Sales

Net sales increased $45.9 million, or 6.5% to $752.5 million for the second quarter of 2019, compared to $706.6 million for the second quarter of 2018. Our Brand Portfolio segment reported a $54.6 million, or 17.9%, increase in net sales, driven by net sales of our Vionic and Blowfish Malibu brands, which were acquired in October and July 2018, respectively.  The sales growth from acquisitions was partially offset by a 9.3% decrease in same-store sales.  Our Famous Footwear segment reported a $9.7 million, or 2.2% decrease in net sales, driven by a decrease in our store base, which resulted in a $15.8 million decrease in sales from new and closed stores.  The Company experienced weakness in sandal styles, particularly early in the quarter with the late start to spring weather, with business strengthening later in the quarter.  In addition, demand increased for novelty and newness in our assortments and products, and our investments in product design, development and merchandising allowed us to capitalize on these trends.  Our mix of e-commerce business continues to strengthen across segments and channels.

Net sales increased $91.4 million, or 6.8% to $1,430.2 million for the six months ended August 3, 2019 compared to $1,338.8 million for the six months ended August 4, 2018.  Our Brand Portfolio segment reported a $112.1 million, or 19.0%, increase in net sales driven by our recent acquisitions.  Our Famous Footwear segment reported a $20.9 million, or 2.6%, decrease in net sales, driven by a decrease in our store base, which resulted in a $23.3 million decrease in sales from new and closed stores.

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

Gross Profit

Gross profit increased $12.8 million, or 4.4%, to $305.9 million for the second quarter of 2019, compared to $293.1 million for the second quarter of 2018, driven by sales growth from our recent acquisitions.  As a percentage of net sales, gross profit decreased to 40.7% for the second quarter of 2019, compared to 41.5% for the second quarter of 2018, reflecting the difficult retail environment, particularly for warm-weather sandal styles, and a higher mix of e-commerce sales.  Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental shipping and handling required. In addition, the mix of retail and wholesale sales during the period can affect margins, as gross profit rates on retail sales are generally higher than on wholesale sales.  The mix of retail versus wholesale net sales declined to 61% and 39% in the second quarter of 2019, compared to 70% and 30%, respectively, in the second quarter of 2018, driven by our recent acquisitions.

Gross profit increased $17.8 million, or 3.1%, to $585.8 million for the six months ended August 3, 2019, compared to $568.0 million for the six months ended August 4, 2018, reflecting sales growth from our recent acquisitions, partially offset by a lower gross profit rate.  As a percentage of net sales, gross profit decreased to 41.0% for the six months ended August 3, 2019, compared to 42.4% for the six months ended August 4, 2018, reflecting the same factors impacting the quarter.  In addition, cost of goods sold for the six months ended August 3, 2019 includes $7.2 million related to the amortization of the inventory adjustment required by purchase accounting and incremental markdowns related to the Carlos brand exit.  Cost of goods sold for the six months ended August 4, 2018 included $0.5 million related to the amortization of the inventory adjustment required by purchase accounting.  Retail and wholesale net sales were 60% and 40%, respectively, in the six months ended August 3, 2019, compared to 70% and 30%, respectively, in the six months ended August 3, 2019 and August 4, 2018.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.6 million, or 3.4%, to $267.5 million for the second quarter of 2019, compared to $258.9 million for the second quarter of 2018. The increase was driven by additional costs associated with our recently acquired Vionic and Blowfish Malibu brands, including higher amortization expense on the intangible assets, partially offset by lower expenses associated with cash and stock-based incentive compensation plans and lower store rent and facilities expenses associated with a smaller store base.  As a percentage of net sales, selling and administrative expenses decreased to 35.6% for the second quarter of 2019, from 36.6% for the second quarter of 2018.

Selling and administrative expenses increased $20.6 million, or 4.0%, to $529.6 million for the six months ended August 3, 2019, compared to $509.0 million for the six months ended August 4, 2018, reflecting the same factors impacting the current quarter. As a percentage of net sales, selling and administrative expenses decreased to 37.0% for the six months ended August 3, 2019, from 38.0% for the six months ended August 4, 2018.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.6 million ($0.5 million on an after-tax basis, or $0.01 per diluted share) and $1.5 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) were incurred in the second quarter and six months ended August 3, 2019, respectively, for integration-related costs for Vionic and costs associated with the exit of our Carlos brand.  Restructuring and other special charges of $2.1 million ($1.6 million on an after-tax basis, or $0.03 per diluted share) and $3.9 million ($2.9 million on an after-tax basis, or $0.06 per diluted share) were incurred in the second quarter and six months ended August 4, 2018, respectively, for the integration and reorganization of our men's business and the acquisition of Blowfish Malibu in the second quarter of 2018.

Operating Earnings

Operating earnings increased $5.7 million, or 17.6%, to $37.8 million for the second quarter of 2019, compared to $32.1 million for the second quarter of 2018, reflecting earnings contribution from our recently acquired brands, better leveraging of expenses over higher sales volume and lower restructuring charges.  As a percentage of net sales, operating earnings increased to 5.0% for the second quarter of 2019, compared to 4.6% for the second quarter of 2018.

Operating earnings decreased $0.4 million, or 0.8% to $54.7 million for the six months ended August 3, 2019, compared to $55.1 million for the six months ended August 4, 2018, primarily reflecting lower sales and gross margins at Famous Footwear and higher selling and administrative expenses, partially offset by the earnings contribution from our newly acquired brands.  As a percentage of net sales, operating earnings decreased to 3.8% for the six months ended August 3, 2019, compared to 4.1% for the six months ended August 4, 2018.

Interest Expense, Net

Interest expense, net increased $3.8 million, or 105.1%, to $7.4 million for the second quarter of 2019, compared to $3.6 million for the second quarter of 2018, primarily due to higher average borrowings under our revolving credit agreement, which was used to fund the acquisition of Vionic in October 2018.  As further discussed in Note 16 to the condensed consolidated financial statements, we recorded accretion and fair value adjustments of $0.4 million during the second quarter of 2019 for the mandatory purchase obligation associated with the Blowfish Malibu acquisition.

Interest expense, net increased $7.4 million, or 102.2%, to $14.7 million for the six months ended August 3, 2019, compared to $7.3 million for the six months ended August 4, 2018, reflecting the same factor driving the second quarter increase.  We recorded $0.5 million in accretion and fair value adjustments during the six months ended August 3, 2019 for the mandatory purchase obligation associated with the Blowfish Malibu acquisition.

Other Income, Net

Other income, net decreased $0.4 million, or 13.9%, to $2.7 million for the second quarter of 2019, compared to $3.1 million for the second quarter of 2018, driven by lower expected return on assets for our domestic pension plan.

Other income, net decreased $1.0 million, or 14.6%, to $5.2 million for the six months ended August 3, 2019, compared to $6.2 million for the six months ended August 4, 2018.  Refer to Note 14 to the condensed consolidated financial statements for additional information related to our retirement plans.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 23.7% for the second quarter of 2019, compared to 25.3% for the second quarter of 2018.  There were no discrete tax benefits recognized during the second quarter of 2019.  During the second quarter of 2018, we recognized discrete tax benefits of $0.2 million related to share-based compensation.  If these discrete tax benefits had not been recognized during the second quarter of 2018, our effective tax rate would have been 26.0%.

For the six months ended August 3, 2019, our consolidated effective tax rate was 24.1%, compared to 24.4% for the six months ended August 4, 2018.  We recognized a discrete tax provision of $0.1 million and discrete tax benefits of $0.7 million during the six months ended August 3, 2019 and August 4, 2018, respectively, primarily related to share-based compensation.  If these discrete taxes had not been recognized, our effective tax rates would have been 23.9% and 25.7% for the six months ended August 3, 2019 and August 4, 2018, respectively.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $25.3 million and $34.4 million for the second quarter and six months ended August 3, 2019, compared to net earnings of $23.6 million and $40.9 million for the second quarter and six months ended August 4, 2018 as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$419.8	100.0%	$429.5	100.0%	$772.0	100.0%	$792.9	100.0%
Cost of goods sold	237.5	56.6%	242.4	56.4%	437.0	56.6%	440.6	55.6%
Gross profit	182.3	43.4%	187.1	43.6%	335.0	43.4%	352.3	44.4%
Selling and administrative expenses	150.8	35.9%	153.9	35.9%	292.6	37.9%	297.2	37.5%
Operating earnings	$31.5	7.5%	$33.2	7.7%	$42.4	5.5%	$55.1	6.9%

Key Metrics
Same-store sales % change	1.5%		2.6%		0.4%		1.0%
Same-store sales $ change	$6.3		$10.7		$2.9		$7.9
Sales change from new and closed stores, net	$(15.8)		$13.8		$(23.3)		$13.2
Impact of changes in Canadian exchange rate on sales	$(0.2)		$0.1		$(0.5)		$0.4

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$60		$60		$109		$110
Sales per square foot, excluding e-commerce (trailing twelve months)	$219		$227		$219		$227
Square footage (thousand sq. ft.)	6,427		6,675		6,427		6,675

Stores opened	3		4		7		6
Stores closed	15		9		26		24
Ending stores	973		1,008		973		1,008

Net Sales

Net sales decreased $9.7 million, or 2.2%, to $419.8 million for the second quarter of 2019, compared to $429.5 million for the second quarter of 2018.  The sales decrease was driven by a decrease in our store base, which resulted in a $15.8 million decrease in sales from new and closed stores, partially offset by a 1.5% increase in same-store sales.  Famous Footwear continues to experience strong growth in e-commerce sales.  During the second quarter of 2019, we experienced weakness in our sandals styles and certain athletic styles, particularly early in the quarter with the late start to spring weather, with business strengthening later in the quarter.  We made excellent progress injecting more freshness into the assortment, contributing to the same-store sales increase.  We opened three stores and closed 15 stores during the second quarter of 2019, resulting in 973 stores and total square footage of 6.4 million at the end of the second quarter of 2019, compared to 1,008 stores and total square footage of 6.7 million at the end of the second quarter of 2018.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment's sales, with approximately 77% of our net sales made to program members in the second quarter of 2019, consistent with the second quarter of 2018.  The relaunch of Rewards during the first quarter of 2019 has driven increased consumer engagement among existing members and continued growth in our new and reactivated membership base.

Net sales decreased $20.9 million, or 2.6% to $772.0 million for the six months ended August 3, 2019, compared to $792.9 million for the six months ended August 4, 2018.  The sales decrease was driven by a decrease in our store base, which resulted in a $23.3 million decrease in sales from new and closed stores, partially offset by a 0.4% increase in same-store sales in the six months ended August 3, 2019. On a trailing twelve-month basis, sales per square foot, excluding e-commerce, decreased 3.2% to $219 for the twelve months ended August 3, 2019, compared to $227 for the twelve months ended August 4, 2018.

Gross Profit

Gross profit decreased $4.8 million, or 2.6%, to $182.3 million for the second quarter of 2019, compared to $187.1 million for the second quarter of 2018 reflecting lower net sales and a lower gross profit rate.  As a percentage of net sales, our gross profit decreased slightly to 43.4% for the second quarter of 2019, compared to 43.6% for the second quarter of 2018, reflecting the competitive selling environment and a higher mix of lower margin product.

Gross profit decreased $17.3 million, or 4.9%, to $335.0 million for the six months ended August 3, 2019, compared to $352.3 million for the six months ended August 4, 2018. As a percentage of net sales, our gross profit decreased to 43.4% for the six months ended August 3, 2019, compared to 44.4% for the six months ended August 4, 2018, reflecting the promotional retail environment and higher freight expenses due to strong growth in e-commerce sales in the six months ended August 3, 2019.  We expect the trend toward a higher mix of e-commerce sales to continue.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.1 million, or 2.0%, to $150.8 million for the second quarter of 2019, compared to $153.9 million for the second quarter of 2018.  The decrease was primarily driven by lower rent and facilities expense attributable to our smaller store base, partially offset by higher marketing expenses.  We saw a strong response to our new television advertising, contributing to our same-store sales improvement in the quarter.  As a percentage of net sales, selling and administrative expenses were 35.9% for the second quarter of 2019, consistent with the second quarter of 2018.

Selling and administrative expenses decreased $4.6 million, or 1.5%, to $292.6 million for the six months ended August 3, 2019, compared to $297.2 million for the six months ended August 4, 2018, reflecting lower rent and facilities expense attributable to our smaller store base, partially offset by higher marketing expenses, due in part to the launch of our new Rewards program in the first quarter of 2019.  As a percentage of net sales, selling and administrative expenses increased to 37.9% for the six months ended August 3, 2019, compared to 37.5% for the six months ended August 4, 2018.

Operating Earnings

Operating earnings decreased $1.7 million, or 5.1%, to $31.5 million for the second quarter of 2019, compared to $33.2 million for the second quarter of 2018, reflecting the factors described above.  As a percentage of net sales, operating earnings decreased to 7.5% for the second quarter of 2019, compared to 7.7% for the second quarter of 2018.

Operating earnings decreased $12.7 million, or 23.1%, to $42.4 million for the six months ended August 3, 2019, compared to $55.1 million for the six months ended August 4, 2018, reflecting the factors described above.  As a percentage of net sales, operating earnings decreased to 5.5% for the six months ended August 3, 2019, compared to 6.9% for the six months ended August 4, 2018.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$359.6	100.0%	$305.0	100.0%	$700.6	100.0%	$588.5	100.0%
Cost of goods sold	234.8	65.3%	196.7	64.5%	448.9	64.1%	371.4	63.1%
Gross profit	124.8	34.7%	108.3	35.5%	251.7	35.9%	217.1	36.9%
Selling and administrative expenses	110.9	30.8%	90.6	29.7%	224.3	32.0%	186.2	31.6%
Restructuring and other special charges, net	0.0	0.0%	1.8	0.6%	0.6	0.1%	3.4	0.6%
Operating earnings	$13.9	3.9%	$15.9	5.2%	$26.8	3.8%	$27.5	4.7%

Key Metrics
Direct-to-consumer (% of net sales) (1)	37%		39%		38%		40%
Wholesale/retail sales mix (%)	83%/17%		76%/24%		82%/18%		74%/26%
Change in wholesale net sales ($) (2)	$59.2		$6.0		$123.5		$6.0
Unfilled order position at end of period	$290.1		$263.3

Same-store sales % change	(9.3)%		(1.3)%		(8.9)%		(1.2)%
Same-store sales $ change	$(6.0)		$(0.6)		$(11.5)		$(1.1)
Sales change from new and closed stores, net	$1.6		$(0.5)		$0.7		$3.4
Impact of changes in Canadian exchange rate on retail sales	$(0.2)		$0.2		$(0.6)		$0.6

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$97		$109		$190		$213
Sales per square foot, excluding e-commerce (trailing twelve months)	$398		$437		$398		$437
Square footage (thousands sq. ft.)	398		402		398		402

Stores opened	1		—		3		4
Stores closed	—		2		1		7
Ending stores	231		233		231		233

(1)

Direct-to-consumer includes sales of our retail stores and e-commerce sites, sales to online-only retailers and sales through customers' websites that we fulfill on a drop-ship basis.  The increase for the second quarter and first half of 2019 is due, in part, to direct-to-consumer sales of Vionic and Blowfish Malibu.

(2)

Includes sales from our acquired Vionic and Blowfish Malibu brands, which contributed net sales growth of $47.0 million and $12.6 million, respectively, for the second quarter of 2019, and $101.8 million and $32.0 million, respectively, for the first half of 2019.

Net Sales

Net sales increased $54.6 million, or 17.9%, to $359.6 million for the second quarter of 2019, compared to $305.0 million for the second quarter of 2018 driven by net sales from our acquisitions of Vionic in October 2018 and Blowfish Malibu in July 2018, which contributed $47.0 million and $12.6 million, respectively, to our net sales growth in the second quarter of 2019.  We experienced lower net sales of our Allen Edmonds brand, as planned, as well as lower Naturalizer sales, partially offset by higher net sales of our Franco Sarto brand.  Sales were negatively impacted by a difficult and highly promotional retail environment and same-store-sales declined 9.3% in our retail stores.  However, e-commerce sales continue to grow as a percentage of the business.  During the second quarter of 2019, we experienced weakness in the sandals product category, while casual and sport styles have trended well.  We opened one store during the second quarter of 2019, resulting in a total of 231 stores and total square footage of 0.4 million at the end of the second quarter of 2019, compared to 233 stores and total square footage of 0.4 million at the end of the second quarter of 2018.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, decreased to $398 for the twelve months ended August 3, 2019, compared to $437 for the twelve months ended August 4, 2018.

Net sales increased $112.1 million, or 19.0%, to $700.6 million for the six months ended August 3, 2019, compared to $588.5 million for the six months ended August 4, 2018, driven by net sales from acquisitions of Vionic in October 2018 and Blowfish Malibu in July 2018, which contributed $101.8 million and $32.0 million, respectively, to our net sales growth in the first half of 2019.  The sales growth from acquisitions was partially offset by the planned reduction in Allen Edmonds sales and an 8.9% decline in same-store sales in our retail stores.  During the six months ended August 3, 2019, we opened three stores and closed one store.

Our unfilled order position for our wholesale sales increased $26.8 million, or 10.2%, to $290.1 million at August 3, 2019, compared to $263.3 million at August 4, 2018.  The increase in our backlog order levels was driven by the acquisitions of Blowfish Malibu and Vionic in 2018.

During the second quarter of 2019, we announced the addition of two new brands to our portfolio, enhancing the relevance and diversity of our product offerings.  Our exclusive partnership with Veronica Beard will allow us to further expand our portfolio into the attainable luxury space, while the relaunch of Zodiac will target a more casual segment through its offerings rooted in Bohemian and western design trends.  We also announced a joint venture with Brand Investment Holding, a member of the Gemkell Group.  The inaugural brands to be distributed in greater China, including Hong Kong, Macau and Taiwan, will be Naturalizer and Sam Edelman.  Both will be marketed and sold across multiple channels, including branded retail stores and e-commerce sites, beginning in the third quarter of 2019.

Gross Profit

Gross profit increased $16.5 million, or 15.3%, to $124.8 million for the second quarter of 2019, compared to $108.3 million for the second quarter of 2018, primarily reflecting net sales growth from the Vionic acquisition.  As a percentage of net sales, our gross profit decreased to 34.7% for the second quarter of 2019, compared to 35.5% for the second quarter of 2018, reflecting the promotional retail environment.

Gross profit increased $34.6 million, or 15.9%, to $251.7 million for the six months ended August 3, 2019, compared to $217.1 million for the six months ended August 4, 2018, reflecting our net sales growth, partially offset by the incremental cost of goods sold in the six months ended August 3, 2019 related to purchase accounting inventory adjustments and incremental markdowns related to the Carlos brand exit.  As a percentage of net sales, our gross profit decreased to 35.9% for the six months ended August 3, 2019, compared to 36.9% for the six months ended August 4, 2018.

As discussed in the Overview section, the U.S. Administration has announced plans to implement a tariff on many consumer products imported into the U.S. from China.  Although we have increased the sourcing of our branded footwear within our Brand Portfolio segment from other countries in recent years to approximately 40%, the majority of our footwear is sourced from China.  We believe we have mitigated the majority of the impact of the increased tariffs on our fiscal 2019 financial results.  However, a prolonged trade war and further escalation of tariffs may result in lower gross margins in the future on products that we source from China.

Selling and Administrative Expenses

Selling and administrative expenses increased $20.3 million, or 22.5%, to $110.9 million for the second quarter of 2019, compared to $90.6 million for the second quarter of 2018, reflecting higher expenses from our Vionic and Blowfish Malibu acquisitions.  As a percentage of net sales, selling and administrative expenses increased to 30.8% for the second quarter of 2019, compared to 29.7% for the second quarter of 2018.

Selling and administrative expenses increased $38.1 million, or 20.5%, to $224.3 million for the six months ended August 3, 2019, compared to $186.2 million for the six months ended August 4, 2018, driven by the same reason listed above.  As a percentage of net sales, selling and administrative expenses increased to 32.0% for the six months ended August 3, 2019, compared to 31.6% for the six months ended August 4, 2018.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $1.8 million in the second quarter of 2018 related to the integration and reorganization of our men's business, with no corresponding charges in the second quarter of 2019.  Restructuring and other special charges were $0.6 million, primarily related to the acquisition of Vionic, in the six months ended August 3, 2019, and $3.4 million, related to the integration and reorganization of men's business, in the six months ended August 4, 2018.  Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased $2.0 million, or 12.6%, to $13.9 million for the second quarter of 2019, compared to $15.9 million for the second quarter of 2018 as a result of the factors described above.  As a percentage of net sales, operating earnings decreased to 3.9% for the second quarter of 2019, compared to 5.2% in the second quarter of 2018.

Operating earnings decreased $0.7 million, or 2.6%, to $26.8 million for the six months ended August 3, 2019, compared to $27.5 million for the six months ended August 4, 2018. As a percentage of net sales, operating earnings decreased to 3.8% for the six months ended August 3, 2019, compared to 4.7% in the six months ended August 4, 2018.

ELIMINATIONS AND OTHER
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$(26.9)	100.0%	$(27.9)	100.0%	$(42.4)	100.0%	$(42.6)	100.0%
Cost of goods sold	(25.7)	95.6%	(25.6)	91.7%	(41.5)	97.8%	(41.2)	96.6%
Gross profit	(1.2)	4.4%	(2.3)	8.3%	(0.9)	2.2%	(1.4)	3.4%
Selling and administrative expenses	5.8	(21.8)%	14.4	(51.6)%	12.8	(30.0)%	25.6	(60.0)%
Restructuring and other special charges, net	0.6	(2.2)%	0.3	(1.1)%	0.8	(2.0)%	0.5	(1.2)%
Operating loss	$(7.6)	28.4%	$(17.0)	61.0%	$(14.5)	34.2%	$(27.5)	64.6%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.  The net sales increase of $1.0 million and $0.2 for the second quarter and six months ended August 3, 2019, respectively, reflects a lower sales elimination for sales from Brand Portfolio to Famous Footwear.  Selling and administrative expenses of $5.8 million and $12.8 million were incurred in the second quarter and first half of 2019, respectively, compared to $14.4 million and $25.6 million for the second quarter and first half of 2018.  The decrease for the respective periods was driven by lower expenses for our cash and share-based incentive compensation plans, including lower expenses for our cash-equivalent restricted stock units granted to directors, reflecting a lower stock price.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	August 3, 2019	August 4, 2018	February 2, 2019
Borrowings under revolving credit agreement	$300.0	$—	$335.0
Long-term debt	198.2	197.7	197.9
Total debt	$498.2	$197.7	$532.9

Total debt obligations of $498.2 million at August 3, 2019 increased $300.5 million, from $197.7 million at August 4, 2018, and decreased $34.7 million, from $532.9 million at February 2, 2019. The increase from August 4, 2018 reflects higher borrowings under our revolving credit agreement to fund the acquisition of Vionic in October 2018.  The decrease from February 2, 2019 includes $35.0 million in repayments under our revolving credit agreement.  Net interest expense for the second quarter of 2019 increased $3.8 million to $7.4 million, compared to $3.6 million for the second quarter of 2019, and increased $7.4 million to $14.7 million, compared to $7.3 million in the first half of 2019, as a result of higher average borrowings under our revolving credit agreement.

Credit Agreement

As further discussed in Note 11, the Company maintains a revolving credit facility for working capital needs in an aggregate amount of up to $500.0 million, with the option to increase by up to $250.0 million.  At August 3, 2019, we had $300.0 million in borrowings and $10.5 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $189.5 million at August 3, 2019.  We were in compliance with all covenants and restrictions under the Credit Agreement as of August 3, 2019.  We anticipate incremental interest expense going forward until the borrowings to fund the acquisition of Vionic have been paid off.  Refer to further discussion regarding the Credit Agreement in Note 11 to the consolidated financial statements.

$200 Million Senior Notes

On July 27, 2015, we issued $200.0 million aggregate principal amount of Senior Notes due on August 15, 2023 (the "Senior Notes").  Our Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Caleres, Inc. that is an obligor under the Credit Agreement.  The Senior Notes bear interest at 6.25%, which is payable on February 15 and August 15 of each year.  We may redeem some or all of the Senior Notes at various redemption prices.

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of August 3, 2019, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Working Capital and Cash Flow

	Twenty-Six Weeks Ended
($ millions)	August 3, 2019	August 4, 2018	Change
Net cash provided by operating activities	$116.6	$91.0	$25.6
Net cash used for investing activities	(30.2)	(38.3)	8.1
Net cash used for financing activities	(74.0)	(13.7)	(60.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)	0.3
Increase in cash and cash equivalents	$12.4	$38.8	$(26.4)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $25.6 million higher in the six months ended August 3, 2019 as compared to the six months ended August 4, 2018, primarily reflecting the following factors:

•	A smaller increase in inventory in the six months ended August 3, 2019 compared to the comparable period in 2018; and
•	A larger decrease in receivables in the six months ended August 3, 2019, compared to the six months ended August 4, 2018; partially offset by,
•	A decrease in accrued expenses and other liabilities in the six months ended August 3, 2019, compared to an increase in the six months ended August 4, 2018, due in part to lower anticipated payments of our cash-based incentive compensation plans in 2019 and higher accrued liabilities in 2018 associated with our new distribution center in Chino, California.

Cash used for investing activities was $8.1 million lower in the six months ended August 3, 2019 as compared to the six months ended August 4, 2018, reflecting the acquisition of Blowfish Malibu in the six months ended August 4, 2018, partially offset by higher purchases of property and equipment in the six months ended August 3, 2019, as we invest in automation at our new distribution center in Chino, California.

Cash used for financing activities was $60.3 million higher for the six months ended August 3, 2019 as compared to the six months ended August 4, 2018, reflecting more shares repurchased under our stock repurchase programs during the six months ended August 3, 2019 and $35.0 million of net repayments under our revolving credit agreement.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 3, 2019	August 4, 2018	February 2, 2019
Working capital (deficit) surplus ($ millions) (1)	$(28.3)	$437.8	$123.1
Current ratio (2)	0.97:1	1.73:1	1.14:1
Debt-to-capital ratio (3)	44.4%	21.1%	45.6%

(1)

Working capital has been computed as total current assets less total current liabilities.  The deficit as of August 3, 2019 includes $143.2 million of operating lease obligations as a result of the adoption of ASC 842, as further discussed in Note 2 and Note 10 to the condensed consolidated financial statements.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities. The current ratio as of August 3, 2019 includes $143.2 million of operating lease obligations.
(3)

The debt-to-capital ratio has been computed by dividing total debt by total capitalization.  Total debt is defined as long-term debt and borrowings under the Credit Agreement.  Total capitalization is defined as total debt and total equity.

Working capital at August 3, 2019 was a deficit of $28.3 million, which was $466.1 million and $151.4 million lower than at August 4, 2018 and February 2, 2019, respectively.  Our current ratio was 0.97 to 1 as of August 3, 2019, compared to 1.73 to 1 at August 4, 2018 and 1.14:1 at February 2, 2019. The decrease in both working capital and the current ratio from August 4, 2018 and February 2, 2019 primarily reflects the impact of the adoption of ASC 842 on the balance sheet as further discussed in Note 2 to the condensed consolidated financial statements, including the addition of current operating lease obligations of $143.2 million, and higher average borrowings under our revolving credit agreement to fund the acquisition of Vionic in October 2018.  In addition, our recent acquisitions impact these metrics.  A significant portion of the purchase price of Vionic is attributed to noncurrent assets, such as tradenames, goodwill, and other intangibles that are excluded from working capital. Our debt-to-capital ratio was 44.4% as of August 3, 2019, compared to 21.1% as of August 4, 2018 and 45.6% at February 2, 2019.  The increase in our debt-to-capital ratio from August 4, 2018 primarily reflects higher average borrowings under our revolving credit agreement.

At August 3, 2019, we had $42.6 million of cash and cash equivalents.  Approximately 25% of this balance represents the accumulated unremitted earnings of our foreign subsidiaries.

We declared and paid dividends of $0.07 per share in both the second quarter of 2019 and 2018.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

Evaluation of Disclosure Controls and Procedures

It is the Chief Executive Officer's and Chief Financial Officer's ultimate responsibility to ensure we maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures include mandatory communication of material events, automated accounting processing and reporting, management review of monthly, quarterly and annual results, an established system of internal controls and ongoing monitoring by our internal auditors.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 3, 2019, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

On July 6, 2018, we acquired Blowfish Malibu.  In addition, on October 18, 2018, we acquired Vionic.  As a result of these acquisitions, we are in the process of reviewing the internal control structure of Blowfish Malibu and Vionic and, if necessary, will make appropriate internal control enhancements as we integrate the acquired businesses.  Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Recent international events have introduced greater uncertainty with respect to trade wars and tariffs, which may affect trade between the United States and other countries, particularly with China.  We rely primarily on foreign sourcing for our footwear through third-party manufacturing facilities located outside the United States, with approximately 60% of our footwear sourced from manufacturing facilities in China.  On August 28, 2019, the U.S. Administration announced plans to implement a tariff of 15% on approximately $300 billion of products imported into the U.S. from China, effective as of September 1, 2019.  While the majority of our footwear sourced from China is subject to the tariff that became effective September 1, 2019, certain types of footwear are subject to a delay until December 15, 2019.  While we continue to focus on mitigating the impact of the increasing tariffs, if we are unable to mitigate the impact of the enacted tariffs or if there is a prolonged trade war involving the further escalation of tariffs, our product costs may increase on a significant portion of our branded footwear that we source internationally.  Higher product costs may in turn result in lower gross margins in the future for products that we source from China.  In addition, while it is too early to predict how the trade wars may impact our business, our net sales may also be impacted by consumers’ fear of an economic slowdown or lower discretionary spending.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2019:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)

May 5, 2019 - June 1, 2019	4,518	$20.54	—	2,257,851

June 2, 2019 - July 6, 2019	1,530,478	19.60	1,530,478	727,373

July 7, 2019 - August 3, 2019	—	—	—	727,373

Total	1,534,996	$19.60	1,530,478	727,373

(1)

Includes shares purchased as part of our publicly announced stock repurchase program and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)

On August 25, 2011, the Board of Directors approved a stock repurchase program ("2011 Program") authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock and on December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the repurchase of an additional 2,500,000 shares of our outstanding common stock.  We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Under these plans, the Company repurchased 1,530,478 shares during the thirteen and twenty-six weeks ended August 3, 2019.  During the twenty-six weeks ended August 4, 2018, the Company repurchased 100,000 shares under the 2011 Program.  As of August 3, 2019, there were 727,373 shares authorized to be repurchased under the repurchase programs.  Our repurchases of common stock are limited under our debt agreements.  Subsequent to quarter-end, the Board of Directors approved a stock repurchase program authorizing the repurchase of an additional 5,000,000 shares of our outstanding common stock.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2015.
3.2		Bylaws of the Company as amended through March 14, 2019, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 20, 2019.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	† † † † †

iXBRL Taxonomy Extension Schema Document

iXBRL Taxonomy Extension Calculation Linkbase Document

iXBRL Taxonomy Extension Label Linkbase Document

iXBRL Taxonomy Presentation Linkbase Document

iXBRL Taxonomy Definition Linkbase Document

104	†	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

† Denotes exhibit is filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: September 11, 2019	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer