Form 10-Q
period 2019-11-02
CALERES INC
filed 2019-12-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 2, 2019

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
(314) 854-4000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - par value of $0.01 per share	CAL	New York Stock Exchange

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

Yes  ☐     No ☑

As of November 29, 2019, 40,534,862 common shares were outstanding.

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	November 2, 2019	November 3, 2018	February 2, 2019
Assets
Current assets:
Cash and cash equivalents	$52,502	$90,491	$30,200
Receivables, net	156,253	192,246	191,722
Inventories, net	644,646	698,265	683,171
Prepaid expenses and other current assets	48,245	63,166	71,354
Total current assets	901,646	1,044,168	976,447

Other assets	92,214	92,279	81,440
Goodwill	245,275	283,345	242,531
Intangible assets, net	297,570	370,507	307,366
Lease right-of-use assets	704,244	—	—
Property and equipment	591,370	556,967	579,087
Allowance for depreciation	(361,109)	(338,864)	(348,303)
Property and equipment, net	230,261	218,103	230,784
Total assets	$2,471,210	$2,008,402	$1,838,568

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$295,000	$350,000	$335,000
Trade accounts payable	275,699	317,499	316,298
Lease obligations	144,501	—	—
Other accrued expenses	179,030	209,479	202,038
Total current liabilities	894,230	876,978	853,336

Other liabilities:
Noncurrent lease obligations	629,731	—	—
Long-term debt	198,276	197,817	197,932
Deferred rent	—	51,930	54,850
Other liabilities	95,623	114,592	97,015
Total other liabilities	923,630	364,339	349,797

Equity:
Common stock	406	432	419
Additional paid-in capital	152,214	143,754	145,889
Accumulated other comprehensive loss	(30,318)	(16,624)	(31,601)
Retained earnings	528,538	638,191	519,346
Total Caleres, Inc. shareholders’ equity	650,840	765,753	634,053
Noncontrolling interests	2,510	1,332	1,382
Total equity	653,350	767,085	635,435
Total liabilities and equity	$2,471,210	$2,008,402	$1,838,568

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$792,375	$775,829	$2,222,614	$2,114,583
Cost of goods sold	472,605	465,219	1,317,064	1,235,950
Gross profit	319,770	310,610	905,550	878,633
Selling and administrative expenses	275,330	265,522	804,972	774,555
Restructuring and other special charges, net	969	5,340	2,434	9,240
Operating earnings	43,471	39,748	98,144	94,838
Interest expense, net	(10,559)	(4,210)	(25,288)	(11,495)
Other income, net	2,633	3,085	7,902	9,254
Earnings before income taxes	35,545	38,623	80,758	92,597
Income tax provision	(7,784)	(9,468)	(18,685)	(22,651)
Net earnings	27,761	29,155	62,073	69,946
Net (loss) earnings attributable to noncontrolling interests	(226)	2	(338)	(65)
Net earnings attributable to Caleres, Inc.	$27,987	$29,153	$62,411	$70,011

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.69	$0.68	$1.51	$1.62

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.69	$0.67	$1.51	$1.62

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net earnings	$27,761	$29,155	$62,073	$69,946
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	582	14	(397)	(1,045)
Pension and other postretirement benefits adjustments	429	451	1,285	1,353
Derivative financial instruments	63	(320)	361	(1,762)
Other comprehensive income (loss), net of tax	1,074	145	1,249	(1,454)
Comprehensive income	28,835	29,300	63,322	68,492
Comprehensive loss attributable to noncontrolling interests	(239)	(9)	(372)	(141)
Comprehensive income attributable to Caleres, Inc.	$29,074	$29,309	$63,694	$68,633

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-Nine Weeks Ended
($ thousands)	November 2, 2019	November 3, 2018
Operating Activities
Net earnings	$62,073	$69,946
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	34,312	33,189
Amortization of capitalized software	4,910	8,282
Amortization of intangible assets	9,790	3,880
Amortization and accretion of debt issuance costs, debt discount and mandatory purchase obligation	5,389	1,610
Share-based compensation expense	8,933	11,615
Loss on disposal of property and equipment	874	1,772
Impairment charges for property, equipment, and lease right-of-use assets	5,105	2,040
Provision for doubtful accounts	728	426
Deferred rent	—	(1,141)
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	34,740	(6,457)
Inventories	37,482	(57,138)
Prepaid expenses and other current and noncurrent assets	(2,944)	(9,788)
Trade accounts payable	(37,537)	17,113
Accrued expenses and other liabilities	(18,032)	21,135
Other, net	(86)	(2,074)
Net cash provided by operating activities	145,737	94,410

Investing Activities
Purchases of property and equipment	(37,354)	(35,244)
Disposals of property and equipment	636	—
Capitalized software	(4,893)	(3,505)
Acquisition of Blowfish Malibu, net of cash received	—	(17,284)
Acquisition of Vionic, net of cash received	—	(344,942)
Net cash used for investing activities	(41,611)	(400,975)

Financing Activities
Borrowings under revolving credit agreement	237,000	360,000
Repayments under revolving credit agreement	(277,000)	(10,000)
Dividends paid	(8,631)	(9,059)
Acquisition of treasury stock	(31,168)	(3,288)
Issuance of common stock under share-based plans, net	(2,605)	(4,318)
Contributions by noncontrolling interests	1,500	—
Other	(1,022)	(114)
Net cash (used for) provided by financing activities	(81,926)	333,221
Effect of exchange rate changes on cash and cash equivalents	102	(212)
Increase in cash and cash equivalents	22,302	26,444
Cash and cash equivalents at beginning of period	30,200	64,047
Cash and cash equivalents at end of period	$52,502	$90,491

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE AUGUST 3, 2019	40,720,927	$407	$149,881	$(31,405)	$504,546	$623,429	$1,249	$624,678
Net earnings (loss)					27,987	27,987	(226)	27,761
Foreign currency translation adjustment				595		595	(13)	582
Unrealized gain on derivative financial instruments, net of tax of $4				63		63		63
Pension and other postretirement benefits adjustments, net of tax of $149				429		429		429
Comprehensive income (loss)				1,087		29,074	(239)	28,835
Contributions by noncontrolling interests							1,500	1,500
Dividends ($0.07 per share)					(2,823)	(2,823)		(2,823)
Acquisition of treasury stock	(58,263)	(1)			(1,172)	(1,173)		(1,173)
Issuance of common stock under share-based plans, net	(69,377)	(0)	(58)			(58)		(58)
Share-based compensation expense			2,391			2,391		2,391
BALANCE NOVEMBER 2, 2019	40,593,287	$406	$152,214	$(30,318)	$528,538	$650,840	$2,510	$653,350

BALANCE AUGUST 4, 2018	43,205,220	$432	$140,146	$(16,769)	$612,044	$735,853	$1,341	$737,194
Net earnings					29,153	29,153	2	29,155
Foreign currency translation adjustment				14		14	(11)	3
Unrealized loss on derivative financial instruments, net of tax of $82				(320)		(320)		(320)
Pension and other postretirement benefits adjustments, net of tax of $157				451		451		451
Comprehensive income (loss)				145		29,298	(9)	29,289
Dividends ($0.07 per share)					(3,006)	(3,006)		(3,006)
Issuance of common stock under share-based plans, net	17,225	0	47			47		47
Share-based compensation expense			3,561			3,561		3,561
BALANCE NOVEMBER 3, 2018	43,222,445	$432	$143,754	$(16,624)	$638,191	$765,753	$1,332	$767,085

				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435
Net earnings (loss)					62,411	62,411	(338)	62,073
Foreign currency translation adjustment				(363)		(363)	(34)	(397)
Unrealized gain on derivative financial instruments, net of tax of $83				361		361		361
Pension and other postretirement benefits adjustments, net of tax of $448				1,285		1,285		1,285
Comprehensive income (loss)				1,283		63,694	(372)	63,322
Contributions by noncontrolling interests							1,500	1,500
Dividends ($0.21 per share)					(8,631)	(8,631)		(8,631)
Acquisition of treasury stock	(1,588,741)	(16)			(31,152)	(31,168)		(31,168)
Issuance of common stock under share-based plans, net	295,466	3	(2,608)			(2,605)		(2,605)
Cumulative-effect adjustment from adoption of ASC 842					(13,436)	(13,436)		(13,436)
Share-based compensation expense			8,933			8,933		8,933
BALANCE NOVEMBER 2, 2019	40,593,287	$406	$152,214	$(30,318)	$528,538	$650,840	$2,510	$653,350

BALANCE FEBRUARY 3, 2018	43,031,689	$430	$136,460	$(15,170)	$595,769	$717,489	$1,473	$718,962
Net earnings (loss)					70,011	70,011	(65)	69,946
Foreign currency translation adjustment				(1,045)		(1,045)	(76)	(1,121)
Unrealized loss on derivative financial instruments, net of tax of $436				(1,762)		(1,762)		(1,762)
Pension and other postretirement benefits adjustments, net of tax of $470				1,353		1,353		1,353
Comprehensive (loss) income				(1,454)		68,557	(141)	68,416
Dividends ($0.21 per share)					(9,059)	(9,059)		(9,059)
Acquisition of treasury stock	(100,000)	(1)			(3,287)	(3,288)		(3,288)
Issuance of common stock under share-based plans, net	290,756	3	(4,321)			(4,318)		(4,318)
Cumulative-effect adjustment from adoption of ASU 2016-16					(10,468)	(10,468)		(10,468)
Cumulative-effect adjustment from adoption of ASU 2014-09 (Topic 606)					(4,775)	(4,775)		(4,775)
Share-based compensation expense			11,615			11,615		11,615
BALANCE NOVEMBER 3, 2018	43,222,445	$432	$143,754	$(16,624)	$638,191	$765,753	$1,332	$767,085

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

Impact of Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet.  The FASB subsequently issued ASUs with improvements to the guidance, including ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method to adopt the new standard.  The Company adopted Accounting Standards Codification ("ASC") Topic 842 ("ASC 842") in the first quarter of 2019 using the modified retrospective approach and the optional transition method permitted by ASU 2018-11.  Upon adoption, the Company recorded an operating lease right-of-use asset of $729.2 million and lease liabilities of $791.7 million as of February 3, 2019.  In addition, a cumulative-effect adjustment to retained earnings of $13.4 million, net of $4.7 million in deferred taxes, was recorded upon adoption.  Prior period financial information in the consolidated financial statements has not been adjusted and is presented under the guidance in ASC 840, Leases.  The Company elected the package of practical expedients and the expedient to group lease and non-lease components as permitted within the ASU.  The hindsight practical expedient was not elected.  Refer to Note 10 to the condensed consolidated financial statements for additional information regarding ASC 842.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amended certain disclosure requirements that were redundant or outdated.  The rule expanded the disclosure requirements for the analysis of shareholders' equity for interim financial statements.  The Company adopted the rule during the fourth quarter of 2018 and applied the revised interim disclosure requirements beginning in the Form 10-Q for the first quarter of 2019.  In July 2019, the FASB issued ASU 2019-07, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.  ASU 2019-07 codifies SEC Release No. 33-10532 and was effective upon issuance.  The remaining elements of this ASU did not have a material impact on the Company's consolidated financial statements.

Impact of Prospective Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The ASU replaces today's "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The ASU's provisions will be applied as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which it is adopted.  As credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU in the first quarter of 2020 will not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The adoption of ASU 2018-13 is not expected to have a material impact on the Company's financial statement disclosures.

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

Acquisition of Blowfish, LLC

On July 6, 2018, the Company entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with Blowfish, LLC ("Blowfish", or "Blowfish Malibu"), pursuant to which the Company acquired a controlling interest in Blowfish.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula, as specified in the Purchase Agreement.  The aggregate purchase price is estimated to be $32.7 million, including approximately $13.7 million assigned to the mandatory purchase obligation, which will be paid upon settlement in 2021.  The remaining $19.0 million (or $16.8 million, net of $2.2 million of cash received) was funded with cash.  The estimate of the mandatory purchase obligation, which is recorded within other liabilities on the condensed consolidated balance sheets, was initially valued at $9.0 million on a discounted basis and is subject to remeasurement based on the earnings formula specified in the Purchase Agreement.  Accretion and remeasurement adjustments on the mandatory purchase obligation are being recorded as interest expense.  During the thirteen and thirty-nine weeks ended November 2, 2019, the Company recorded interest expense of $3.9 million and $4.4 million, respectively, for accretion and remeasurement adjustments.  The operating results of Blowfish Malibu since July 6, 2018 have been included in the Company's condensed consolidated financial statements within the Brand Portfolio segment, with the elimination of sales and profit for sales to the Famous Footwear segment reflected in the Eliminations and Other category.

Blowfish Malibu, which was founded in 2005, designs and sells women's and children's footwear that captures the fresh youthful spirit and casual living that is distinctively Southern California.  The footwear is marketed under the "Blowfish" and "Blowfish Malibu" tradenames.  The acquisition allows for continued expansion of the Company's overall business and provides additional exposure to the growing sneaker and casual lifestyle segment of the market.

The Company’s purchase price allocation contains uncertainties because it required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities.  A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions.  The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations.  Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements).  Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.  The purchase price allocation was completed during the first quarter of 2019.

During the thirteen weeks ended November 2, 2019, Blowfish Malibu contributed net sales of $13.5 million to the Brand Portfolio segment ($11.7 million on a consolidated basis, net of eliminations), and net income of $0.9 million on a consolidated basis. During the thirty-nine weeks ended November 2, 2019, Blowfish Malibu contributed net sales of $48.6 million to the Brand Portfolio segment ($42.1 million on a consolidated basis, net of eliminations), and net income of $4.7 million on a consolidated basis.  During the thirteen weeks ended November 3, 2018, Blowfish Malibu contributed net sales of $7.0 million to the Brand Portfolio ($6.4 million on a consolidated basis, net of eliminations), and a net loss of $0.5 million on a consolidated basis.  During the thirty-nine weeks ended November 3, 2018, Blowfish Malibu contributed net sales of $10.1 million ($8.9 million on a consolidated basis, net of eliminations), and a net loss of $0.9 million.  The net income or loss for the respective periods includes amortization expense on the acquired intangible assets.

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

The Brand Portfolio segment recognized $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) in incremental cost of goods sold in the thirty-nine weeks ended November 2, 2019 related to the amortization of the inventory fair value adjustment required for purchase accounting.   The fair value adjustment was fully amortized during the first quarter of 2019.

The Company incurred integration-related costs of $1.0 million ($0.7 million on an after-tax basis or $0.02 per diluted share) in the thirteen weeks ended November 2, 2019, which were recorded as a component of restructuring and other special charges, net within the Eliminations and Other category.  In the thirty-nine weeks ended November 2, 2019, the Company incurred integration-related costs of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share), which were recorded as a component of restructuring and other special charges, net.  Of the $1.9 million, $1.8 million is presented within the Eliminations and Other category and $0.1 million is presented in the Brand Portfolio segment.  During the thirteen and thirty-nine weeks ended November 3, 2018, the Company incurred acquisition and integration-related costs primarily for professional fees associated with the acquisition, totaling $4.1 million ($3.5 million on an after-tax basis, or $0.08 per diluted share), which is reflected within the Eliminations and Other category and is presented as restructuring and other special charges, net.

In the thirteen weeks ended November 2, 2019, Vionic contributed net sales of $38.8 million to the Brand Portfolio segment ($38.8 million on a consolidated basis, net of eliminations), and a net loss of $0.6 million.  In the thirty-nine weeks ended November 2, 2019, Vionic contributed net sales of $140.7 million to the Brand Portfolio segment ($138.8 million on a consolidated basis, net of eliminations), and net income of $1.3 million.  During the thirteen and thirty-nine weeks ended November 3, 2018, Vionic contributed net sales of $6.0 million to the Brand Portfolio segment ($5.8 million on a consolidated basis, net of eliminations), and a net loss of $1.2 million.  The net income or loss for the respective periods includes amortization expense on the acquired intangible assets but excludes the incremental interest expense associated with the transaction.

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

The Company’s purchase price allocation required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities.  A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions.  The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations.  Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements).  Unanticipated events or circumstances may occur, which could affect the accuracy of the Company’s fair value estimates, including assumptions regarding industry economic factors and business strategies.  A third-party valuation specialist assisted the Company with its preliminary fair value estimates for inventory and intangible assets other than goodwill.  The Company used all available information to make its best estimate of fair values at the acquisition date.  As of November 2, 2019, the purchase price allocation is complete.

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

Joint Venture With Brand Investment Holding

During the second quarter of 2019, the Company began operating a joint venture with Brand Investment Holding, a member of the Gemkell Group, to distribute Naturalizer and Sam Edelman branded footwear to greater China, including Hong Kong, Macau and Taiwan.  The Company owns a 50% interest in the joint venture, which is consolidated within the Company’s financial statements.  To date, net sales and operating results have been immaterial.  During the third quarter of 2019, the joint venture was funded with $3.0 million in capital contributions, including $1.5 million from the Company and $1.5 million from Brand Investment Holding.

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

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended November 2, 2019
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$401,943	$40,621	$—	$442,564
Landed wholesale-e-commerce/drop ship (1)	—	85,957	—	85,957
Landed wholesale - other	—	177,146	(14,071)	163,075
First-cost wholesale	—	16,124	—	16,124
First-cost wholesale - e-commerce (1)	—	354	—	354
E-commerce - Company websites (1)	44,489	36,692	—	81,181
Licensing and royalty	—	2,908	—	2,908
Other (2)	151	61	—	212
Net sales	$446,583	$359,863	$(14,071)	$792,375

	Thirteen Weeks Ended November 3, 2018
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$408,248	$43,186	$—	$451,434
Landed wholesale-e-commerce/drop ship (1)	—	66,698	—	66,698
Landed wholesale - other	—	175,509	(15,968)	159,541
First-cost wholesale	—	21,345	—	21,345
First-cost wholesale - e-commerce (1)	—	422	—	422
E-commerce - Company websites (1)	40,383	32,000	—	72,383
Licensing and royalty	—	3,810	—	3,810
Other (2)	134	62	—	196
Net sales	$448,765	$343,032	$(15,968)	$775,829

	Thirty-Nine Weeks Ended November 2, 2019
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$1,108,200	$115,819	$—	$1,224,019
Landed wholesale-e-commerce/drop ship (1)	—	212,927	—	212,927
Landed wholesale - other	—	549,321	(56,463)	492,858
First-cost wholesale	—	66,826	—	66,826
First-cost wholesale - e-commerce (1)	—	1,528	—	1,528
E-commerce - Company websites (1)	109,954	102,637	—	212,591
Licensing and royalty	—	11,234	—	11,234
Other (2)	435	196	—	631
Net sales	$1,218,589	$1,060,488	$(56,463)	$2,222,614

	Thirty-Nine Weeks Ended November 3, 2018
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$1,147,512	$129,557	$—	$1,277,069
Landed wholesale-e-commerce/drop ship (1)	—	160,617	—	160,617
Landed wholesale - other	—	479,173	(58,615)	420,558
First-cost wholesale	—	61,910	—	61,910
First-cost wholesale - e-commerce (1)	—	583	—	583
E-commerce - Company websites (1)	93,729	87,390	—	181,119
Licensing and royalty	—	12,104	—	12,104
Other (2)	407	216	—	623
Net sales	$1,241,648	$931,550	$(58,615)	$2,114,583

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

First-cost wholesale

First-cost sales are wholesale sales in which the Company purchases merchandise from an international factory that manufactures the product and subsequently sells to a customer at an overseas port.  Revenue is recognized at the time the merchandise is delivered to the customer’s designated freight forwarder and control is transferred to the customer.

E-commerce

The Company also generates revenue from sales on websites maintained by the Company that are shipped from the Company's distribution centers or retail stores directly to the consumer, picked up directly by the consumer from the Company's stores and e-commerce sales from the Company's wholesale customers' websites that are fulfilled on a drop-ship or first-cost basis (collectively referred to as "e-commerce").  The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	November 2, 2019	November 3, 2018	February 2, 2019
Customer allowances and discounts	$25,762	$23,835	$25,090
Loyalty programs liability	17,274	16,299	14,637
Returns reserve	15,040	15,373	13,841
Gift card liability	4,794	4,169	5,426

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented.  In addition, during the thirty-nine weeks ended November 2, 2019, the loyalty programs liability increased $24.2 million due to points and material rights accrued for purchases and decreased $21.6 million due to expirations and redemptions.  During the thirty-nine weeks ended November 3, 2018, the loyalty programs liability increased $13.8 million due to purchases and $6.4 million due to the adoption of Topic 606 and decreased $12.0 million due to expirations and redemptions.

Note 5	Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
NUMERATOR
Net earnings	$27,761	$29,155	$62,073	$69,946
Net loss (earnings) attributable to noncontrolling interests	226	(2)	338	65
Net earnings allocated to participating securities	(946)	(800)	(2,042)	(1,950)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$27,041	$28,353	$60,369	$68,061

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	39,258	41,999	39,983	41,958
Dilutive effect of share-based awards	55	107	57	116
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	39,313	42,106	40,040	42,074

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.69	$0.68	$1.51	$1.62

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.69	$0.67	$1.51	$1.62

Options to purchase 16,667 shares of common stock for the thirteen and thirty-nine weeks ended November 2, 2019 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive. There were no options to purchase shares excluded from the denominator for the thirteen and thirty-nine weeks ended November 3, 2018.

During the thirteen weeks ended November 2, 2019 and November 3, 2018, the Company repurchased 58,263 and zero shares, respectively, under the 2011 and 2018 publicly announced share repurchase programs, each of which permits repurchases of up to 2.5 million shares. The Company repurchased 1,588,741 and 100,000 shares during the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.  As of November 2, 2019, the Company has repurchased a total of 4.3 million shares under the publicly announced share repurchase programs at an aggregate purchase price of $109.0 million.

Note 6	Restructuring and Other Initiatives

Vionic Acquisition and Integration-Related Costs

During the thirteen weeks ended November 2, 2019, the Company incurred integration-related costs associated with the acquisition of Vionic, primarily for severance, totaling $1.0 million ($0.7 million on an after-tax basis, or $0.02 per diluted share). The costs are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings within the Eliminations and Other category.  During the thirty-nine weeks ended November 2, 2019, the Company incurred integration-related costs, primarily for severance, totaling $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share).  Of the $1.9 million in costs, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings, $1.8 million is reflected within the Eliminations and Other category and $0.1 million is included in the Brand Portfolio segment. During the thirteen and thirty-nine weeks ended November 3, 2018, the Company incurred acquisition and integration-related costs associated with Vionic, primarily for professional fees, totaling $4.1 million ($3.5 million on an after-tax basis, or $0.08 per diluted share), which are reflected within the Eliminations and Other category and is presented as restructuring and other special charges, net in the condensed consolidated statements of earnings.  As of November 2, 2019 and  November 3, 2018 restructuring reserves of $1.1 million and $1.8 million, respectively, were included in other accrued expenses on the condensed consolidated balance sheets.  Refer to further discussion of the acquisition in Note 3 to the condensed consolidated financial statements.

Blowfish Malibu Acquisition and Integration-Related Costs

The Company incurred acquisition costs associated with the acquisition of Blowfish Malibu of $0.1 million ($0.1 million on an after-tax basis) and $0.3 million ($0.2 million on an after-tax basis, or $0.01 per diluted share) during the thirteen and thirty-nine weeks ended November 3, 2018, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings and reflected within the Eliminations and Other category.  There were no acquisition or integration-related costs associated with Blowfish during the thirteen or thirty-nine weeks ended November 2, 2019.  Refer to further discussion of the acquisition of Blowfish Malibu in Note 3 to the condensed consolidated financial statements.

Carlos Brand Exit

The Company's license agreement to sell Carlos by Carlos Santana footwear expired in December 2018.  In connection with the decision to exit the Carlos brand, the Company incurred restructuring-related costs of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) during the thirty-nine weeks ended November 2, 2019.  Of these charges included in the Brand Portfolio segment, $1.3 million ($1.0 million on an after-tax basis or $0.02 per diluted share) primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings and the remaining $0.6 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) for severance and other related costs is presented in restructuring and other special charges.  There were no corresponding costs in the thirteen weeks ended November 2, 2019 or the thirty-nine weeks ended November 3, 2018.

Integration and Reorganization of Men's Brands

During the thirteen and thirty-nine weeks ended November 3, 2018, the Company incurred integration and reorganization costs, primarily for severance and professional fees, related to the men's business totaling $1.2 million ($0.9 million on an after-tax basis, or $0.02 per diluted share) and $4.8 million ($3.6 million on an after-tax basis, or $0.08 per diluted share), respectively.  Of the $1.2 million in costs presented as restructuring and other special charges, net in the condensed consolidated statements of earnings for the thirteen weeks ended November 3, 2018, $1.1 million was reflected within the Brand Portfolio segment and $0.1 million was reflected within the Eliminations and Other category.  Of the $4.8 million in costs for the thirty-nine weeks ended November 3, 2018, $4.4 million was reflected within the Brand Portfolio segment and $0.4 million was reflected within the Eliminations and Other category.  There were no integration and reorganization costs related to the men's business in the thirteen and thirty-nine weeks ended November 2, 2019.

Note 7	Business Segment Information

During the first quarter of 2019, the Company changed its segment presentation to disclose net sales of the Brand Portfolio segment inclusive of both external and intersegment sales, with the elimination of intersegment sales and profit from Brand Portfolio to Famous Footwear reflected within the Eliminations and Other category.  This presentation reflects the independent business models of both Brand Portfolio and Famous Footwear, as well as growth in intersegment activity driven by recent acquisitions.  Following is a summary of certain key financial measures for the Company’s business segments for the periods ended November 2, 2019 and November 3, 2018:

($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total
Thirteen Weeks Ended November 2, 2019
Net sales	$446,583	$359,863	$(14,071)	$792,375
Intersegment sales (1)	—	14,071	—	14,071
Operating earnings (loss)	27,681	19,398	(3,608)	43,471
Segment assets	973,272	1,360,445	137,493	2,471,210

Thirteen Weeks Ended November 3, 2018
Net sales	$448,765	$343,032	$(15,968)	$775,829
Intersegment sales (1)	—	15,968	—	15,968
Operating earnings (loss)	24,414	25,114	(9,780)	39,748
Segment assets	548,609	1,272,576	187,217	2,008,402

Thirty-Nine Weeks Ended November 2, 2019
Net sales	$1,218,589	$1,060,488	$(56,463)	$2,222,614
Intersegment sales (1)	—	56,463	—	56,463
Operating earnings (loss)	70,036	46,225	(18,117)	98,144

Thirty-Nine Weeks Ended November 3, 2018
Net sales	$1,241,648	$931,550	$(58,615)	$2,114,583
Intersegment sales (1)	—	58,615	—	58,615
Operating earnings (loss)	79,511	52,650	(37,323)	94,838

(1) Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Operating earnings	$43,471	$39,748	$98,144	$94,838
Interest expense, net	(10,559)	(4,210)	(25,288)	(11,495)
Other income, net	2,633	3,085	7,902	9,254
Earnings before income taxes	$35,545	$38,623	$80,758	$92,597

Note 8	Inventories

The Company's net inventory balance was comprised of the following:

($ thousands)	November 2, 2019	November 3, 2018	February 2, 2019
Raw materials	$19,005	$18,002	$19,128
Work-in-process	422	496	745
Finished goods	625,219	679,767	663,298
Inventories, net	$644,646	$698,265	$683,171

Note 9	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	November 2, 2019	November 3, 2018	February 2, 2019
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	388,288	448,288	388,288
Total intangible assets	391,088	451,088	391,088
Accumulated amortization	(93,518)	(80,581)	(83,722)
Total intangible assets, net	297,570	370,507	307,366
Goodwill
Brand Portfolio	245,275	283,345	242,531
Total goodwill	245,275	283,345	242,531
Goodwill and intangible assets, net	$542,845	$653,852	$549,897

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

The Company's intangible assets as of November 2, 2019, November 3, 2018 and February 2, 2019 were as follows:

($ thousands)		November 2, 2019
	Estimated Useful Lives	Cost Basis	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$288,788	$89,360	$199,428
Trademarks	Indefinite	58,100	—	58,100
Customer relationships	15-16 years	44,200	4,158	40,042
		$391,088	$93,518	$297,570

		November 3, 2018
	Estimated Useful Lives	Cost Basis	Accumulated Amortization	Net Carrying Value
Trademarks	15-40 years	$288,788	$79,686	$209,102
Trademarks	Indefinite	118,100	—	118,100
Customer relationships	15-20 years	44,200	895	43,305
		$451,088	$80,581	$370,507

		February 2, 2019
	Estimated Useful Lives	Cost Basis	Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15-40 years	$288,788	$81,961	$—	$206,827
Trademarks	Indefinite	118,100	—	60,000	58,100
Customer relationships	15-16 years	44,200	1,761	—	42,439
		$451,088	$83,722	$60,000	$307,366

Amortization expense related to intangible assets was $3.3 million and $1.8 million for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively, and $9.8 million and $3.9 million for the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively. The Company estimates that amortization expense related to intangible assets will be approximately $13.1 million in 2019, $12.8 million in 2020, $12.7 million in 2021, $12.5 million in 2022 and $12.2 million in 2023.

As a result of its annual goodwill impairment testing in the fourth quarter of 2018, the Company determined that the carrying value of the Allen Edmonds reporting unit exceeded its fair value and recorded $38.0 million in impairment charges. The Company recorded no goodwill impairment charges in the thirteen or thirty-nine weeks ended November 2, 2019.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The indefinite-lived intangible asset impairment review in the fourth quarter of 2018 resulted in $60.0 million in impairment charges associated with the Allen Edmonds trademark.  The Company recorded no impairment charges in the thirteen or thirty-nine weeks ended November 2, 2019.

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

The following is a summary of lease assets and liabilities on the condensed consolidated balance sheet at November 2, 2019:

($ thousands)	November 2, 2019
Lease Classification
Lease right-of-use assets	$704,244
Current lease obligations	(144,501)
Noncurrent lease obligations	(629,731)
Net balance sheet impact	$(69,988)

The weighted-average lease term and discount rate as of November 2, 2019 were as follows:

November 2, 2019
Weighted-average remaining lease term (in years)	6.8
Weighted-average discount rate	4.1%

During the thirty-nine weeks ended November 2, 2019, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $124.7 million on the condensed consolidated balance sheets.  As of November 2, 2019, the Company has entered into lease commitments for four retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for all four new retail locations will begin in the next fiscal year. Upon commencement, right-of-use assets and lease liabilities of approximately $4.6 million will be recorded on the condensed consolidated balance sheets.

The components of lease expense for the thirteen and thirty-nine weeks ended November 2, 2019 were as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
($ thousands)	November 2, 2019	November 2, 2019
Operating lease expense	$47,068	$139,380
Variable lease expense	11,794	35,277
Short-term lease expense	577	2,654
Sublease income	(73)	(220)
Total lease expense	$59,366	$177,091

Future minimum rent payments under noncancelable leases with an initial term of one year or more at  November 2, 2019 were as follows:

($ thousands)
Remainder of 2019	$48,312
2020	173,074
2021	146,124
2022	121,234
2023	101,674
2024	79,038
Thereafter	174,913
Total minimum lease payments (1)	$844,369
Less imputed interest	(70,137)
Present value of lease obligations	$774,232

(1) Minimum lease payments have not been reduced by minimum sublease rental income of $0.2 million due in the future under noncancelable sublease agreements.

Supplemental cash flow information related to leases is as follows:

Thirty-Nine Weeks Ended
($ thousands)	November 2, 2019
Cash paid for lease liabilities	$136,497
Cash received from sublease income	220

Note 11	Long-term and Short-term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $40.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of November 2, 2019.

At November 2, 2019, the Company had $295.0 million borrowings outstanding and $10.5 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $194.5 million at November 2, 2019.

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

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of November 2, 2019, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

Note 12	Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended November 2, 2019 and November 3, 2018:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance at August 3, 2019	$(896)	$(30,199)	$(310)	$(31,405)
Other comprehensive income before reclassifications	595	—	66	661
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	578	(4)	574
Tax (benefit) provision	—	(149)	1	(148)
Net reclassifications	—	429	(3)	426
Other comprehensive income	595	429	63	1,087
Balance at November 2, 2019	$(301)	$(29,770)	$(247)	$(30,318)

Balance at August 4, 2018	$176	$(16,270)	$(675)	$(16,769)
Other comprehensive income (loss) before reclassifications	14	—	(415)	(401)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	607	120	727
Tax benefit	—	(156)	(25)	(181)
Net reclassifications	—	451	95	546
Other comprehensive income (loss)	14	451	(320)	145
Balance at November 3, 2018	$190	$(15,819)	$(995)	$(16,624)

Balance at February 2, 2019	$62	$(31,055)	$(608)	$(31,601)
Other comprehensive (loss) income before reclassifications	(363)	—	160	(203)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,733	254	1,987
Tax benefit	—	(448)	(53)	(501)
Net reclassifications	—	1,285	201	1,486
Other comprehensive (loss) income	(363)	1,285	361	1,283
Balance at November 2, 2019	$(301)	$(29,770)	$(247)	$(30,318)

Balance at February 3, 2018	$1,235	$(17,172)	$767	$(15,170)
Other comprehensive loss before reclassifications	(1,045)	—	(1,648)	(2,693)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,823	(147)	1,676
Tax (benefit) provision	—	(470)	33	(437)
Net reclassifications	—	1,353	(114)	1,239
Other comprehensive (loss) income	(1,045)	1,353	(1,762)	(1,454)
Balance at November 3, 2018	$190	$(15,819)	$(995)	$(16,624)

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

The Company recognized share-based compensation expense of $2.4 million and $3.6 million during the thirteen weeks and $8.9 million and $11.6 million during the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively.

The Company had net (repurchases) issuances of (69,377) and 17,225 shares of common stock during the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the thirty-nine weeks ended November 2, 2019 and November 3, 2018, the Company issued 295,466 and 290,756 shares of common stock, respectively, related to these share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 2, 2019			November 3, 2018
	Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value		Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value
August 3, 2019	1,433,470	$27.09	August 4, 2018	1,205,898	$29.04
Granted	11,000	22.44	Granted	45,000	33.52
Forfeited	(78,000)	30.75	Forfeited	(27,650)	29.24
Vested	(10,000)	32.85	Vested	—	—
November 2, 2019	1,356,470	$26.80	November 3, 2018	1,223,248	$29.20

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	November 2, 2019			November 3, 2018
	Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value		Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value
February 2, 2019	1,249,223	$29.17	February 3, 2018	1,174,801	$27.92
Granted	461,234	22.94	Granted	378,833	32.24
Forfeited	(135,425)	29.91	Forfeited	(44,950)	28.69
Vested	(218,562)	30.25	Vested	(285,436)	28.06
November 2, 2019	1,356,470	$26.80	November 3, 2018	1,223,248	$29.20

All of the restricted shares granted during the thirteen weeks ended November 2, 2019, have a graded-vesting term of three years.  Of the 461,234 restricted shares granted during the thirty-nine weeks ended November 2, 2019, 12,914 shares have a cliff-vesting term of one year and 448,320 shares have a graded-vesting term of three years.  All of the restricted shares granted during the thirteen weeks ended November 3, 2018, have a graded-vesting term of three years.  Of the 378,833 restricted shares granted during the thirty-nine weeks ended November 3, 2018, 3,642 shares have a cliff-vesting term of one year, 9,500 shares have a cliff-vesting term of four years, and 365,691 shares have a graded-vesting term of three years.

Performance Share Awards

During the thirteen weeks ended November 2, 2019 and November 3, 2018, the Company granted no performance share awards.  During the thirty-nine weeks ended November 2, 2019 and November 3, 2018, the Company granted performance share awards for a targeted 180,000 and 155,000 shares, respectively, with a weighted-average grant date fair value of $23.42 and $31.84, respectively.  Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

Stock Options
The following table summarizes stock option activity for the periods ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 2, 2019			November 3, 2018
	Total Number of Stock Options	Weighted- Average Grant Date Fair Value		Total Number of Stock Options	Weighted- Average Grant Date Fair Value
August 3, 2019	39,667	$8.84	August 4, 2018	44,667	$8.32
Granted	—	—	Granted	—	—
Exercised	(2,000)	4.64	Exercised	—	—
Forfeited	—	—	Forfeited	—	—
Expired	—	—	Expired	—	—
November 2, 2019	37,667	$9.06	November 3, 2018	44,667	$8.32

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	November 2, 2019			November 3, 2018
	Total Number of Stock Options	Weighted- Average Grant Date Fair Value		Total Number of Stock Options	Weighted- Average Grant Date Fair Value
February 2, 2019	42,667	$8.64	February 3, 2018	81,042	$6.28
Granted	—	—	Granted	—	—
Exercised	(3,000)	6.00	Exercised	(32,375)	3.52
Forfeited	(2,000)	4.57	Forfeited	—	—
Expired	—	—	Expired	(4,000)	5.80
November 2, 2019	37,667	$9.06	November 3, 2018	44,667	$8.32

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  The Company granted 1,350 and 780 RSUs to non-employee directors for dividend equivalents, during the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively, with weighted-average grant date fair values of $23.27 and $35.66, respectively.  The Company granted 55,679 and 38,728 RSUs to non-employee directors, including 4,023 and 2,308 RSUs for dividend equivalents, during the thirty-nine weeks ended November 2, 2019 and November 3, 2018, respectively, with weighted-average grant date fair values of $19.59 and $34.33, respectively.

Note 14	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Service cost	$1,805	$2,240	$—	$—
Interest cost	3,707	3,546	15	15
Expected return on assets	(6,933)	(7,253)	—	—
Amortization of:
Actuarial loss (gain)	977	1,030	(27)	(31)
Prior service income	(372)	(392)	—	—
Total net periodic benefit income	$(816)	$(829)	$(12)	$(16)

	Pension Benefits		Other Postretirement Benefits
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Service cost	$5,414	$6,717	$—	$—
Interest cost	11,112	10,636	45	44
Expected return on assets	(20,792)	(21,757)	—	—
Amortization of:
Actuarial loss (gain)	2,929	3,092	(81)	(93)
Prior service income	(1,115)	(1,176)	—	—
Total net periodic benefit income	$(2,452)	$(2,488)	$(36)	$(49)

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

As of November 2, 2019, November 3, 2018 and February 2, 2019, the Company had forward contracts maturing at various dates through May 2020, November 2019, and January 2020, respectively. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	November 2, 2019	November 3, 2018	February 2, 2019
Financial Instruments
Euro	$3,235	$13,480	$13,383
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	5,763	13,877	15,196
Chinese yuan	2,905	6,570	4,507
New Taiwanese dollars	—	530	461
Other currencies	139	388	382
Total financial instruments	$12,042	$34,845	$33,929

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of November 2, 2019, November 3, 2018 and February 2, 2019 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
November 2, 2019	Prepaid expenses and other current assets	17	Other accrued expenses	325
November 3, 2018	Prepaid expenses and other current assets	203	Other accrued expenses	1,414
February 2, 2019	Prepaid expenses and other current assets	159	Other accrued expenses	745

For the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 2, 2019		November 3, 2018
Foreign Exchange Forward Contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCL on Derivatives	Gain Reclassified from Accumulated OCL into Earnings	Loss Recognized in OCL on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings

Net sales	$69	$2	$(78)	$—
Cost of goods sold	38	—	(286)	26
Selling and administrative expenses	(33)	2	(152)	(146)

	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2019		November 3, 2018
Foreign Exchange Forward Contracts: Income Statement Classification (Losses) Gains - Realized	(Loss) Gain Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings	Loss Recognized in OCL on Derivatives	(Loss) Gain Reclassified from Accumulated OCL into Earnings

Net sales	$(51)	$(3)	$(120)	$(4)
Cost of goods sold	390	(38)	(970)	(37)
Selling and administrative expenses	(147)	(213)	(955)	188

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018.  The fair value of the mandatory purchase obligation is based on the earnings formula specified in the Purchase Agreement (Level 3).  Accretion of the mandatory purchase obligation and any fair value adjustments are recorded as interest expense.  During the thirteen and thirty-nine weeks ended November 2, 2019, the Company recorded accretion and remeasurement adjustments of $3.9 million and $4.4 million, respectively.  An immaterial amount of accretion was recorded during the thirteen and thirty-nine weeks ended November 3, 2018.  The earnings projections and discount rate utilized in the estimate of the fair value of the mandatory purchase obligation require management judgment and are the assumptions to which the fair value calculation is the most sensitive.  Refer to further discussion of the mandatory purchase obligation in Note 3 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 2, 2019, November 3, 2018 and February 2, 2019. The Company did not have any transfers between Level 1, Level 2 or Level 3 during the thirty-nine weeks ended November 2, 2019 or November 3, 2018.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
November 2, 2019:
Non-qualified deferred compensation plan assets	$8,117	$8,117	$—	$—
Non-qualified deferred compensation plan liabilities	(8,117)	(8,117)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,879)	(1,879)	—	—
Restricted stock units for non-employee directors	(3,282)	(3,282)	—	—
Derivative financial instruments, net	(308)	—	(308)	—
Mandatory purchase obligation - Blowfish Malibu	(13,655)	—	—	(13,655)
November 3, 2018:
Cash equivalents – money market funds	$56,668	$56,668	$—	$—
Non-qualified deferred compensation plan assets	7,723	7,223	—	—
Non-qualified deferred compensation plan liabilities	(7,723)	(7,223)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,772)	(2,772)	—	—
Restricted stock units for non-employee directors	(5,395)	(5,395)	—	—
Derivative financial instruments, net	(1,211)	—	(1,211)	—
Mandatory purchase obligation - Blowfish Malibu	(9,138)	—	—	(9,138)
February 2, 2019:
Cash equivalents – money market funds	$4,582	$4,582	$—	$—
Non-qualified deferred compensation plan assets	7,270	7,270	—	—
Non-qualified deferred compensation plan liabilities	(7,270)	(7,270)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,364)	(2,364)	—	—
Restricted stock units for non-employee directors	(4,419)	(4,419)	—	—
Derivative financial instruments, net	(586)	—	(586)	—
Mandatory purchase obligation - Blowfish Malibu	(9,245)	—	—	(9,245)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $658.1 million and $102.8 million at November 2, 2019 and November 3, 2018, respectively, were assessed for indicators of impairment and written down to their fair value.  This assessment resulted in the following impairment charges, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company's retail stores, which were included in selling and administrative expenses for the respective periods.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Impairment Charges
Famous Footwear	$769	$150	$1,509	$450
Brand Portfolio	1,382	957	3,596	1,590
Total impairment charges	$2,151	$1,107	$5,105	$2,040

Adoption of ASC 842 has resulted in higher impairment charges for under-performing retail stores as a direct result of including the right-of use-asset in the asset group that is evaluated for impairment.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	November 2, 2019		November 3, 2018		February 2, 2019
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value(1)	Value	Value(1)	Value	Value(1)	Value
Borrowings under revolving credit agreement	$295,000	$295,000	$350,000	$350,000	$335,000	$335,000
Long-term debt	200,000	206,200	200,000	203,500	200,000	205,500
Total debt	$495,000	$501,200	$550,000	$553,500	$535,000	$540,500

(1) Excludes unamortized debt issuance costs and debt discount

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 17	Income Taxes

The Company’s consolidated effective tax rates were 21.9% and 24.5% for the thirteen weeks ended November 2, 2019 and November 3, 2018, respectively.  During the thirteen weeks ended November 2, 2019 and November 3, 2018, the Company recognized an immaterial amount of discrete tax benefits.

For the thirty-nine weeks ended November 2, 2019 and November 3, 2018, the Company's consolidated effective tax rates were 23.1% and 24.5%, respectively.  The Company's effective tax rate was impacted by discrete tax benefits of $0.7 million for the thirty-nine weeks ended November 3, 2018, reflecting greater deductibility of certain 2017 expenses than originally estimated and share-based compensation.  If these discrete taxes had not been recognized during the thirty-nine weeks ended November 3, 2018, the Company's effective tax rate would have been 25.4%.

As of  November 2, 2019, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.  Due to the complexity of the hypothetical calculation, it is not practicable to estimate the amount of the deferred tax liability associated with these unremitted foreign earnings.

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

The cumulative expenditures for both on-site and off-site remediation through November 2, 2019 were $30.9 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at November 2, 2019 is $9.7 million, of which $9.0 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses.  Of the total $9.7 million reserve, $5.1 million is for off-site remediation and $4.6 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $14.0 million as of November 2, 2019.  The Company expects to spend approximately $0.5 million in 2019, $0.1 million in each of the following four years and $13.1 million in the aggregate thereafter related to the on-site remediation.

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
November 2, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$2,487	$20,040	$29,975	$—	$52,502
Receivables, net	108,118	30,427	17,708	—	156,253
Inventories, net	133,258	476,687	34,701	—	644,646
Prepaid expenses and other current assets	28,534	14,494	5,217	—	48,245
Intercompany receivable – current	144	96	10,611	(10,851)	—
Total current assets	272,541	541,744	98,212	(10,851)	901,646
Other assets	79,868	11,131	1,215	—	92,214
Goodwill and intangible assets, net	107,217	328,562	107,066	—	542,845
Lease right-of-use assets	123,490	548,639	32,115	—	704,244
Property and equipment, net	76,550	143,402	10,309	—	230,261
Investment in subsidiaries	1,560,733	—	(25,950)	(1,534,783)	—
Intercompany receivable – noncurrent	602,934	640,835	800,327	(2,044,096)	—
Total assets	$2,823,333	$2,214,313	$1,023,294	$(3,589,730)	$2,471,210

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$295,000	$—	$—	$—	$295,000
Trade accounts payable	115,407	128,490	31,802	—	275,699
Lease obligations	11,450	126,438	6,613	—	144,501
Other accrued expenses	65,810	91,013	22,207	—	179,030
Intercompany payable – current	5,343	—	5,508	(10,851)	—
Total current liabilities	493,010	345,941	66,130	(10,851)	894,230
Other liabilities
Noncurrent lease obligations	126,347	472,579	30,805	—	629,731
Long-term debt	198,276	—	—	—	198,276
Other liabilities	92,293	2,399	931	—	95,623
Intercompany payable – noncurrent	1,262,567	114,458	667,071	(2,044,096)	—
Total other liabilities	1,679,483	589,436	698,807	(2,044,096)	923,630
Equity
Caleres, Inc. shareholders’ equity	650,840	1,278,936	255,847	(1,534,783)	650,840
Noncontrolling interests	—	—	2,510	—	2,510
Total equity	650,840	1,278,936	258,357	(1,534,783)	653,350
Total liabilities and equity	$2,823,333	$2,214,313	$1,023,294	$(3,589,730)	$2,471,210

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE thirteen weeks ended November 2, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$223,640	$563,398	$59,062	$(53,725)	$792,375
Cost of goods sold	148,245	340,009	30,127	(45,776)	472,605
Gross profit	75,395	223,389	28,935	(7,949)	319,770
Selling and administrative expenses	61,728	204,612	16,939	(7,949)	275,330
Restructuring and other special charges, net	969	-	-	-	969
Operating (loss) earnings	12,698	18,777	11,996	-	43,471
Interest (expense) income	(10,564)	(25)	30	-	(10,559)
Other income (expense)	2,653	-	(20)	-	2,633
Intercompany interest income (expense)	2,660	(2,709)	49	-	-
(Loss) earnings before income taxes	7,447	16,043	12,055	-	35,545
Income tax benefit (provision)	(2,776)	(3,651)	(1,357)	-	(7,784)
Equity in earnings (loss) of subsidiaries, net of tax	23,316	-	(488)	(22,828)	-
Net earnings	27,987	12,392	10,210	(22,828)	27,761
Less: Net loss attributable to noncontrolling interests	-	-	(226)	-	(226)
Net earnings attributable to Caleres, Inc.	$27,987	$12,392	$10,436	$(22,828)	$27,987

Comprehensive income	$29,074	$12,445	$10,718	$(23,402)	$28,835
Less: Comprehensive loss attributable to noncontrolling interests	-	-	(239)	-	(239)
Comprehensive income attributable to Caleres, Inc.	$29,074	$12,445	$10,957	$(23,402)	$29,074

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE thirty-nine weeks ended November 2, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$623,292	$1,584,601	$194,233	$(179,512)	$2,222,614
Cost of goods sold	426,872	940,140	101,464	(151,412)	1,317,064
Gross profit	196,420	644,461	92,769	(28,100)	905,550
Selling and administrative expenses	181,662	600,020	51,390	(28,100)	804,972
Restructuring and other special charges, net	2,434	—	—	—	2,434
Operating earnings	12,324	44,441	41,379	—	98,144
Interest (expense) income	(25,294)	(77)	83	—	(25,288)
Other income (expense)	7,960	—	(58)	—	7,902
Intercompany interest income (expense)	8,231	(8,292)	61	—	-
Earnings before income taxes	3,221	36,072	41,465	—	80,758
Income tax provision	(3,159)	(9,393)	(6,133)	—	(18,685)
Equity in earnings (loss) of subsidiaries, net of tax	62,349	—	(1,111)	(61,238)	-
Net earnings	62,411	26,679	34,221	(61,238)	62,073
Less: Net loss attributable to noncontrolling interests	—	—	(338)	—	(338)
Net earnings attributable to Caleres, Inc.	$62,411	$26,679	$34,559	$(61,238)	$62,411

Comprehensive income	$63,694	$26,641	$33,772	$(60,785)	$63,322
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(372)	—	(372)
Comprehensive income attributable to Caleres, Inc.	$63,694	$26,641	$34,144	$(60,785)	$63,694

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE thirty-nine weeks ended November 2, 2019

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$15,776	$79,884	$50,077	$—	$145,737

Investing activities
Purchases of property and equipment	(20,965)	(14,365)	(2,024)	—	(37,354)
Disposals of property and equipment	636	—	—	—	636
Capitalized software	(4,696)	(197)	—	—	(4,893)
Intercompany investing	(337)	337	—	—	—
Net cash used for investing activities	(25,362)	(14,225)	(2,024)	—	(41,611)

Financing activities
Borrowings under revolving credit agreement	237,000	—	—	—	237,000
Repayments under revolving credit agreement	(277,000)	—	—	—	(277,000)
Dividends paid	(8,631)	—	—	—	(8,631)
Acquisition of treasury stock	(31,168)	—	—	—	(31,168)
Issuance of common stock under share-based plans, net	(2,605)	—	—	—	(2,605)
Contributions by noncontrolling interests			1,500		1,500
Other	(84)	(938)	—	—	(1,022)
Intercompany financing	94,559	(53,829)	(40,730)	—	—
Net cash used for financing activities	12,071	(54,767)	(39,230)	—	(81,926)
Effect of exchange rate changes on cash and cash equivalents	—	—	102	—	102
Increase in cash and cash equivalents	2,485	10,892	8,925	—	22,302
Cash and cash equivalents at beginning of period	2	9,148	21,050	—	30,200
Cash and cash equivalents at end of period	$2,487	$20,040	$29,975	$—	$52,502

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
November 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$4,012	$11,817	$74,662	$—	$90,491
Receivables, net	145,363	30,040	16,843	—	192,246
Inventories, net	154,706	513,448	30,111	—	698,265
Prepaid expenses and other current assets	34,621	33,869	6,020	(11,344)	63,166
Intercompany receivable – current	291	137	8,038	(8,466)	—
Total current assets	338,993	589,311	135,674	(19,810)	1,044,168
Other assets	78,640	12,330	1,309	—	92,279
Goodwill and intangible assets, net	109,441	335,419	208,992	—	653,852
Property and equipment, net	43,761	163,019	11,323	—	218,103
Investment in subsidiaries	1,576,825	—	(24,821)	(1,552,004)	—
Intercompany receivable – noncurrent	583,048	560,563	745,589	(1,889,200)	—
Total assets	$2,730,708	$1,660,642	$1,078,066	$(3,461,014)	$2,008,402

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$350,000	$—	$—	$—	$350,000
Trade accounts payable	141,012	151,127	25,360	—	317,499
Other accrued expenses	85,253	111,490	24,080	(11,344)	209,479
Intercompany payable – current	3,363	—	5,103	(8,466)	—
Total current liabilities	579,628	262,617	54,543	(19,810)	876,978
Other liabilities
Long-term debt	197,817	—	—	—	197,817
Other liabilities	119,291	42,185	5,046	—	166,522
Intercompany payable – noncurrent	1,068,219	95,440	725,541	(1,889,200)	—
Total other liabilities	1,385,327	137,625	730,587	(1,889,200)	364,339
Equity
Caleres, Inc. shareholders’ equity	765,753	1,260,400	291,604	(1,552,004)	765,753
Noncontrolling interests	—	—	1,332	—	1,332
Total equity	765,753	1,260,400	292,936	(1,552,004)	767,085
Total liabilities and equity	$2,730,708	$1,660,642	$1,078,066	$(3,461,014)	$2,008,402

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE thirteen weeks ended November 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$240,295	$540,379	$62,672	$(67,517)	$775,829
Cost of goods sold	163,609	325,966	32,262	(56,618)	465,219
Gross profit	76,686	214,413	30,410	(10,899)	310,610
Selling and administrative expenses	64,766	195,318	16,337	(10,899)	265,522
Restructuring and other special charges, net	4,831	509	—	—	5,340
Operating earnings	7,089	18,586	14,073	—	39,748
Interest (expense) income	(4,484)	—	274	—	(4,210)
Other income (expense)	3,101	—	(16)	—	3,085
Intercompany interest income (expense)	2,976	(2,951)	(25)	—	—
Earnings before income taxes	8,682	15,635	14,306	—	38,623
Income tax provision	(3,012)	(4,122)	(2,334)	—	(9,468)
Equity in earnings (loss) of subsidiaries, net of tax	23,483	—	(662)	(22,821)	—
Net earnings	29,153	11,513	11,310	(22,821)	29,155
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
Net earnings attributable to Caleres, Inc.	$29,153	$11,513	$11,308	$(22,821)	$29,153

Comprehensive income	$29,309	$11,451	$11,362	$(22,822)	$29,300
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(9)	—	(9)
Comprehensive income attributable to Caleres, Inc.	$29,309	$11,451	$11,371	$(22,822)	$29,309

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE thirty-nine weeks ended November 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$651,807	$1,487,877	$164,829	$(189,930)	$2,114,583
Cost of goods sold	448,832	862,345	83,538	(158,765)	1,235,950
Gross profit	202,975	625,532	81,291	(31,165)	878,633
Selling and administrative expenses	204,696	558,714	42,310	(31,165)	774,555
Restructuring and other special charges, net	5,679	3,561	—	—	9,240
Operating (loss) earnings	(7,400)	63,257	38,981	—	94,838
Interest (expense) income	(12,108)	(25)	638	—	(11,495)
Other income (expense)	9,305	—	(51)	—	9,254
Intercompany interest income (expense)	8,617	(8,650)	33	—	—
(Loss) earnings before income taxes	(1,586)	54,582	39,601	—	92,597
Income tax provision	(2,065)	(14,257)	(6,329)	—	(22,651)
Equity in earnings (loss) of subsidiaries, net of tax	73,662	—	(1,256)	(72,406)	—
Net earnings	70,011	40,325	32,016	(72,406)	69,946
Less: Net loss attributable to noncontrolling interests	—	—	(65)	—	(65)
Net earnings attributable to Caleres, Inc.	$70,011	$40,325	$32,081	$(72,406)	$70,011

Comprehensive income	$68,633	$40,235	$31,824	$(72,200)	$68,492
Less: Comprehensive loss attributable to noncontrolling interests	—	—	(141)	—	(141)
Comprehensive income attributable to Caleres, Inc.	$68,633	$40,235	$31,965	$(72,200)	$68,633

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE thirty-nine weeks ended November 3, 2018
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash provided by operating activities	$2,739	$76,601	$15,070	$—	$94,410

Investing activities
Purchases of property and equipment	(14,094)	(19,571)	(1,579)	—	(35,244)
Capitalized software	(3,077)	(428)	—	—	(3,505)
Acquisition of Blowfish Malibu, net of cash received	(17,284)	—	—	—	(17,284)
Acquisition of Vionic, net of cash received	(344,942)	—	—	—	(344,942)
Intercompany investing	2	(2)	—	—	—
Net cash used for investing activities	(379,395)	(20,001)	(1,579)	—	(400,975)

Financing activities
Borrowings under revolving credit agreement	360,000	—	—	—	360,000
Repayments under revolving credit agreement	(10,000)	—	—	—	(10,000)
Repayments under capital lease obligations	—	(114)	—	—	(114)
Dividends paid	(9,059)	—	—	—	(9,059)
Acquisition of treasury stock	(3,288)	—	—	—	(3,288)
Issuance of common stock under share-based plans, net	(4,318)	—	—	—	(4,318)
Intercompany financing	21,244	(44,669)	23,425	—	—
Net cash provided by (used for) financing activities	354,579	(44,783)	23,425	—	333,221
Effect of exchange rate changes on cash and cash equivalents	—	—	(212)	—	(212)
(Decrease) increase in cash and cash equivalents	(22,077)	11,817	36,704	—	26,444
Cash and cash equivalents at beginning of period	26,089	—	37,958	—	64,047
Cash and cash equivalents at end of period	$4,012	$11,817	$74,662	$—	$90,491

CONDENSED CONSOLIDATING BALANCE SHEET
February 2, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$2	$9,148	$21,050	$—	$30,200
Receivables, net	130,684	32,319	28,719	—	191,722
Inventories, net	175,697	470,610	36,864	—	683,171
Prepaid expenses and other current assets	31,195	32,556	7,603	—	71,354
Intercompany receivable – current	190	42	15,279	(15,511)	—
Total current assets	337,768	544,675	109,515	(15,511)	976,447
Other assets	68,707	11,824	909	—	81,440
Goodwill and intangible assets, net	108,884	331,810	109,203	—	549,897
Property and equipment, net	62,608	157,270	10,906	—	230,784
Investment in subsidiaries	1,499,209	—	(24,838)	(1,474,371)	—
Intercompany receivable – noncurrent	597,515	578,821	762,281	(1,938,617)	—
Total assets	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$335,000	$—	$—	$—	$335,000
Trade accounts payable	146,400	130,670	39,228	—	316,298
Other accrued expenses	95,498	86,015	20,525	—	202,038
Intercompany payable – current	10,781	—	4,730	(15,511)	—
Total current liabilities	587,679	216,685	64,483	(15,511)	853,336
Other liabilities
Long-term debt	197,932	—	—	—	197,932
Other liabilities	105,689	41,149	5,027	—	151,865
Intercompany payable – noncurrent	1,149,338	115,114	674,165	(1,938,617)	—
Total other liabilities	1,452,959	156,263	679,192	(1,938,617)	349,797
Equity
Caleres, Inc. shareholders’ equity	634,053	1,251,452	222,919	(1,474,371)	634,053
Noncontrolling interests	—	—	1,382	—	1,382
Total equity	634,053	1,251,452	224,301	(1,474,371)	635,435
Total liabilities and equity	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Financial Highlights

The following is a summary of the financial highlights for the third quarter of 2019:

•

Consolidated net sales increased $16.6 million, or 2.1%, to $792.4 million in the third quarter of 2019, driven by our 2018 acquisition of Vionic, which contributed net sales growth of $33.0 million on a consolidated basis, net of eliminations ($32.8 million to the Brand Portfolio segment). Excluding Vionic, our net sales were lower by $16.5 million, driven by the challenging selling environment during the quarter, particularly in our Brand Portfolio segment.  Our Famous Footwear segment reported a $2.2 million, or 0.5% decline in sales, while same-store sales improved by 2.5% in the third quarter.  We also delivered our eighth consecutive year of positive back-to-school same-store sales.

•

Consolidated gross profit increased $9.2 million, or 3.0%, to $319.8 million in the third quarter of 2019, compared to $310.6 million in the third quarter of 2018.  Our gross profit margin increased to 40.4% in the third quarter of 2019, compared to 40.0% in the third quarter of 2018.

•	Consolidated operating earnings increased $3.8 million, or 9.4%, to $43.5 million in the third quarter of 2019, compared to $39.7 million in the third quarter of 2018.

•

Consolidated net earnings attributable to Caleres, Inc. were $28.0 million, or $0.69 per diluted share, in the third quarter of 2019, compared to $29.2 million, or $0.67 per diluted share, in the third quarter of 2018.

The following items should be considered in evaluating the comparability of our third quarter results in 2019 and 2018:

•

Acquisition of Vionic – In October 2018, we acquired Vionic, a growing brand with strong consumer loyalty and a complementary fit to the other brands within our Brand Portfolio segment. Vionic contributed $38.8 million to our net sales (both on a Brand Portfolio basis and a consolidated basis, net of eliminations) for the third quarter of 2019 compared to $6.0 million ($5.8 million on a consolidated basis, net of eliminations) for the third quarter of 2018.  We incurred integration-related charges of $1.0 million during the third quarter of 2019, which are presented as restructuring and other special charges, net.  Refer to Note 3 and Note 6 to the condensed consolidated financial statements for additional information related to these costs.

•

Blowfish Malibu – In July 2018, we acquired a controlling interest in Blowfish Malibu, which gives us additional access to the growing sneaker and casual lifestyle segment of the market.  As further discussed in Note 3 and Note 16 to the condensed consolidated financial statements, the noncontrolling interest is subject to a mandatory purchase obligation after a three-year period, based upon an earnings multiple formula.  During the third quarter of 2019, we recorded accretion and remeasurement adjustments of $3.9 million ($2.9 million on an after-tax basis, or $0.07 per diluted share), which is recorded as interest expense, net in the condensed consolidated statements of earnings.

•

Incentive and Share-Based Compensation Plans – During the third quarter of 2019, our incentive and share-based compensation expenses decreased by approximately $5.0 million compared to the third quarter of 2018, due to lower anticipated payments associated with these plans and lower expenses for our cash-equivalent restricted stock units granted to directors, reflecting the Company's lower stock price.

•

Tariffs – In August 2019, the U.S. Administration announced plans to implement a tariff of 15% on approximately $300 billion of products imported into the U.S. from China.  On August 13, 2019, the list of goods subject to the tariff, referred to as List 4, was divided into two parts.  The tariffs for products on List 4a became effective as of September 1, 2019, while the tariffs for imported goods on List 4b are subject to a delay until December 15, 2019.  Approximately 60% of our branded products within our Brand Portfolio segment are sourced from China, the majority of which are product categories included on List 4a.  We continue to seek to mitigate the impacts of the tariffs in a number of ways, including diversifying production away from China.  We now source approximately 40% of our branded products outside of China.  We are also working with our factory partners to reduce cost, while selectively exploring price increases where they will be least disruptive to our customers.  Through these actions, we believe we have mitigated a significant portion of the increased tariffs on our third quarter of 2019 financial results.  We also expect an adverse impact from the tariffs on our fourth quarter of 2019 financial results.  As more fully described in Risk Factors in Part II, Item 1A, a prolonged trade war and further escalation of tariffs may result in lower gross margins in the future on products that we source from China.

•

Lease Accounting – We adopted ASU 2016-02, Leases (Topic 842), during the first quarter of 2019 using the modified retrospective transition method.  Therefore, prior period financial information in the condensed consolidated financial statements has not been adjusted and is presented under the guidance in ASC 840.  As a result of the adoption of the ASU, we recorded an operating lease right-of-use asset of $729.2 million and lease liabilities of $791.7 million as of February 2, 2019.  In addition, adoption of the standard has resulted in higher impairment charges for under-performing retail stores as a direct result of including the right-of use-asset in the asset group that is evaluated for impairment.  We recognized right-of-use impairment charges of $1.6 million and $4.1 million in the third quarter and nine months ended November 2, 2019, respectively, with no corresponding impairment charges in the comparable periods in 2018.   Refer to Note 10 to the condensed consolidated financial statements for additional information on the adoption of this ASU.

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

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$792.4	100.0%	$775.8	100.0%	$2,222.6	100.0%	$2,114.6	100.0%
Cost of goods sold	472.6	59.6%	465.2	60.0%	1,317.0	59.3%	1,236.0	58.4%
Gross profit	319.8	40.4%	310.6	40.0%	905.6	40.7%	878.6	41.6%
Selling and administrative expenses	275.3	34.8%	265.6	34.2%	805.0	36.2%	774.6	36.7%
Restructuring and other special charges, net	1.0	0.1%	5.3	0.7%	2.5	0.1%	9.2	0.4%
Operating earnings	43.5	5.5%	39.7	5.1%	98.1	4.4%	94.8	4.5%
Interest expense, net	(10.5)	(1.3)%	(4.2)	(0.5)%	(25.2)	(1.2)%	(11.5)	(0.5)%
Other income, net	2.6	0.3%	3.1	0.4%	7.9	0.4%	9.3	0.4%
Earnings before income taxes	35.6	4.5%	38.6	5.0%	80.8	3.6%	92.6	4.4%
Income tax provision	(7.8)	1.0%	(9.4)	(1.2)%	(18.7)	(0.8)%	(22.7)	(1.1)%
Net earnings	27.8	3.5%	29.2	3.8%	62.1	2.8%	69.9	3.3%
Net (loss) earnings attributable to noncontrolling interests	(0.2)	0.0%	0.0	0.0%	(0.3)	(0.0)%	(0.1)	(0.0)%
Net earnings attributable to Caleres, Inc.	$28.0	3.5%	$29.2	3.8%	$62.4	2.8%	$70.0	3.3%

Net Sales

Net sales increased $16.6 million, or 2.1% to $792.4 million for the third quarter of 2019, compared to $775.8 million for the third quarter of 2018. Our Brand Portfolio segment reported a $16.9 million, or 4.9%, increase in net sales, driven by net sales of our Vionic brand, which was acquired in October 2018.  The sales growth from the Vionic acquisition was partially offset by lower net sales of our Sam Edelman and Fergie brands.  Our Famous Footwear segment reported a $2.2 million, or 0.5% decrease in net sales, driven by a decrease in our store base, which resulted in a $12.6 million decrease in sales from new and closed stores, while same-store sales improved by 2.5%.  We also experienced a strong back-to-school selling season, delivering our eighth consecutive year of positive same-store sales.

Net sales increased $108.0 million, or 5.1% to $2,222.6 million for the nine months ended November 2, 2019 compared to $2,114.6 million for the nine months ended November 3, 2018.  Our Brand Portfolio segment reported a $128.9 million, or 13.8%, increase in net sales driven by our recent acquisitions.  Our Famous Footwear segment reported a $23.0 million, or 1.9%, decrease in net sales, driven by a decrease in our store base, which resulted in a $36.0 million decrease in sales from new and closed stores.

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

Gross Profit

Gross profit increased $9.2 million, or 3.0%, to $319.8 million for the third quarter of 2019, compared to $310.6 million for the third quarter of 2018, driven by sales growth from our recent acquisitions.  As a percentage of net sales, gross profit increased to 40.4% for the third quarter of 2019, compared to 40.0% for the third quarter of 2018.  Cost of goods sold in the third quarter of 2018 included $1.8 million related to the amortization of the inventory adjustment required by purchase accounting for Blowfish and Vionic.  The mix of retail versus wholesale net sales declined to 64% and 36% in the third quarter of 2019, compared to 67% and 33%, respectively, in the third quarter of 2018, driven by our recent acquisitions.

Gross profit increased $27.0 million, or 3.1%, to $905.6 million for the nine months ended November 2, 2019, compared to $878.6 million for the nine months ended November 3, 2018, reflecting sales growth from our recent acquisitions, partially offset by a lower gross profit rate.  As a percentage of net sales, gross profit decreased to 40.7% for the nine months ended November 2, 2019, compared to 41.6% for the nine months ended November 3, 2018, reflecting the promotional retail environment.  In addition, cost of goods sold for the nine months ended November 2, 2019 includes $7.2 million related to the amortization of the inventory adjustment required by purchase accounting for Blowfish and Vionic and incremental markdowns related to the Carlos brand exit.  Cost of goods sold for the nine months ended November 3, 2018 included $2.4 million related to the amortization of the inventory adjustment required by purchase accounting.  The mix of retail and wholesale net sales were 61% and 39%, respectively, in the nine months ended November 2, 2019, compared to 69% and 31%, respectively, in the nine months ended November 3, 2018.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $9.7 million, or 3.8%, to $275.3 million for the third quarter of 2019, compared to $265.6 million for the third quarter of 2018.  The increase was driven by additional costs associated with our Vionic brand, which was acquired late in the third quarter of 2018.  Excluding the Vionic acquisition, our expenses would be lower by $4.0 million, which primarily represents lower expenses of approximately $5.0 million associated with cash and stock-based incentive compensation plans.  As a percentage of net sales, selling and administrative expenses increased to 34.8% for the third quarter of 2019, from 34.2% for the third quarter of 2018.

Selling and administrative expenses increased $30.4 million, or 3.9%, to $805.0 million for the nine months ended November 2, 2019, compared to $774.6 million for the nine months ended November 3, 2018.  The increase was driven by additional costs associated with our recently acquired Vionic and Blowfish Malibu brands, including higher amortization expense on the intangible assets, partially offset by lower expenses associated with cash and stock-based incentive compensation plans.  As a percentage of net sales, selling and administrative expenses decreased to 36.2% for the nine months ended November 2, 2019, from 36.7% for the nine months ended November 3, 2018, reflecting better leveraging of our expenses over higher net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $1.0 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) and $2.5 million ($1.8 million on an after-tax basis, or $0.04 per diluted share) were incurred in the third quarter and nine months ended November 2, 2019, respectively, for integration-related costs for Vionic and costs associated with the exit of our Carlos brand.  Restructuring and other special charges of $5.3 million ($4.4 million on an after-tax basis, or $0.10 per diluted share) and $9.2 million ($7.3 million on an after-tax basis, or $0.17 per diluted share) were incurred in the third quarter and nine months ended November 3, 2018, respectively, primarily for the transition of Allen Edmonds' consumer-facing activities to St. Louis and acquisition and integration-related costs for Vionic and Blowfish Malibu.

Operating Earnings

Operating earnings increased $3.8 million, or 9.4%, to $43.5 million for the third quarter of 2019, compared to $39.7 million for the third quarter of 2018, reflecting earnings contribution from our recently acquired brands and lower restructuring charges.  As a percentage of net sales, operating earnings increased to 5.5% for the third quarter of 2019, compared to 5.1% for the third quarter of 2018.

Operating earnings increased $3.3 million, or 3.5% to $98.1 million for the nine months ended November 2, 2019, compared to $94.8 million for the nine months ended November 3, 2018, primarily reflecting earnings contribution from our recently acquired brands, partially offset by lower sales and gross margin at Famous Footwear and higher selling and administrative expenses.  As a percentage of net sales, operating earnings decreased slightly to 4.4% for the nine months ended November 2, 2019, compared to 4.5% for the nine months ended November 3, 2018.

Interest Expense, Net

Interest expense, net increased $6.3 million, or 150.0%, to $10.5 million for the third quarter of 2019, compared to $4.2 million for the third quarter of 2018, reflecting the fair value adjustment to the Blowfish Malibu mandatory purchase obligation of $3.9 million in the third quarter of 2019, as well as higher average borrowings under our revolving credit agreement that was used to fund the acquisition of Vionic in October 2018.  Refer to Note 16 to the condensed consolidated financial statements for further discussion regarding the mandatory purchase obligation.

Interest expense, net increased $13.7 million, or 119.1%, to $25.2 million for the nine months ended November 2, 2019, compared to $11.5 million for the nine months ended November 3, 2018, reflecting higher average borrowings under our revolving credit agreement during the nine months ended November 2, 2019 and the fair value adjustment to the mandatory purchase obligation associated with the Blowfish Malibu acquisition of $4.4 million.

Other Income, Net

Other income, net decreased $0.5 million, or 14.7%, to $2.6 million for the third quarter of 2019, compared to $3.1 million for the third quarter of 2018, driven by the lower expected return on assets for our domestic pension plan.

Other income, net decreased $1.4 million, or 14.6%, to $7.9 million for the nine months ended November 2, 2019, compared to $9.3 million for the nine months ended November 3, 2018.  Refer to Note 14 to the condensed consolidated financial statements for additional information related to our retirement plans.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 21.9% for the third quarter of 2019, compared to 24.5% for the third quarter of 2018.  Discrete tax benefits recognized during the third quarter of 2019 and 2018 were immaterial.

For the nine months ended November 2, 2019, our consolidated effective tax rate was 23.1%, compared to 24.5% for the nine months ended November 3, 2018.  We recognized discrete tax benefits of $0.7 million during the nine months ended November 3, 2018, reflecting greater deductibility of certain 2017 expenses than originally estimated and share-based compensation.  If these discrete tax benefits had not been recognized, our effective tax rate would have been 25.4% for the nine months ended November 3, 2018.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $28.0 million and $62.4 million for the third quarter and nine months ended November 2, 2019, respectively, compared to net earnings of $29.2 million and $70.0 million for the third quarter and nine months ended November 3, 2018, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$446.6	100.0%	$448.8	100.0%	$1,218.6	100.0%	$1,241.6	100.0%
Cost of goods sold	263.3	59.0%	266.3	59.3%	700.3	57.5%	706.8	56.9%
Gross profit	183.3	41.0%	$182.5	40.7%	518.3	42.5%	$534.8	43.1%
Selling and administrative expenses	155.6	34.8%	158.1	35.3%	448.3	36.8%	455.3	36.7%
Operating earnings	$27.7	6.2%	$24.4	5.4%	$70.0	5.7%	$79.5	6.4%

Key Metrics
Same-store sales % change	2.5%		2.8%		1.1%		1.7%
Same-store sales $ change	$10.6		$11.9		$13.6		$19.8
Impact of retail calendar shift	$—		$(27.9)		$—		$(6.2)
Sales change from new and closed stores, net	$(12.6)		$(7.9)		$(36.0)		$(16.4)
Impact of changes in Canadian exchange rate on sales	$(0.2)		$(0.4)		$(0.6)		$(0.1)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$63		$61		$172		$172
Sales per square foot, excluding e-commerce (trailing twelve months)	$221		$224		$221		$224
Square footage (thousand sq. ft.)	6,349		6,657		6,349		6,657

Stores opened	4		9		11		15
Stores closed	17		10		43		34
Ending stores	960		1,007		960		1,007

Net Sales

Net sales decreased $2.2 million, or 0.5%, to $446.6 million for the third quarter of 2019, compared to $448.8 million for the third quarter of 2018.  The sales decrease was driven by a reduction in our store base, partially offset by a 2.5% increase in same-store sales.  Famous Footwear continues to experience strong growth in e-commerce sales.  During the third quarter of 2019, we experienced growth in sales of sandals and boots.  We opened four stores and closed 17 stores during the third quarter of 2019, resulting in 960 stores and total square footage of 6.3 million at the end of the third quarter of 2019, compared to 1,007 stores and total square footage of 6.7 million at the end of the third quarter of 2018.  Subsequent to quarter-end, we also announced the opening of a new store in New York City, which will enable us to broaden the reach of the brand featuring world-class, in-demand brands at a great value.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment's sales, with approximately 79% of our net sales made to program members in the third quarter of 2019, compared to 77% in the third quarter of 2018.  We believe the relaunch of Rewards in early 2019 has driven increased consumer engagement among existing members and has resulted in continued growth in our new and reactivated membership base.

Net sales decreased $23.0 million, or 1.9% to $1,218.6 million for the nine months ended November 2, 2019, compared to $1,241.6 million for the nine months ended November 3, 2018.  The sales decrease was driven by a decrease in our store base, which resulted in a $36.0 million decrease in sales from new and closed stores, partially offset by a 1.1% increase in same-store sales in the nine months ended November 2, 2019.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce, decreased 1.3% to $221 for the twelve months ended November 2, 2019, compared to $224 for the twelve months ended November 3, 2018.

Gross Profit

Gross profit increased $0.8 million, or 0.4%, to $183.3 million for the third quarter of 2019, compared to $182.5 million for the third quarter of 2018 reflecting a higher gross profit rate, partially offset by lower net sales.  As a percentage of net sales, our gross profit increased to 41.0% for the third quarter of 2019, compared to 40.7% for the third quarter of 2018, driven by an increased mix of higher margin product and lower freight expenses.

Gross profit decreased $16.5 million, or 3.1%, to $518.3 million for the nine months ended November 2, 2019, compared to $534.8 million for the nine months ended November 3, 2018.  As a percentage of net sales, our gross profit decreased to 42.5% for the nine months ended November 2, 2019, compared to 43.1% for the nine months ended November 3, 2018, reflecting the promotional retail environment and higher freight expenses due to strong growth in e-commerce sales in the nine months ended November 2, 2019.  We expect the trend toward a higher mix of e-commerce sales to continue.

Selling and Administrative Expenses

Selling and administrative expenses decreased $2.5 million, or 1.6%, to $155.6 million for the third quarter of 2019, compared to $158.1 million for the third quarter of 2018.  The decrease was primarily driven by lower rent and facilities expense attributable to our smaller store base, partially offset by higher marketing expenses and higher right-of-use asset impairment charges.  We also expanded our television marketing this quarter, contributing to the same-store sales improvement.  As a percentage of net sales, selling and administrative expenses decreased to 34.8% for the third quarter of 2019, compared to 35.3% for the third quarter of 2018.

Selling and administrative expenses decreased $7.0 million, or 1.6%, to $448.3 million for the nine months ended November 2, 2019, compared to $455.3 million for the nine months ended November 3, 2018, reflecting lower rent and facilities expense attributable to our smaller store base, partially offset by higher marketing expenses, due in part to the launch of our new Rewards program in the first quarter of 2019, and higher right-of-use asset impairment charges.  The adoption of ASC 842 has resulted in higher impairment charges for under-performing stores as a direct result of including the right-of-use asset in the asset group that is evaluated for impairment.  We recognized $4.1 million of impairment charges in the nine months ended November 2, 2019, compared to zero in the prior year.  As a percentage of net sales, selling and administrative expenses increased slightly to 36.8% for the nine months ended November 2, 2019, compared to 36.7% for the nine months ended November 3, 2018.

Operating Earnings

Operating earnings increased $3.3 million, or 13.4%, to $27.7 million for the third quarter of 2019, compared to $24.4 million for the third quarter of 2018, reflecting the factors described above.  As a percentage of net sales, operating earnings increased to 6.2% for the third quarter of 2019, compared to 5.4% for the third quarter of 2018.

Operating earnings decreased $9.5 million, or 11.9%, to $70.0 million for the nine months ended November 2, 2019, compared to $79.5 million for the nine months ended November 3, 2018, reflecting the factors described above.  As a percentage of net sales, operating earnings decreased to 5.7% for the nine months ended November 2, 2019, compared to 6.4% for the nine months ended November 3, 2018.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$359.9	100.0%	$343.0	100.0%	$1,060.5	100.0%	$931.6	100.0%
Cost of goods sold	226.1	62.8%	216.4	63.1%	675.0	63.7%	587.9	63.1%
Gross profit	133.8	37.2%	126.6	36.9%	385.5	36.3%	343.7	36.9%
Selling and administrative expenses	114.4	31.8%	100.4	29.3%	338.7	31.9%	286.6	30.8%
Restructuring and other special charges, net	—	0.0%	1.1	0.3%	0.6	0.0%	4.4	0.4%
Operating earnings	$19.4	5.4%	$25.1	7.3%	$46.2	4.4%	$52.7	5.7%

Key Metrics
Direct-to-consumer (% of net sales) (1)	45%		41%		41%		41%
Wholesale/retail sales mix (%)	80%/20%		79%/21%		81%/19%		76%/24%
Change in wholesale net sales ($) (2)	$20.2		$24.7		$143.7		$30.6
Unfilled order position at end of period	$354.4		$402.1

Same-store sales % change	(5.1)%		1.7%		(7.6)%		(0.2)%
Same-store sales $ change	$(3.5)		$0.9		$(15.1)		$(0.3)
Sales change from new and closed stores, net	$0.4		$0.6		$1.1		$4.0
Impact of changes in Canadian exchange rate on retail sales	$(0.2)		$(0.6)		$(0.8)		$-

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$102		$108		$292		$321
Sales per square foot, excluding e-commerce (trailing twelve months)	$394		$441		$394		$441
Square footage (thousands sq. ft.)	400		400		400		400

Stores opened	2		1		5		5
Stores closed	1		2		2		9
Ending stores	232		232		232		232

(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites, sales to online-only retailers and sales through our customers' websites that we fulfill on a drop-ship basis.
(2)

Includes sales from our acquired Vionic and Blowfish Malibu brands, which contributed net sales growth of $32.8 million and $6.5 million, respectively, for the third quarter of 2019, and $134.6 million and $38.4 million, respectively, for the first nine months of 2019.

Net Sales

Net sales increased $16.9 million, or 4.9%, to $359.9 million for the third quarter of 2019, compared to $343.0 million for the third quarter of 2018 driven by net sales from the acquisition of Vionic in October 2018, which contributed $32.8 million to our net sales growth in the third quarter of 2019.  Excluding Vionic, our net sales declined $16.2 million, due in part to the highly promotional retail environment.  We experienced lower net sales of our Sam Edelman and Fergie brands, partially offset by higher net sales of our Blowfish and Franco Sarto brands.  Sales were also impacted by a same-store-sales decline of 5.1% in our retail stores.  However, e-commerce sales continue to grow as a percentage of the business.  During the third quarter of 2019, we experienced strong domestic boot sales, despite the later start to fall weather.  We opened two stores and closed one store during the third quarter of 2019, resulting in a total of 232 stores and total square footage of 0.4 million at the end of the third quarter of 2019, consistent with the third quarter of 2018.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, decreased to $394 for the twelve months ended November 2, 2019, compared to $441 for the twelve months ended November 3, 2018.

Net sales increased $128.9 million, or 13.8%, to $1,060.5 million for the nine months ended November 2, 2019, compared to $931.6 million for the nine months ended November 3, 2018, driven by net sales from our acquisitions of Vionic in October 2018 and Blowfish Malibu in July 2018, which contributed $134.6 million and $38.4 million, respectively, to our net sales growth in the first nine months of 2019.  The sales growth from acquisitions was partially offset by the planned reduction in Allen Edmonds sales and lower Sam Edelman sales and 7.6% decline in same-store sales in our retail stores.  During the nine months ended November 2, 2019, we opened five stores and closed two stores.

Our unfilled order position for our wholesale sales decreased $47.7 million, or 11.9%, to $354.4 million at November 2, 2019, compared to $402.1 million at November 3, 2018.  The decrease in our backlog order levels reflects an industry shift to a more dynamic and on-demand ordering pattern, with lower initial orders but higher replenishment later in the season.

Gross Profit

Gross profit increased $7.2 million, or 5.7%, to $133.8 million for the third quarter of 2019, compared to $126.6 million for the third quarter of 2018, primarily reflecting net sales growth from the Vionic acquisition late in the third quarter of 2018.  As a percentage of net sales, our gross profit increased to 37.2% for the third quarter of 2019, compared to 36.9% for the third quarter of 2018.  Cost of goods sold in the third quarter of 2018 included $1.8 million related to the amortization of the inventory adjustment required by purchase accounting for both Blowfish Malibu and Vionic.  Excluding this adjustment, our gross profit as a percentage of net sales declined approximately 30 basis points due, in part, to the promotional retail environment and the impact of tariffs.

Gross profit increased $41.8 million, or 12.2%, to $385.5 million for the nine months ended November 2, 2019, compared to $343.7 million for the nine months ended November 3, 2018, reflecting our net sales growth, partially offset by higher incremental cost of goods sold in the nine months ended November 2, 2019 related to purchase accounting inventory adjustments and incremental markdowns related to the Carlos brand exit.  As a percentage of net sales, our gross profit decreased to 36.3% for the nine months ended November 2, 2019, compared to 36.9% for the nine months ended November 3, 2018, due in part to a higher mix of wholesale versus retail sales.

As discussed in the Overview section, the U.S. Administration has implemented a tariff on many consumer products imported into the U.S. from China.  Although we have increased the sourcing of our branded footwear within our Brand Portfolio segment from other countries in recent years to approximately 40%, the majority of our footwear is sourced from China.  We believe we have mitigated a significant portion of the impact of the increased tariffs on our fiscal 2019 financial results.  However, a prolonged trade war and further escalation of tariffs may result in lower gross margins in the future on products that we source from China.

Selling and Administrative Expenses

Selling and administrative expenses increased $14.0 million, or 13.9%, to $114.4 million for the third quarter of 2019, compared to $100.4 million for the third quarter of 2018, reflecting higher expenses from our Vionic acquisition late in the third quarter of 2018.  As a percentage of net sales, selling and administrative expenses increased to 31.8% for the third quarter of 2019, compared to 29.3% for the third quarter of 2018.

Selling and administrative expenses increased $52.1 million, or 18.2%, to $338.7 million for the nine months ended November 2, 2019, compared to $286.6 million for the nine months ended November 3, 2018, driven by higher expenses from our Vionic and Blowfish Malibu acquisitions.  As a percentage of net sales, selling and administrative expenses increased to 31.9% for the nine months ended November 2, 2019, compared to 30.8% for the nine months ended November 3, 2018.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $1.1 million in the third quarter of 2018 related to the integration and reorganization of our men's business and acquisition and integration-related costs associated with the acquisitions of Blowfish Malibu and Vionic in July and October 2018, respectively, with no corresponding charges in the third quarter of 2019.

Restructuring and other special charges were $0.6 million, primarily related to the acquisition of Vionic, in the nine months ended November 2, 2019, and $4.4 million, related to the integration and reorganization of our men's business and acquisition and integration-related costs associated with the acquisitions of Blowfish Malibu and Vionic in July and October 2018, respectively, in the nine months ended November 3, 2018.  Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased $5.7 million, or 22.8%, to $19.4 million for the third quarter of 2019, compared to $25.1 million for the third quarter of 2018 as a result of the factors described above.  As a percentage of net sales, operating earnings decreased to 5.4% for the third quarter of 2019, compared to 7.3% in the third quarter of 2018.

Operating earnings decreased $6.5 million, or 12.2%, to $46.2 million for the nine months ended November 2, 2019, compared to $52.7 million for the nine months ended November 3, 2018. As a percentage of net sales, operating earnings decreased to 4.4% for the nine months ended November 2, 2019, compared to 5.7% in the nine months ended November 3, 2018.

ELIMINATIONS AND OTHER
	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$(14.1)	100.0%	$(16.0)	100.0%	$(56.5)	100.0%	$(58.6)	100.0%
Cost of goods sold	(16.8)	119.1%	(17.6)	110.0%	(58.3)	103.2%	(58.8)	100.3%
Gross profit	2.7	(19.1)%	1.6	(9.8)%	1.8	(3.2)%	0.2	(0.3)%
Selling and administrative expenses	5.4	(38.3)%	7.1	(44.4)%	18.1	(32.0)%	32.6	(55.6)%
Restructuring and other special charges, net	0.9	(6.4)%	4.3	(26.9)%	1.8	(3.2)%	4.8	(8.2)%
Operating loss	$(3.6)	25.5%	$(9.8)	61.3%	$(18.1)	32.0%	$(37.2)	63.5%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.  The net sales increase of $1.9 million and $2.1 for the third quarter and nine months ended November 2, 2019, respectively, reflects a lower sales elimination for product sold from our Brand Portfolio segment to Famous Footwear.  Selling and administrative expenses of $5.4 million and $18.1 million were incurred in the third quarter and first nine months of 2019, respectively, compared to $7.1 million and $32.6 million for the third quarter and first nine months of 2018, respectively.  The decrease for the respective periods was primarily driven by lower expenses for our cash and share-based incentive compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	November 2, 2019	November 3, 2018	February 2, 2019
Borrowings under revolving credit agreement	$295.0	$350.0	$335.0
Long-term debt	198.3	197.8	197.9
Total debt	$493.3	$547.8	$532.9

Total debt obligations of $493.3 million at November 2, 2019 decreased $54.5 million, from $547.8 million at November 3, 2018, and decreased $39.6 million, from $532.9 million at February 2, 2019. The decrease from November 3, 2018 includes $55.0 in repayments on our revolving credit agreement.  The decrease from February 2, 2019 includes $40.0 million in repayments under our revolving credit agreement.  Net interest expense for the third quarter of 2019 increased $6.4 million to $10.6 million, compared to $4.2 million for the third quarter of 2019.  Net interest expense increased $13.7 million to $25.2 million for the nine months ended November 2, 2019, compared to $11.5 million for the nine months ended November 3, 2018.  The increases in the respective periods are attributable to the fair value adjustment for the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 3 and Note 16 to the condensed consolidated financial statements and higher average borrowings under our revolving credit agreement, which was used to fund the Vionic acquisition in the third quarter of 2018.

Credit Agreement

As further discussed in Note 11, the Company maintains a revolving credit facility for working capital needs in an aggregate amount of up to $500.0 million, with the option to increase by up to $250.0 million.  At November 2, 2019, we had $295.0 million in borrowings and $10.5 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $194.5 million at November 2, 2019.  We were in compliance with all covenants and restrictions under the Credit Agreement as of November 2, 2019.  We anticipate incremental interest expense going forward until the borrowings to fund the acquisition of Vionic have been repaid.  Refer to further discussion regarding the Credit Agreement in Note 11 to the condensed consolidated financial statements.

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

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of November 2, 2019, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Working Capital and Cash Flow

	Thirty-Nine Weeks Ended
($ millions)	November 2, 2019	November 3, 2018	Change
Net cash provided by operating activities	$145.7	$94.4	$51.3
Net cash used for investing activities	(41.6)	(401.0)	359.4
Net cash (used for) provided by financing activities	(81.9)	333.2	(415.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)	0.3
Increase in cash and cash equivalents	$22.3	$26.4	$(4.1)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $51.3 million higher in the nine months ended November 2, 2019 as compared to the nine months ended November 3, 2018, primarily reflecting the following factors:

•	A decrease in inventories in the nine months ended November 2, 2019, compared to an increase in the comparable period in 2018; and
•	A decrease in receivables in the nine months ended November 2, 2019, compared to an increase in the nine months ended November 3, 2018, partially offset by,
•	A decrease in trade accounts payable in the nine months ended November 2, 2019, compared to an increase in the comparable period in 2018, driven by lower purchases of inventory in the nine months ended November 2, 2019; and
•	A decrease in accrued expenses and other liabilities in the nine months ended November 2, 2019, compared to an increase in the nine months ended November 3, 2018, due in part to lower anticipated payments of our cash-based incentive compensation plans in 2019 and higher accrued liabilities in 2018 associated with our new distribution center in Chino, California.

Cash used for investing activities was $359.4 million lower in the nine months ended November 2, 2019 as compared to the nine months ended November 3, 2018, reflecting the acquisitions of Vionic and Blowfish Malibu in the nine months ended November 3, 2018.

Cash used for financing activities was $415.1 million higher for the nine months ended November 2, 2019 as compared to the nine months ended November 3, 2018, reflecting $40.0 million of net repayments under our revolving credit agreement in the nine months ended November 2, 2019, compared to net borrowings of $350.0 million in the comparable period in 2018 related to the Vionic acquisition, and more shares repurchased under our stock repurchase programs during the nine months ended November 2, 2019.

A summary of key financial data and ratios at the dates indicated is as follows:

	November 2, 2019	November 3, 2018	February 2, 2019
Working capital ($ millions) (1)	$7.4	$167.2	$123.1
Current ratio (2)	1.01:1	1.19:1	1.14:1
Debt-to-capital ratio (3)	43.8%	41.7%	45.6%

(1)

Working capital has been computed as total current assets less total current liabilities.  The working capital as of November 2, 2019 includes $144.5 million of operating lease obligations as a result of the adoption of ASC 842, as further discussed in Note 2 and Note 10 to the condensed consolidated financial statements.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities. The current ratio as of November 2, 2019 includes $144.5 million of operating lease obligations.
(3)

The debt-to-capital ratio has been computed by dividing total debt by total capitalization.  Total debt is defined as long-term debt and borrowings under the Credit Agreement.  Total capitalization is defined as total debt and total equity.

Working capital at November 2, 2019 was $7.4 million, which was $159.8 million and $115.7 million lower than at November 3, 2018 and February 2, 2019, respectively.  Our current ratio was 1.01 to 1 as of November 2, 2019, compared to 1.19 to 1 at November 3, 2018 and 1.14:1 at February 2, 2019. The decrease in both working capital and the current ratio from November 3, 2018 and February 2, 2019 primarily reflects the impact of the adoption of ASC 842 on the balance sheet as further discussed in Note 2 to the condensed consolidated financial statements, including the addition of current operating lease obligations of $144.5 million. Our debt-to-capital ratio was 43.8% as of November 2, 2019, compared to 41.7% as of November 3, 2018 and 45.6% at February 2, 2019.  The increase in our debt-to-capital ratio from November 3, 2018 primarily reflects lower shareholders' equity due to the impact of the net loss in fiscal 2018.

At November 2, 2019, we had $52.5 million of cash and cash equivalents.  Approximately half of this balance represents the accumulated unremitted earnings of our foreign subsidiaries.

We declared and paid dividends of $0.07 per share in both the third quarter of 2019 and 2018.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

Except for changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, changes in borrowings under our revolving credit agreement, changes in the mandatory purchase obligation associated with the acquisition of Blowfish Malibu and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to the contractual obligations identified in our Annual Report on Form 10-K for the year ended February 2, 2019.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of November 2, 2019, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2019:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)

August 4, 2019 - August 31, 2019	2,869	$20.30	—	5,727,373

September 1, 2019 - October 5, 2019	49,377	19.94	49,377	5,677,996

October 6, 2019 - November 2, 2019	9,735	21.04	8,886	5,669,110

Total	61,981	$20.13	58,263	5,669,110

(1)

Includes shares purchased as part of our publicly announced stock repurchase program and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)

On August 25, 2011, the Board of Directors approved a stock repurchase program ("2011 Program") authorizing the repurchase of up to 2,500,000 shares of our outstanding common stock and on December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the repurchase of an additional 2,500,000 shares of our outstanding common stock.  In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of an additional 5,000,000 shares of our outstanding common stock.  We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Under these plans, the Company repurchased 58,263 and 1,588,741 shares during the thirteen and thirty-nine weeks ended November 2, 2019, respectively.  During the thirty-nine weeks ended November 3, 2018, the Company repurchased 100,000 shares.  As of November 2, 2019, there were 5,669,110 shares authorized to be repurchased under the repurchase programs.  Our repurchases of common stock are limited under our debt agreements.

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

CALERES, INC.

Date: December 11, 2019	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer