Form 10-K
period 2020-02-01
CALERES INC
filed 2020-03-31
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020
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

(314) 854-4000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock — par value of $0.01 per share	CAL	New York Stock Exchange

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

The aggregate market value of the stock held by non-affiliates of the registrant as of August 3, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $611.2 million.

As of February 29, 2020, 40,031,400 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement.  You will see that information is “incorporated by reference” in various parts of our Form 10-K.  The proxy statement will be available on our website after it is filed with the SEC in April 2020.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of March 31, 2020, unless otherwise specified.

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

Our forward-looking statements represent our estimates and expectations at the time that we make them.  However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements.  Many events beyond our control will determine whether our expectations will be realized.  For example, the novel strain of coronavirus that was first identified in China has become a global pandemic and has resulted in significant uncertainty.  We have experienced a deterioration in our financial results as a result of the temporary closure of our retail stores in late March 2020, as well as store closures for many of our wholesale customers, and may experience further deterioration depending on the duration or severity of the pandemic.  We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so.  In the interests of our investors, and in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Part I. Item 1A. Risk Factors explains some of the important reasons that actual results may be materially different from those that we anticipate.

INDEX

PART I

ITEM 1	BUSINESS

Caleres, Inc. (the "Company"), originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company with annual net sales of $2.9 billion.  Current activities include the operation of retail shoe stores and e-commerce websites, as well as the design, development, sourcing, manufacturing, marketing and wholesale distribution of footwear for women, men and children.  Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and holiday season sales.  Traditionally, the third fiscal quarter accounts for a substantial portion of our earnings for the year.

Our net sales are comprised of four major categories: women's footwear, men's footwear, children's footwear and clothing and accessories.  The percentage of net sales attributable to each category is as follows:

	2019	2018	2017
Women's footwear	63%	61%	59%
Men's footwear	22%	24%	25%
Children's footwear	9%	8%	9%
Clothing and accessories	6%	7%	7%

Employees

We had approximately 11,400 full-time and part-time employees as of February 1, 2020.  In the United States, there are no employees subject to union contracts.  In Canada, we employ approximately 25 warehouse employees under a union contract, which expires in October 2022.

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

FAMOUS FOOTWEAR

Our Famous Footwear segment includes our Famous Footwear stores, Famous.com and FamousFootwear.ca. Famous Footwear is one of America’s leading family-branded footwear retailers with 949 stores at the end of 2019 and net sales of $1.6 billion in 2019.  Our core consumers are women who seek leading national brands of athletic, casual and fashionable footwear at a value for themselves and their families.

Famous Footwear stores feature a wide selection of brand name athletic, casual and dress shoes for the entire family.  Brands carried include, among others, Nike, Skechers, adidas, Vans, Converse, Under Armour, New Balance, Puma, Sperry, Asics, Bearpaw, Birkenstock, Sof Sole and Timberland, as well as company-owned and licensed brands including, among others, Dr. Scholl's Shoes, LifeStride, Naturalizer, Blowfish Malibu, Fergie Footwear and Circus by Sam Edelman.  Our company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 8% of the Famous Footwear segment's net sales.  We work closely with our vendors to provide our consumers with fresh product and, in some cases, product exclusively designed for and available only in our stores.  Famous Footwear’s retail price points typically range from $20 for shoes up to $230 for boots.

Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in all 50 states, Canada and Guam.  The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2019	2018	2017
Strip centers	624	653	677
Outlet malls	177	183	189
Regional malls	148	156	160
Total	949	992	1,026

While we expect net store closures in 2020 as we continue to align our real estate and e-commerce strategies, the number of store openings and closings is uncertain, as we reassess 2020 plans in light of the impacts of the coronavirus pandemic on our business, as further discussed in Item 1A, Risk Factors.  New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores.  While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

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

Famous Footwear’s marketing programs include digital marketing and social media, local and national television, e-commerce advertising, direct mail, in-store advertisements and radio, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers.  We believe the success of our campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns.  In 2019, we spent approximately $56.3 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers.  Famous Footwear has an extensive customer loyalty program, which informs and rewards frequent consumers with product previews, earned incentives based upon purchase continuity and other periodic promotional offers.  In the first quarter of 2019, we introduced a new customer loyalty program, Famously You Rewards ("Rewards"), which drove an increase in sales to members.  Two new benefits of the Rewards program are free shipping for online orders and bonus points for online purchases.  In 2019, approximately 78% of our Famous Footwear sales were generated by loyalty program members.

As part of our omni-channel approach to reach consumers, we also operate Famous.com and FamousFootwear.ca, which offer an expanded product assortment beyond what is sold in Famous Footwear stores.  Accessible via desktop, tablet and mobile devices, Famous.com helps consumers explore product assortments, including items available in local stores, and make purchases.  Famous.com also allows Rewards members to view their points status and purchase history, manage profile settings and engage further with the brand.  Famous Footwear’s mobile app also serves as a hub for Rewards members to shop, find local stores, redeem Rewards certificates and learn about the newest products, latest trends and hottest deals.

BRAND PORTFOLIO

Our Brand Portfolio segment offers retailers and consumers a portfolio of leading brands by designing, developing, sourcing, manufacturing, marketing and distributing branded footwear for women and men at a variety of price points.  Certain of our branded footwear products are sold under brand names that are owned by the Company and others are developed pursuant to licensing agreements.  Our Brand Portfolio segment sells footwear on a wholesale basis to retailers.  The segment also sells footwear on a direct-to-consumer basis through our branded retail stores and e-commerce businesses.  In 2018, we gained additional access to the casual footwear market with our acquisition of Blowfish Malibu and the contemporary comfort market with our acquisition of Vionic.  See further discussion related to these acquisitions in the Portfolio of Brands section below and Note 2 to the consolidated financial statements.

Portfolio of Brands

The following is a listing of our principal brands and licensed products:

Naturalizer:  Naturalizer was born in 1927 when we realized women deserved a shoe with a beautiful fit.  Our Naturalizer brand is sold primarily at Naturalizer retail stores, national chains, online retailers, department stores and independent retailers.  Naturalizer footwear is also distributed through approximately 46 retail and wholesale partners in 40 countries around the world.  Suggested retail price points range from $69 for shoes to $250 for boots.

Sam Edelman: Designer Sam Edelman’s lifestyle brand is inspired by timeless American elegance that bridges the gap between aspiration and attainability to define modern luxury.  Sam Edelman footwear is sold primarily through online retailers, national chains, department stores, Sam Edelman retail stores, catalogs and independent retailers at suggested retail price points from $50 for shoes to $300 for boots.

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

Allen Edmonds: In December 2016, we acquired Allen Edmonds to increase our exposure in men’s footwear.  Allen Edmonds, founded in 1922, is a U.S.-based direct-to-consumer and wholesaler of premium men’s footwear, apparel, leather goods and accessories with a strong manufacturing heritage.  Allen Edmonds products are available at premier stores worldwide and select retailers, including our 74 stores in the United States and Italy, and online at AllenEdmonds.com at suggested retail price points from $225 for shoes to $495 for boots.

Dr. Scholl’s Shoes:  Inspired by its founder Dr. William Scholl, Dr. Scholl’s Shoes remains forever passionate about creating iconic, effortless footwear for a healthy life.  This footwear reaches consumers at a wide range of distribution channels including national chains, department stores, mass merchandisers, online, our Famous Footwear retail stores and independent retailers.  Suggested price points range from $50 for shoes to $190 for boots.  We have a long-term license agreement to sell Dr. Scholl’s Shoes, which is renewable through December 2026 for sales in the United States, Canada and Latin America.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value both style and all-day comfort.  The brand is sold in national chains, our Famous Footwear retail stores, online and department stores at suggested retail price points ranging from $50 for shoes to $100 for boots.

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

Rykä: For over 25 years, Rykä has been innovating athletic footwear exclusively for women.  The brand is distributed through national chains, online retailers, independent retailers, department stores, specialty retailers and our Famous Footwear retail stores at suggested retail price points from $60 to $100.

Bzees: Bzees is the brand of women’s sporty footwear that energizes the mind and body from the feet up.  The brand is distributed through national chains, department stores, online retailers, independent retailers, specialty retailers and our retail stores at suggested retail price points from $59 for shoes to $179 for boots.

Fergie Footwear by Fergie: We have created a namesake footwear line in collaboration with Grammy Award-winning artist Fergie (Fergie Duhamel, formerly Stacy Ferguson). Fergie Footwear is currently being sold at national chains, our Famous Footwear retail stores, online and at department stores at suggested retail price points from $59 for shoes to $99 for boots.  We have a license agreement with Krystal Ball Productions, Inc. to sell Fergie/Fergalicious footwear that expires in December 2020, with extension options through December 2026.

Carlos by Carlos Santana: The Carlos by Carlos Santana collection of women’s footwear is sold at national chains, online, major department stores and our Famous Footwear stores.  Suggested retail price points range from $59 for shoes to $139 for boots.  We have a license agreement with Santana Tesoro, LLC to sell Carlos by Carlos Santana footwear that expired in December 2018.  In March 2019, we decided to exit the Carlos by Carlos Santana brand.

Via Spiga:  Established in 1985, Via Spiga is named after the main street in one of the most famed shopping districts in Milan, Italy.  The brand is primarily sold in national chains, online and premier department stores at suggested retail price points from $175 for shoes to $495 for boots.  In the fourth quarter of 2019, we decided to reposition the footwear division of our Via Spiga brand.  We will operate the footwear division through the third quarter of 2020 and then pause new development for a short period of time while we explore options to bring the brand to a new consumer.

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

Veronica Beard: In July 2019, we announced an exclusive partnership with the American ready-to-wear brand, Veronica Beard, to produce their women's footwear collection, beginning with the spring 2020 season.  The Veronica Beard collection will include styles that strike the balance between cool and classic, taking the consumer from day to night and work to weekend.  We will initially target distribution to domestic and international wholesale partners carrying Veronica Beard ready-to-wear.

Zodiac: The Zodiac brand was launched in the late 1970s and acquired by us in 2005.  In July 2019, we relaunched the brand by blending the past with the present to result in authentic, quality footwear that is supremely relevant for today's modern and expressive consumer lifestyles.  Zodiac is available at retail stores, online and at ZodiacShoes.com at suggested retail price points ranging from $69 for sandals to $129 for boots.

Wholesale

Within our Brand Portfolio segment, our brands are distributed on a wholesale basis to over 3,900 retailers, including national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs throughout the United States and Canada, as well as approximately 64 other countries (including sales to our retail operations).  Our most significant wholesale customers include Famous Footwear and many of the nation’s largest retailers, including online retailers such as Nordstrom.com, Amazon.com, Macys.com and Zappos.com; national chains such as DSW, TJX Corporation (including TJ Maxx and Marshalls), Nordstrom Rack, Ross Stores and Kohl's; department stores such as Nordstrom, Macy’s, and Dillard's; mass merchandisers such as Walmart; and independent retailers such as Qurate Retail Group, which operates both QVC and Home Shopping Network.  We also sell product to a variety of international retail customers and distributors.  The loss of any one or more of our significant customers could have a material impact on our Brand Portfolio segment and the Company.

Our Brand Portfolio segment sold approximately 51 million pairs of shoes on a wholesale basis during 2019.  We sell footwear to wholesale customers on both a landed and a first-cost basis.  Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers.  Landed sales generally carry a higher profit rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership.  To allow for the prompt shipment on reorders and satisfy our growing e-commerce demand, we carry inventories of certain styles.  First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port. Many of these customers then import this product into the United States.

Products sold under license agreements accounted for approximately 16% of the sales of the Brand Portfolio segment in 2019, 20% of the segment's sales in 2018 and 23% of the segment's sales in 2017.  Caleres also receives license revenue from third parties related to certain owned brands, for use in connection with other brand-enhancing non-footwear product categories.

Direct-to-Consumer

Our Brand Portfolio segment also includes retail stores for certain brands, including Naturalizer, Allen Edmonds and Sam Edelman.  The number of our Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2019	2018	2017
Naturalizer	139	140	145
Allen Edmonds	74	76	78
Sam Edelman	15	13	13
Total	228	229	236

At the end of 2019, we operated 79 Naturalizer stores in Canada, 55 in the United States, four in China and one in Guam.  Of the 139 Naturalizer stores, approximately 50% are located in regional malls and average approximately 1,300 square feet in size, 49% of stores are located in outlet malls and average approximately 2,300 square feet in size and 1% of stores are located in strip centers and average approximately 2,000 square feet in size.  Total Naturalizer store square footage at the end of 2019 was approximately 243,000, compared to 253,000 in 2018.  During 2019, we operated 73 Allen Edmonds stores in the United States and one store in Italy, each averaging approximately 1,600 square feet. We operated 13 Sam Edelman stores in the United States and two in China at the end of 2019, each averaging approximately 2,400 square feet.

In connection with our omni-channel approach to reach consumers, we also operate Naturalizer.com, Naturalizer.ca, SamEdelman.com, AllenEdmonds.com, DrSchollsShoes.com, LifeStride.com, FrancoSarto.com, Vionicshoes.com, Ryka.com, Bzees.com, ViaSpiga.com, and ZodiacShoes.com, which offer substantially the same product selection to consumers as we sell to our wholesale customers.  Vince.com, FergieShoes.com, Blowfishshoes.com, and VeronicaBeard.com complement our distribution of those brands.

References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

Marketing

We continue to build on the recognition of our portfolio of brands to create differentiation and consumer loyalty.  Our marketing teams are responsible for the development and implementation of innovative marketing programs that serve the consumer facing needs of our portfolio of brands as well as that of our retail partners.  In 2019, we spent approximately $42.1 million in advertising and marketing support for our Brand Portfolio segment, including digital marketing and social media, production, product placement, consumer media advertising, print, trade shows and in-store displays.  The marketing teams are also responsible for driving the development of branding and content for our brand websites.  We continually focus on enhancing the effectiveness of these marketing efforts through market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers.  Our marketing teams are instrumental in continuing to drive growth in e-commerce sales, producing relevant and purpose-driven brand positioning and creating meaningful connections with consumers that have increased awareness and loyalty across our portfolio.  We continue to leverage consumer insights and data to inform marketing initiatives to capture a greater share of our target consumers’ spend as well as reach new audiences with a high propensity to purchase our products.

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

Sourcing Operations

In 2019, the sourcing operations sourced approximately 48 million pairs of shoes through a global network of third-party independent footwear manufacturers.  The majority of our footwear sourced is provided by approximately 46 manufacturers operating approximately 69 manufacturing facilities.  In certain countries, we use agents to facilitate and manage the development, production and shipment of product.  We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships.  While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.  Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style.

The following table provides an overview of our sourcing by country in 2019:

Country	Millions of Pairs
China	31.2
Vietnam	13.2
Ethiopia	1.6
Other	1.7
Total	47.7

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

Backlog

At February 1, 2020, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $295.4 million, compared to $331.6 million on February 2, 2019.  Most orders are for delivery within the next 90 to 120 days, and although orders are subject to cancellation, we have not experienced significant cancellations in the past.  The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders, capacity shifts at foreign manufacturers, and the volume of retail replenishment and e-commerce drop ship orders that are received immediately rather than in advance.  Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.  As further discussed in Item 1A, Risk Factors, the novel strain of the coronavirus that was detected in Wuhan, China in late 2019 and further developed into a global pandemic will result in fewer orders for a period of time or order cancellations and lower net sales.  Many of our wholesale customers have sought to cancel orders due to the temporary closure of retail stores and the uncertainty surrounding the duration of the pandemic and consumer sentiment.  The impact on our unfilled wholesale order position is unknown at this time.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person.  There is no family relationship between any of the named persons.  The terms of the following executive officers will expire in May 2020 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	64	Chief Executive Officer, President and Chairman of the Board of Directors
Molly P. Adams	57	Division President – Famous Footwear
Angela A. Bass	62	Senior Vice President, Chief Human Resources Officer
Daniel R. Friedman	59	Division President – Global Supply Chain
Kenneth H. Hannah	51	Senior Vice President, Chief Financial Officer
Todd E. Hasty	47	Senior Vice President, Chief Accounting Officer
Willis D. Hill	48	Senior Vice President, Chief Information Officer
Douglas W. Koch	68	Senior Vice President, Strategic Projects
John W. Schmidt	59	Division President – Brand Portfolio
Mark A. Schmitt	56	Senior Vice President, Chief Logistics Officer

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

Angela A. Bass, Senior Vice President, Chief Human Resources Officer since September 2019.  Owner and Principal Consultant, Angela A. Bass Consulting, LLC from August 2017 to August 2019.  Executive Vice President of Global Human Resources, Performance Sports Group Ltd from January 2012 to July 2017.

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

Todd E. Hasty, Senior Vice President, Chief Accounting Officer since January 2020.  Vice President, Chief Accounting Officer from March 2019 to January 2020.  Vice President, Controller from March 2016 to March 2019.  Vice President, Assistant Controller from October 2007 to March 2016.

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

Douglas W. Koch, Senior Vice President, Strategic Projects since September 2019.  Senior Vice President and Chief Human Resources Officer from January 2016 to September 2019.  Senior Vice President and Chief Talent and Strategy Officer from January 2011 to January 2016.  Senior Vice President and Chief Talent Officer from May 2005 to January 2011.  Senior Vice President, Human Resources from March 2002 to May 2005.

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

Mark A. Schmitt, Senior Vice President, Chief Logistics Officer since September 2018.  Senior Vice President, Chief Information Officer and Logistics from February 2013 to September 2018.  Senior Vice President and Chief Information Officer from January 2012 through February 2013.  Senior Director of Management Information Systems for Express Scripts from 2010 through 2011.  Various management information systems positions including Group Director with Anheuser-Busch InBev from 1996 to 2009.

ITEM 1A	RISK FACTORS

The recent cororavirus outbreak had adversely affected and continues to impact our business operations, store traffic and financial condition.

The outbreak of the coronavirus pandemic (“COVID-19”) both in the U.S. and globally, and related government and private sector responsive actions, has adversely affected and continues to impact our business operations.  It is impossible to predict the effect and ultimate impact of COVID-19 and the impact on the economy, the retail industry and the Company.  The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, which has impacted retail store traffic and consumer sentiment.  Effective March 19, 2020, we announced the temporary closure of all retail stores throughout the United States and Canada.  While the store closures are expected to be temporary, we cannot reasonably estimate the duration of the store closures, the impact on consumer demand and the impact to our wholesale customers that may also have been impacted by store closures, nor the impact to our 2020 financial results or cash flows.  The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.  A prolonged health crisis may have a material impact on the retail sector, consumer demand, and the Company's results of operations and liquidity.

Consumer demand for our products may be adversely impacted by economic conditions and other factors.

Worldwide economic conditions continue to be uncertain.  Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including COVID-19, fiscal policy, the changing tax and regulatory environment, interest rates, minimum wage rates and regulations, inflation, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions and the economic consequences of military action or terrorist activities.  Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products.  Negative trends in economic conditions could also drive up the cost of our products, which may require us to increase our product prices.  These increases in our product costs, and possibly prices, may not be offset by comparable increases in consumer disposable income.  As a result, our customers may choose to purchase fewer of our products or purchase the lower priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.  The COVID-19 outbreak and resulting global economic decline is expected to have an adverse impact on consumer demand for our products during 2020 and the long-term impact cannot be reasonably predicted.

A long-term decline in our stock price may result in impairment charges.

As a result of COVID-19 and the resulting impact to the economy, global stock prices have dropped considerably, including the Company's stock price.  If there is an extended period of lower stock market valuations or an extended closure timeframe for our retail stores and for those of our wholesale customers, the Company may be required to perform additional impairment tests for its goodwill and intangible assets and long-lived assets, which may result in material impairment charges during 2020.

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

Competition is intense in the footwear industry.  There has also been consolidation of competitors in the industry, resulting in certain competitors that are larger and have greater financial, marketing and technological resources than we do.  In addition, a move toward vertical integration by our competitors could create additional competitive pressures that may decrease our market share.  Other competitors are able to offer footwear on a lateral basis alongside their apparel products, or have successfully branded their trademarks as lifestyle brands, resulting in greater competitive advantages.  Low barriers to entry into this industry further intensify competition by allowing new companies to easily enter the markets in which we compete.  Some of our suppliers further compound these competitive pressures by allowing consumers to purchase their products directly through supplier-maintained Internet sites and retail stores.  The Internet facilitates price transparency and comparison shopping, which increases the level of competition we face and puts competitive pressure on us to keep our prices low.

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

We rely primarily on foreign sourcing for our footwear products through third-party manufacturing facilities located outside the United States.  As is common in the industry, we do not have any long-term contracts with our third-party foreign manufacturers.  Foreign sourcing is subject to numerous risks, including trade relations, work stoppages, transportation delays (including delays at foreign and domestic ports) and costs (including customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), domestic and foreign political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict, changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act) and geo-political events (including the potential impact of the withdrawal of the United Kingdom from the European Union, or "Brexit" that occurred on January 31, 2020).  In addition, China and other countries are experiencing a public health emergency due to COVID-19.  While we have experienced some disruption to our supply chain, we cannot accurately predict the full impact that the coronavirus epidemic will have on the ability of manufacturers either in China or in other countries to produce our products.  However, the majority of our factory partners are now operational.  There is also uncertainty surrounding U.S. presidential and congressional elections in 2020 and the impact of any changes to trade legislation.  At the same time, potential changes in manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

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
Recent international events have introduced greater uncertainty with respect to trade wars and tariffs, which may affect trade between the United States and other countries, particularly with China.  We rely primarily on foreign sourcing for our footwear through third-party manufacturing facilities located outside the United States, with the majority of our footwear sourced from manufacturing facilities in China that  is subject to a 15% tariff that became effective as of September 1, 2019.  Certain types of footwear were subject to a tariff that was to go into effect on December 15, 2019 but was later reversed.  While we continue to focus on mitigating the impact of the enacted tariffs, if we are unable to mitigate the impact or if there is a prolonged trade war involving the further escalation of tariffs, our product costs may increase on a significant portion of our branded footwear that we source internationally. Higher product costs may in turn result in lower gross margins in the future for products that we source from China.

Our operating results depend on preparing accurate sales forecasts and properly managing our inventory levels.

Using sales forecasts, we place orders with manufacturers for some of our products prior to the time we receive all of our customers’ orders to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery.  We also maintain an inventory of certain products that we anticipate will be in greater demand.  At the retail level, we place orders for products many months in advance of our key selling seasons.  Adverse economic conditions and rapidly changing consumer preferences can make it difficult for us and our retail customers to accurately forecast product trends in order to match production with demand.  If we fail to accurately assess consumer fashion tastes and the impact of economic factors on consumer spending or to effectively differentiate our retail and wholesale offerings, our inventory levels may exceed customer demand, resulting in inventory write-downs, higher carrying costs, lower gross margins or the sale of excess inventory at discounted prices, which could significantly impact our financial results.  Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require in a timely manner, we may experience inventory shortages.  Inventory shortages may delay shipments to customers (and possibly require us to offer discounts or costly expedited shipping), negatively impact retailer and distributor relationships, adversely impact our sales results and diminish brand awareness and loyalty.  The COVID-19 outbreak has resulted in lower sales, and lower sales projections, particularly in the first half of 2020.  The full impact of the pandemic and its impact on consumer sentiment is difficult to estimate.  In addition, the impact of the pandemic on our third-party independent manufacturers in China or other countries did cause temporary disruptions in our supply chain; however, the majority of our factory partners are now operational.

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
•

Certain of our major wholesale customers have experienced a significant downturn or disruption in their business, including the impact of COVID-19. Many of our wholesale customers are having temporary store closures and have sought to cancel orders.  If our customers continue to experience significant downturns or disruptions in their business, we expect these customers will reduce their purchases of our products.

•

Retailers are directly sourcing more of their products directly from foreign manufacturers and reducing their reliance on wholesalers, which could have a material adverse effect on our business and results of operations.

Transitional challenges with acquisitions could result in unexpected expenditures of time and resources.

Periodically, we pursue acquisitions of other companies or businesses, such as our 2018 acquisitions of Blowfish Malibu and Vionic, as further discussed in Note 2 to the consolidated financial statements.  Although we review the records of acquisition candidates, the review may not reveal all existing or potential problems.  As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated expenses and liabilities related to the acquisition.  Acquisitions may also cause us to incur debt, write-offs of goodwill or intangible assets if the business does not perform as well as expected and substantial amortization expenses associated with other intangible assets.  We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire or launch such businesses.  We also face the risk that we will not be able to integrate acquisitions into our existing operations effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems.  We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

A disruption in the effective functioning of our distribution centers could adversely affect our ability to deliver inventory on a timely basis.

We currently use several distribution centers, which are leased or third-party managed.  These distribution centers serve as the source of replenishment of inventory for our footwear stores and e-commerce websites operated by our Famous Footwear and Brand Portfolio segments and serve the wholesale operations of our Brand Portfolio segment.  Our success depends on our ability to handle the rapid consumer shift to online shopping and single pair shipments, which requires significant capital to operate with a greater level of sophistication and automation, as well as higher processing and distribution costs.  We may be unable to successfully manage, negotiate or renew our third-party distribution center agreements, or we may experience complications with respect to our distribution centers, such as substantial damage to, or destruction of, such facilities due to natural disasters or ineffective information technology systems.  In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis.  The COVID-19 outbreak may also adversely impact the effective operation of our distribution centers as a result of temporary retail store closures, labor shortages as a result of government mandates to stop the spread of the virus, or disruptions to the supply chain. Some of our distribution centers are located in California, which is a state that has been more severely impacted by COVID-19.

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

Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers.  Purchases from one major branded supplier, Nike, Inc., comprises approximately 23% of sales for the Famous Footwear segment.  As is common in the industry, we do not have any long-term contracts with our suppliers.  In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms.  While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations.  In addition, negative trends in global economic conditions may adversely impact our suppliers.  If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

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

Our quarterly sales and earnings may fluctuate, which may result in volatility in, or a decline in, our stock price.

Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control, including the following:

•	The recent COVID-19 pandemic has impacted the global economy. Sales and earnings in the first quarter of 2020 have been adversely impacted by the pandemic, and may continue to be impacted during 2020.
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

•	Our wholesale customers have been moving toward lower initial orders and more replenishment orders, which may result in shifts of sales between quarters.
•	Our estimated annual tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter.
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

A significant portion of our Famous Footwear sales are dependent on our Famous Footwear loyalty program, Famously You Rewards ("Rewards"), and any decrease in sales from Rewards could have a material adverse impact on our sales.

Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment.  Rewards members earn points toward savings certificates for qualifying purchases.  Upon reaching specified point values, members are issued a savings certificate, which may be redeemed for purchases at Famous Footwear.  Approximately 78% of our fiscal 2019 sales within the Famous Footwear segment were generated by our Rewards members.  If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

Our business, results of operations, financial condition and cash flows could be adversely affected by the failure of financial institutions to fulfill their commitments under our Credit Agreement.

The Third Amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on January 18, 2024, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $500.0 million in accordance with the terms of the Credit Agreement.  In addition, the Credit Agreement provides for an increase at the Company's option by up to $250.0 million.  As a result of COVID-19, many companies are relying on bank funding for working capital needs.  If one or more of the financial institutions participating in the Credit Agreement were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution may not be available to us.

If we are unable to maintain our credit rating, our ability to access capital and interest rates may be negatively impacted.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings.  Any negative ratings actions, such as the March 2020 downgrades of our credit rating by Moody's and S&P, could constrain the capital available to us or our industry and could limit our access to long-term funding or cause such access to be available at a higher borrowing cost for our operations.  We are dependent upon our ability to access capital at rates and on terms we determine to be attractive.  If our ability to access capital becomes constrained, our interest expense will likely increase, which could adversely affect our financial condition and results of operations.  In addition, as of February 1, 2020, total borrowing availability under the Credit Agreement was $214.1 million.  Failure to meet our debt covenants under the Credit Agreement may require the Company to seek waivers or amendments of the debt covenants, alternative or additional sources of financing or reduce expenditures.

ITEM 1B	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2	PROPERTIES

We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada, China, Guam and Italy and involve the operation of 1,177 shoe stores, including 101 in Canada.  All store locations, excluding our Perth, Ontario outlet store, are leased, with approximately 42% of them having renewal options.  The footwear sold through our domestic wholesale business is primarily processed through our leased distribution centers in Chino, California and Lebanon, Tennessee or our third-party facilities in Vacaville, California and Fontana, California.

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

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.”  As of February 1, 2020, we had 3,281 shareholders of record.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchases of common stock during the fourth quarter of 2019:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (2)
November 3, 2019 - November 30, 2019	—	$—	—	5,669,110
December 1, 2019 - January 4, 2020	1,238	22.33	—	5,669,110
January 5, 2020 - February 1, 2020	116,617	19.57	115,499	5,553,611
Total	117,855	$19.60	115,499	5,553,611

(1)

Includes shares purchased as part of our publicly announced stock repurchase program and shares that are tendered by employees related to certain share-based awards.  The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)

On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the purchase of up to 2,500,000 shares of our outstanding common stock either on the open market or in private transactions.  Under this plan, 1,704,240 shares were repurchased during 2019.  Therefore, there were 553,611 shares authorized to be repurchased under the 2018 Program as of February 1, 2020.  In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the purchase of up to 5,000,000 shares of our outstanding common stock either on the open market or in private transactions.  There were no shares repurchased under this plan during 2019.  Therefore, there were 5,000,000 shares authorized to be repurchased under the 2019 Program as of February 1, 2020.  Our repurchases of common stock are limited under our debt agreements.

Stock Performance Graph

The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices: (i) the S&P© SmallCap 600 Stock Index and (ii) a peer group of companies believed to be engaged in similar businesses.  Our peer group consists of Designer Brands, Inc., Genesco, Inc., Shoe Carnival, Inc., Skechers U.S.A., Inc., Steven Madden, Ltd. and Wolverine World Wide, Inc.

Our fiscal year ends on the Saturday nearest to each January 31.  Accordingly, share prices are as of the last business day in each fiscal year.  The graph assumes that the value of the investment in our common stock and each index was $100 at January 31, 2015.  The graph also assumes that all dividends were reinvested and that investments were held through February 1, 2020.  These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

*$100 invested on January 31, 2015 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020
Caleres, Inc.	$100.00	$95.55	$106.84	$104.39	$108.31	$65.00
Peer Group	100.00	91.88	91.82	118.72	114.75	122.32
S&P© SmallCap 600 Stock Index	100.00	95.31	128.67	146.79	147.31	157.07

ITEM 6	SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with the consolidated financial statements and notes thereto and the other information contained elsewhere in this report.  Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31.  Periodically, this results in a fiscal year that includes 53 weeks, which can affect annual comparisons.  Our 2017 fiscal year included 53 weeks, while our 2019, 2018, 2016 and 2015 fiscal years each included 52 weeks.

	2019	2018	2017	2016	2015
($ thousands, except per share amounts)	(52 Weeks)	(52 Weeks)	(53 Weeks)	(52 Weeks)	(52 Weeks)
Operations:
Net sales	$2,921,562	$2,834,846	$2,785,584	$2,579,388	$2,577,430
Cost of goods sold	1,737,202	1,678,502	1,616,935	1,517,397	1,529,627
Gross profit	1,184,360	1,156,344	1,168,649	1,061,991	1,047,803
Selling and administrative expenses	1,065,760	1,041,765	1,036,051	942,595	931,707
Impairment of goodwill and intangible assets (1)	—	98,044	—	—	—
Restructuring and other special charges, net	14,787	16,134	4,915	23,404	—
Operating earnings	103,813	401	127,683	95,992	116,096
Interest expense, net (2)	(33,123)	(18,277)	(17,325)	(13,731)	(15,690)
Loss on early extinguishment of debt	—	(186)	—	—	(10,651)
Other income, net	7,903	12,308	12,348	14,993	19,011
Earnings (loss) before income taxes	78,593	(5,754)	122,706	97,254	108,766
Income tax (provision) benefit	(16,511)	273	(35,475)	(31,168)	(26,942)
Net earnings (loss)	62,082	(5,481)	87,231	66,086	81,824
Net (loss) earnings attributable to noncontrolling interests	(737)	(40)	31	428	345
Net earnings (loss) attributable to Caleres, Inc.	$62,819	$(5,441)	$87,200	$65,658	$81,479
Operations:
Return on net sales	2.2%	(0.2)%	3.1%	2.5%	3.2%
Return on beginning Caleres, Inc. shareholders' equity	9.9%	(0.8)%	14.2%	10.9%	15.1%
Dividends paid	$11,422	$11,983	$12,027	$12,104	$12,253
Purchases of property and equipment	$44,533	$62,483	$44,720	$50,523	$73,479
Capitalized software	$5,619	$4,416	$6,458	$9,039	$7,735
Depreciation and amortization (3)	$72,816	$64,907	$65,831	$57,857	$52,606
Per Common Share:
Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$1.53	$(0.13)	$2.03	$1.52	$1.86
Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	1.53	(0.13)	2.02	1.52	1.85
Dividends paid	0.28	0.28	0.28	0.28	0.28
Ending Caleres, Inc. shareholders’ equity (4)	15.99	15.14	16.67	14.27	13.78
Financial Position:
Receivables, net	$162,181	$191,722	$152,613	$153,121	$153,664
Inventories, net	618,406	683,171	569,379	585,764	546,745
Working capital	31,349	123,111	416,630	316,150	484,766
Property and equipment, net	224,846	230,784	212,799	219,196	179,010
Total assets	2,431,707	1,838,568	1,489,415	1,475,273	1,303,323
Borrowings under revolving credit agreement	275,000	335,000	—	110,000	—
Long-term debt	198,391	197,932	197,472	197,003	196,544
Caleres, Inc. shareholders’ equity	645,950	634,053	717,489	613,117	601,484
Average common shares outstanding – basic	39,796	41,756	41,801	42,026	42,455
Average common shares outstanding – diluted	39,853	41,756	41,980	42,181	42,656

(1)

During 2018, we recognized $98.0 million of impairment charges associated with the goodwill and intangible assets of our Allen Edmonds business.  Refer to Note 11 to the consolidated financial statements for further discussion.

(2)	Interest expense, net in 2019 includes $6.0 million of accretion and fair value adjustments for the mandatory purchase obligation associated with the acquisition of Blowfish Malibu in July 2018. Refer to Note 2 and Note 15 to the consolidated financial statements for further discussion.
(3)

Depreciation and amortization includes depreciation of property and equipment and amortization of capitalized software, intangibles and debt issuance costs, and debt discount.  The amortization of debt issuance costs and debt discount is reflected within interest expense, net in our consolidated statements of earnings (loss) and totaled $7.2 million in 2019, $2.2 million in 2018, $1.8 million in 2017, $1.7 million in 2016 and $1.2 million in 2015.

(4)	Ending Caleres, Inc. shareholders' equity is calculated by dividing Caleres, Inc. shareholders' equity by common shares outstanding at the end of the respective periods.

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

OVERVIEW

Recent Developments

In December 2019, COVID-19, a contagious respiratory illness, was first identified in Wuhan, China.  The worldwide spread of COVID-19 has caused travel and business disruption, as well as stock market volatility.  There have been government mandates to stay at home or avoid large gatherings of people and consumer fear of becoming ill continues to grow.  As a result, we have temporarily closed all of our Famous Footwear and Brand Portfolio stores in North America, effective March 19, 2020, for a minimum period of two weeks.  While we continue to operate our e-commerce businesses, we have experienced a loss in sales and earnings as a result of the significant decline in customer traffic, both at our own retail stores and at those of our wholesale customers.  Although the store closures are expected to be temporary, we cannot estimate the duration of the store closures and the impact to consumer sentiment, or the impact to the Company's financial operations and cash flows in 2020.  In addition, we rely upon the facilities of our third-party manufacturers and offices in China and other countries to support our international business, as well as to export our products throughout the world.  While we did experience some temporary disruption in our supply chain, the majority of our factory partners are now operational.

We are closely monitoring the changing landscape with respect to COVID-19 and taking actions to effectively manage our business and support our consumers, while ensuring the health and safety of our associates.  Nearly all associates have been empowered to work from home. We are taking steps to manage the Company's resources conservatively by reducing and/or deferring capital expenditures, inventory purchases and operating expenses to mitigate the adverse impact of the pandemic.  These steps include, but are not limited to, associate furloughs for a significant portion of our workforce and salary reductions for all remaining associates during the temporary store closures, including associates at our distribution centers and corporate offices; minimizing costs associated with our closed retail facilities; reducing marketing expenses and reducing variable expenses during the store closure period.  We also plan to reduce capital expenditures and defer Famous Footwear store remodels and planned store openings.  In addition, as a precautionary measure to increase its cash position and preserve financial flexibility given the uncertainty in the United States and global markets resulting from COVID-19, the Company has increased the borrowings on its revolving credit facility from $275.0 million at February 1, 2020 to $440.0 million at the date of this filing.  Borrowings under the revolving credit facility will bear interest at LIBOR plus a spread of between 1.25% and 1.5%.  Proceeds from the revolving credit facility may be used for working capital needs or general business purposes.

Business Overview

We are a global footwear company with annual net sales of $2.9 billion.  Our shoes are worn by people of all ages and our mission is to inspire people to feel great...feet first.  We offer the consumer a powerful portfolio of footwear brands built on deep consumer insights generating unwavering consumer loyalty and trust.  As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points.  We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels.  A combination of thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands.  Our business strategy is focused on continued market share gains, growing our e-commerce business and leveraging our recent investments, while remaining focused on changing consumer demand.

Famous Footwear

Our Famous Footwear segment includes our Famous Footwear stores, Famous.com and FamousFootwear.ca in Canada.  Famous Footwear is one of America’s leading family–branded footwear retailers with 949 stores at the end of 2019 and net sales of $1.6 billion in 2019.  Our focus for the Famous Footwear segment is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion and athletic footwear at a great price, coupled with exclusive products.

Brand Portfolio

Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns.  The segment is comprised of the Naturalizer, Sam Edelman, Vionic, Allen Edmonds, Dr. Scholl's Shoes, Franco Sarto, LifeStride, Blowfish Malibu, Vince, Rykä, Bzees, Fergie, Carlos, Via Spiga, Veronica Beard and Zodiac brands.  Through these brands, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace.  We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.  Our Brand Portfolio segment operates 228 retail stores in the United States, Canada, China and Guam for our Naturalizer, Allen Edmonds and Sam Edelman brands.  This segment also includes our e-commerce businesses that sell our branded footwear.  In addition, during 2019, we announced a joint venture with Brand Investment Holding, a member of the Gemkell Group.  The joint venture expands our international presence by distributing our Naturalizer and Sam Edelman brands in greater China, including Hong Kong, Macau and Taiwan.

Financial Highlights

The following is a summary of the financial highlights for 2019:

•

Consolidated net sales increased $86.8 million, or 3.1%, to $2,921.6 million in 2019, compared to $2,834.8 million last year, driven by our 2018 acquisitions of Vionic and Blowfish Malibu, which contributed net sales growth of $132.1 million and $40.7 million, respectively, net of eliminations ($132.6 million and $46.5 million, respectively, to the Brand Portfolio segment).  Sales growth from acquisitions was partially offset by lower sales of certain brands in our Brand Portfolio segment, including Sam Edelman and Allen Edmonds.  Our Famous Footwear segment experienced an $18.7 million, or 1.2%, decrease in net sales attributable to the decline in the number of our retail stores, while same-store sales improved by 2.0%.

•

Consolidated operating earnings increased to $103.8 million in 2019, compared to $0.4 million last year.  The increase was primarily driven by the $98.0 million impairment charge in 2018 related to goodwill and intangible assets for our Allen Edmonds business, and a full year of earnings contribution from our 2018 acquisitions of Vionic and Blowfish Malibu, as described below.

•	Consolidated net income attributable to Caleres, Inc. was $62.8 million, or $1.53 per diluted share, in 2019, compared to a net loss of $5.4 million, or $0.13 per diluted share, last year.

The following items should be considered in evaluating the comparability of our 2019 and 2018 results:

•	Acquisition of Vionic – On October 18, 2018, we acquired the Vionic business for $360.7 million, which was funded with borrowings under our revolving credit agreement. Vionic contributed net sales of $177.4 million in 2019 and $45.3 million during the period from acquisition through February 2, 2019. In aggregate, we incurred charges related to the acquisition and integration of Vionic of $7.7 million ($5.7 million on an after-tax basis, or $0.14 per diluted share) during 2019 and $13.4 million ($9.9 million on an after-tax basis, or $0.23 per diluted share) during 2018. These charges included $5.8 million and $8.9 million of incremental cost of goods sold related to the amortization of the inventory fair value adjustment required for purchase accounting in 2019 and 2018, respectively, and $1.9 million and $4.5 million of acquisition and integration-related costs in 2019 and 2018, respectively, which are presented as restructuring and other special charges, net. Refer to Note 2 and Note 5 to the consolidated financial statements for further discussion.

•	Acquisition of Blowfish Malibu – On July 6, 2018, we acquired a controlling interest in Blowfish Malibu. Blowfish Malibu contributed net sales of $55.8 million in 2019 and $15.2 million during the period from acquisition through February 2, 2019. We incurred acquisition and integration-related charges of $2.0 million ($1.6 million on an after-tax basis, or $0.04 per diluted share) during 2018, including $1.7 million of incremental cost of goods sold related to the amortization of the inventory fair value adjustment required for purchase accounting, and $0.3 million of other acquisition and integration-related costs, which are presented as restructuring and other special charges, net. There were no corresponding charges in 2019. Refer to Note 2 and Note 5 to the consolidated financial statements for further discussion. In addition, as discussed further in Note 2 and Note 15 to the consolidated financial statements, the noncontrolling interest is subject to a mandatory purchase obligation after a three-year period, based upon an earnings multiple formula. During 2019, we recorded fair value adjustments of $5.4 million ($4.0 million on an after-tax basis, or $0.10 per diluted share), which is recorded as interest expense, net in the consolidated statement of earnings.

•	Incentive and share-based compensation plans – During 2019, our incentive and share-based compensation expenses decreased by approximately $18.3 million compared to 2018, due to lower anticipated payments associated with these plans and lower expenses for our cash-equivalent restricted stock units granted to directors, reflecting the Company's lower stock price.

•	Expense containment initiatives – We incurred charges of $15.0 million ($11.2 million on an after-tax basis, or $0.27 per diluted share) during 2019, related to our expense containment initiatives, with no corresponding charges last year. These costs included employee-related costs for severance, including health care benefits and enhanced pension benefits, primarily associated with the Voluntary Early Retirement Program ("VERP") in the fourth quarter of 2019. We anticipate annualized savings of between $8 million and $10 million as a result of these initiatives.

•	Lease Accounting – We adopted Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"), during the first quarter of 2019 using the modified retrospective transition method. Prior period financial information in the consolidated financial statements has not been adjusted and is presented under the guidance in ASC 840, Leases ("ASC 840"). As a result of the adoption of ASC 842, we recorded operating lease right-of-use assets of $729.2 million and lease liabilities of $791.7 million as of February 2, 2019. In addition, adoption of the standard has resulted in higher asset impairment charges for under-performing retail stores as a direct result of including the related right-of-use asset in the asset group that is evaluated for impairment. We recognized $4.9 million of impairment charges on lease right-of-use assets during 2019 with no corresponding impairment charges in 2018.

•	Brand exits – In connection with the decision in 2019 to exit our Carlos brand and reposition our Via Spiga brand, we incurred incremental costs of $3.5 million ($2.6 million on an after-tax basis, or $0.06 per diluted share). Of these charges, $3.0 million primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings (loss). The remaining $0.5 million represents severance and other related costs and is presented in restructuring and other special charges. In 2018, we decided to exit two of our Brand Portfolio brands, Diane von Furstenberg ("DVF") and George Brown Bilt ("GBB"). In connection with that decision, we incurred costs of $2.4 million ($1.8 million on an after-tax basis, or $0.04 per diluted share). Of these charges, $1.8 million primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings (loss) and the remaining $0.6 million for severance and other related costs is presented in restructuring and other special charges. Refer to Note 5 to the consolidated financial statements for further discussion.

•	Impairment of goodwill and intangible assets – During 2018, we recorded impairment charges of $98.0 million ($83.0 million on an after-tax basis, or $1.93 per diluted share) for the impairment of goodwill and intangible assets for our Allen Edmonds business. The impairment charges were driven by several factors, including the decision to change the brand's pricing structure to be less promotional in the future, which resulted in a decline in projected revenue. In addition, rising interest rates and less favorable operating results in 2018 contributed to the need for the impairment charges. There were no corresponding impairment charges in 2019. See Note 1 and Note 11 to the consolidated financial statements for additional information related to these charges.

•

Logistics transition – During the fourth quarter of 2018, we incurred costs of $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) associated with the transition from our third-party operated warehouse in Chino, California to our new company-operated Brand Portfolio warehouse facilities in California, as well as the transition from our Allen Edmonds distribution center in Port Washington, Wisconsin to our retail distribution center in Lebanon, Tennessee.  In addition to the fourth quarter transition costs, we also incurred approximately $7 million of initial start-up and duplicate expenses earlier in 2018 associated with the distribution center transitions.  Refer to Note 5 to the consolidated financial statements for further discussion.

•

Acquisition, integration and reorganization of men's brands – During 2018, we incurred costs of $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) related to the integration and reorganization of our men's brands, primarily to consolidate and relocate certain business functions into our St. Louis headquarters and to reduce and optimize manufacturing capacity in our Port Washington, Wisconsin facility.  These charges were recorded as restructuring and other special charges, net on the consolidated statements of earnings (loss).  There were no corresponding costs incurred in 2019.  Refer to Note 2 and Note 5 to the consolidated financial statements for additional information.

•

Segment Presentation – During the first quarter of 2019, we changed our segment presentation to present net sales of the Brand Portfolio segment inclusive of both external and intersegment sales, with the elimination of intersegment sales and profit from Brand Portfolio to Famous Footwear reflected within the Eliminations and Other category.  This presentation reflects the independent business models of both Brand Portfolio and Famous Footwear, as well as growth in intersegment activity driven by the acquisitions of Vionic and Blowfish Malibu.  Prior period information has been recast to conform to the current presentation

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Same-store sales

The same-store sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year.  Management uses the same-store sales metric as a measure of an individual store's success to determine whether it is performing in line with expectations.  Our same-store sales metric is calculated by comparing the sales in stores that have been open at least 13 months to the comparable retail calendar weeks in the prior year.  Relocated stores are treated as new stores and closed stores are excluded from the calculation.  The sales change from new and closed stores, net metric reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.  We believe the same-store sales metric is useful to shareholders and investors in determining the portion of our net sales derived from growth in existing locations compared to the portion derived by the opening of new stores.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store's success to determine whether it is performing in line with expectations.  The sales per square foot metric presented below is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.

Comparison of Financial Results

The following sections discuss the consolidated and segment results of our operations for the year ended February 1, 2020 compared to the year ended February 2, 2019.  For  a discussion of the year ended February 2, 2019 compared to the year ended February 3, 2018, refer to Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 2, 2019.

CONSOLIDATED RESULTS
	2019		2018		2017
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,921.6	100.0%	$2,834.8	100.0%	$2,785.6	100.0%
Cost of goods sold	1,737.2	59.5%	1,678.5	59.2%	1,617.0	58.0%
Gross profit	1,184.4	40.5%	1,156.3	40.8%	1,168.6	42.0%
Selling and administrative expenses	1,065.8	36.5%	1,041.8	36.7%	1,036.0	37.2%
Impairment of goodwill and intangible assets	—	—%	98.0	3.5%	—	—%
Restructuring and other special charges, net	14.8	0.4%	16.1	0.6%	4.9	0.2%
Operating earnings	103.8	3.6%	0.4	0.0%	127.7	4.6%
Interest expense, net	(33.1)	(1.2)%	(18.3)	(0.6)%	(17.3)	(0.6)%
Loss on early extinguishment of debt	—	—%	(0.2)	(0.0)%	—	—%
Other income, net	7.9	0.3%	12.3	0.4%	12.3	0.4%
Earnings (loss) before income taxes	78.6	2.7%	(5.8)	(0.2)%	122.7	4.4%
Income tax (provision) benefit	(16.5)	(0.6)%	0.3	0.0%	(35.5)	(1.3)%
Net earnings (loss)	62.1	2.1%	(5.5)	(0.2)%	87.2	3.1%
Net (loss) earnings attributable to noncontrolling interests	(0.7)	0.0%	(0.1)	(0.0)%	0.0	0.0%
Net earnings (loss) attributable to Caleres, Inc.	$62.8	2.1%	$(5.4)	(0.2)%	$87.2	3.1%

Net Sales

Net sales increased $86.8 million, or 3.1%, to $2,921.6 million in 2019, compared to $2,834.8 million last year, primarily reflecting the impact of our acquisitions in 2018.  However, we experienced weakness in the fashion footwear market during the second half of 2019, in particular with lower sales to the value channel and lower demand for closeout products.  Our Brand Portfolio segment reported a $92.9 million, or 7.1%, increase in net sales, driven by sales from our acquisitions of Vionic in October 2018 and Blowfish Malibu in July 2018.  On a consolidated basis, Vionic and Blowfish Malibu contributed $132.1 million and $40.7 million in net sales growth, respectively, for 2019 ($132.6 million and $46.5 million, respectively, to the Brand Portfolio segment).  The increase in sales from acquisitions was partially offset by lower sales from our Sam Edelman, Allen Edmonds, Dr. Scholl's and Naturalizer brands.  Net sales of our Famous Footwear segment decreased $18.7 million, or 1.2%, primarily driven by a decrease in our store base (43 fewer stores at the end of 2019 as compared to the end of 2018).

Gross Profit

Gross profit increased $28.1 million, or 2.4%, to $1,184.4 million in 2019, compared to $1,156.3 million in 2018 driven by our net sales growth.  As a percentage of net sales, our gross profit rate decreased to 40.5% in 2019, compared to 40.8% in 2018, reflecting the promotional retail environment and a higher mix of e-commerce business.  Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental freight expenses.  Cost of goods sold in 2019 includes $5.8 million related to the amortization of the inventory fair value adjustment required by purchase accounting from our Vionic acquisition and $3.0 million of incremental cost of goods sold associated with the decision to exit our Carlos brand and reposition our Via Spiga brand.  Cost of goods sold in 2018 included special charges of $10.6 million related to the amortization of the inventory adjustments required by purchase accounting from our Vionic and Blowfish Malibu acquisitions and $1.8 million of incremental cost of goods sold associated with the decision to exit our DVF and GBB brands.  During 2019, we also experienced a higher mix of wholesale versus retail sales.  Wholesale sales typically carry lower gross profit rates than retail sales.  Retail and wholesale net sales were 61% and 39%, respectively, in 2019 compared to 65% and 35%, respectively, in 2018.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expenses, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $24.0 million, or 2.3%, to $1,065.8 million in 2019, compared to $1,041.8 million last year, driven by additional expenses associated with the full year impact of our acquired Vionic and Blowfish Malibu brands in 2018, including higher amortization expense on intangible assets, partially offset by lower expenses associated with cash and stock-based incentive compensation plans and lower store rent and facilities costs due to a smaller store base.  As a percentage of net sales, selling and administrative expenses decreased to 36.5% in 2019 from 36.7% last year.

Impairment of Goodwill and Intangible Assets

During 2018, we recognized impairment charges of $98.0 million ($83.0 million on an after-tax basis, or $1.93 per diluted share) for the impairment of goodwill and the tradename associated with our Allen Edmonds business.  The impairment charges were primarily driven by the decision to change the brand's pricing structure to be less promotional in the future, which resulted in a decline in projected revenue.  In addition, rising interest rates and less favorable operating results contributed to the need for the 2018 impairment charges.  There were no corresponding impairment charges in 2019.  Refer to Note 1 and Note 11 to the consolidated financial statements for additional information related to these charges.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $14.8 million in 2019, compared to $16.1 million in 2018 as follows:

•	Expense containment initiatives of $12.4 million ($9.2 million on an after-tax basis, or $0.22 per diluted share) in 2019, including employee-related costs for severance, health care and enhanced pension benefit, primarily associated with the VERP;
•

Acquisition and integration-related costs for Vionic of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) in 2019, compared to $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) in 2018;

•	Brand Portfolio brand exit costs of $0.5 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) in 2019 related to the exit of our Carlos brand and repositioning of our Via Spiga brand, compared to $0.6 million ($0.5 million on an after-tax basis, or $0.01 per diluted share) in 2018 related to the exit of our DVF and GBB brands;
•	Integration and reorganization costs related to our men's business in 2018 of $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share);
•	Transition costs related to our distribution centers of $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) in 2018;
•	Costs associated with the restructuring of our retail operations of $0.4 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) in 2018;
•	Acquisition and integration-related costs for Blowfish Malibu of $0.3 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) in 2018.

The nature of the above charges are more fully described in the Financial Highlights section above and Note 5 to the consolidated financial statements.

Operating Earnings

Operating earnings increased $103.4 million to $103.8 million in 2019, compared to $0.4 million last year, primarily reflecting the non-recurrence of the $98.0 million impairment charge related to goodwill and intangible assets in 2018 and a full year of earnings contribution from our 2018 acquisitions of Vionic and Blowfish Malibu, partially offset by the impacts of a more competitive and promotional retail environment.

Interest Expense, Net

Interest expense, net increased $14.8 million, or 80.9%, to $33.1 million in 2019, compared to $18.3 million last year, reflecting the full year impact of higher interest expense on our revolving credit agreement, which was used to fund the acquisition of Vionic in the third quarter of 2018, and accretion and fair value adjustment to the mandatory purchase obligation associated with the Blowfish Malibu acquisition of $6.0 million.  We anticipate interest expense to remain higher than historical levels as we pay down the revolving credit agreement and as we continue to remeasure the Blowfish Malibu mandatory purchase obligation each quarter until mid-2021.  Refer to Note 15 to the consolidated financial statements for additional information related to the mandatory purchase obligation.

Other Income, Net

Other income, net decreased $4.4 million, or 35.8%, to $7.9 million in 2019, compared to $12.3 million in 2018, driven by the settlement charge associated with the VERP and lower return on assets for our domestic pension plans.  Refer to Note 6 to the consolidated financial statements for additional information related to our retirement plans.

Income Tax (Provision) Benefit

Our consolidated effective tax rate was 21.0% in 2019, compared to 4.7% in 2018.  In 2019, our effective tax rate was impacted by discrete tax benefits totaling $1.4 million, primarily reflecting adjustments to tax rates in state and other international jurisdictions.  In 2018, our effective tax rate was impacted by several factors, including the non-deductibility of our goodwill impairment charge of $38.0 million, as further discussed in Note 11 to the consolidated financial statements.  In addition, discrete tax benefits totaling $5.9 million were recognized in 2018, primarily reflecting adjustments associated with the Tax Cuts and Jobs Act (the "Act") and related actions for state and other international jurisdictions (in aggregate, "income tax reform").  Refer to further discussion in Note 7 to the consolidated financial statements.  The effective tax rate in 2019 was also impacted by a higher mix of foreign earnings, as our foreign earnings are generally subject to lower tax rates.  If the impairment charges had not been recognized in 2018 and the discrete tax benefits had not been recognized in 2019 and 2018, the Company's effective tax rates would have been 22.7% and 22.3%, respectively.  Refer to Note 7 to the consolidated financial statements for additional information regarding our tax rates.

Net Earnings (Loss) Attributable to Caleres, Inc.

Consolidated net earnings attributable to Caleres, Inc. was $62.8 million in 2019, compared to a net loss of $5.4 million last year, reflecting the factors described above.

Geographic Results

We have both domestic and foreign operations.  Domestic operations include the nationwide operation of our Famous Footwear and other branded retail footwear stores, the wholesale distribution of footwear to numerous retail consumers and the operation of our e-commerce websites.  Foreign operations primarily consist of wholesale operations in the Far East and Canada, retail operations in Canada and China and the operation of our international e-commerce websites.  In addition, we license certain of our trademarks to third parties who distribute and/or operate retail locations internationally.  The Far East operations include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.  The breakdown of domestic and foreign net sales and earnings before income taxes is as follows:

	2019		2018		2017
		Earnings Before		Earnings (Loss) Before		Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,727.1	$37.3	$2,656.9	$40.0	$2,611.5	$78.2
Foreign	194.5	41.3	177.9	(45.8)	174.1	44.5
	$2,921.6	$78.6	$2,834.8	$(5.8)	$2,785.6	$122.7

As a percentage of sales, the pre-tax profitability on foreign sales is higher than on domestic sales because of a lower cost structure and the inclusion of the unallocated corporate administrative and other costs in domestic earnings.  In 2018, our foreign earnings were impacted by the goodwill and tradename impairment charges described earlier.

FAMOUS FOOTWEAR
	2019		2018		2017
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,588.1	100.0%	$1,606.8	100.0%	$1,637.6	100.0%
Cost of goods sold	912.7	57.5%	916.0	57.0%	913.2	55.8%
Gross profit	675.4	42.5%	690.8	43.0%	724.4	44.2%
Selling and administrative expenses	595.0	37.5%	605.1	37.7%	631.6	38.6%
Restructuring and other special charges, net	3.5	0.2%	0.4	0.0%	0.6	0.0%
Operating earnings	$76.9	4.8%	$85.3	5.3%	$92.2	5.6%

Key Metrics
Same-store sales % change (on a 52-week basis)	2.0%		1.5%		1.4%
Same-store sales $ change (on a 52-week basis)	$31.1		$23.8		$21.7
Sales change from 53rd week	$-		$(19.7)		$19.7
Sales change from new and closed stores, net (on a 52-week basis)	$(49.3)		$(34.5)		$5.5
Impact of changes in Canadian exchange rate on sales	$(0.5)		$(0.4)		$0.6

Sales per square foot, excluding e-commerce (on a 52-week basis)	$223		$220		$218
Square footage (thousands sq. ft.)	6,281		6,552		6,972

Stores opened	12		17		34
Stores closed	55		51		63
Ending stores	949		992		1,026

Net Sales

Net sales decreased $18.7 million, or 1.2%, to $1,588.1 million in 2019, compared to $1,606.8 million last year, primarily driven by a decrease in our store base, which resulted in a $49.3 million decrease in sales from new and closed stores.  Since 2017, we have had net closures of 77 stores, or 8%, as we continue to focus on optimizing our store base and eliminating underperforming locations.  This decrease was partially offset by a 2.0% increase in same-store sales and continued growth in e-commerce sales.  Famous Footwear experienced strong growth in sales of lifestyle athletic product and a positive trend in boots, partially offset by weakness in dress shoes. Sales per square foot, excluding e-commerce, increased 1.0% to $223, compared to $220 last year.  During the first quarter of 2019, we introduced a new customer loyalty program, Famously You Rewards ("Rewards"), which drove an increase in sales to members and retention rate improvement.  Members of our customer loyalty program continue to account for a majority of the segment's sales, with approximately 78% of our net sales to loyalty program members in 2019 and 76% in 2018.  We plan to continue to evolve this program to strengthen the connections with our consumers.

Gross Profit

Gross profit decreased $15.4 million, or 2.2%, to $675.4 million in 2019, compared to $690.8 million in 2018, reflecting lower net sales and a lower gross profit rate, driven by a more competitive and promotional retail environment.  As a percentage of net sales, our gross profit rate decreased to 42.5% in 2019, compared to 43.0% in 2018, reflecting the promotional retail environment and higher freight expenses due to strong growth in e-commerce sales in 2019.  We expect the trend toward a higher mix of e-commerce sales to continue as a result of the investment we have made in our e-commerce platform, allowing us to offer new capabilities, enhanced customer experiences and the ability to quickly adapt to changing consumer dynamics.

Selling and Administrative Expenses

Selling and administrative expenses decreased $10.1 million, or 1.7%, to $595.0 million during 2019 compared to $605.1 million last year.  The decrease was driven primarily by lower rent and facilities expense attributable to our smaller store base (43 fewer stores at the end of 2019 versus 2018), partially offset by higher marketing expenses, and an increase in impairment charges related to lease right-of-use assets subsequent to the adoption of ASC 842, as further discussed in Note 1 to the consolidated financial statements.  The increase in marketing expense is attributable to additional marketing to support the new Rewards program that was launched in the first quarter of 2019, as well as additional television and radio advertising during the key back-to-school and holiday periods.  As a percentage of net sales, selling and administrative expenses decreased slightly to 37.5% in 2019 from 37.7% last year.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $3.5 million and $0.4 million in 2019 and 2018, respectively, related to the expense containment initiatives, as further discussed in Note 5 to the consolidated financial statements.

Operating Earnings

Operating earnings decreased $8.4 million, or 9.8%, to $76.9 million for 2019, compared to $85.3 million last year, reflecting lower net sales, a decline in gross profit rate and the other factors described above. As a percentage of net sales, our operating earnings decreased to 4.8% in 2019 from 5.3% in 2018.

BRAND PORTFOLIO
	2019		2018		2017
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,406.5	100.0%	$1,313.6	100.0%	$1,233.1	100.0%
Cost of goods sold	899.9	64.0%	846.7	64.5%	788.9	64.0%
Gross profit	$506.6	36.0%	$466.9	35.5%	$444.2	36.0%
Selling and administrative expenses	442.7	31.5%	399.1	30.4%	362.4	29.4%
Impairment of goodwill and intangible assets	—	—%	98.0	7.5%	—	—%
Restructuring and other special charges, net	5.7	0.4%	10.6	0.8%	1.6	0.1%
Operating earnings (loss)	$58.2	4.1%	$(40.8)	(3.1)%	$80.2	6.5%

Key Metrics
Direct-to-consumer (% of net sales) (1)	42%		39%		26%
Wholesale/retail sales mix (%)	81%/19%		80%/20%		74%/26%
Change in wholesale net sales ($) (2)	$107.6		$85.7		$(1.7)
Unfilled order position at year-end	$295.4		$331.6		$262.1

Same-store sales % change (on a 52-week basis) (3)	(5.8)%		(0.1)%		6.4%
Same-store sales $ change (on a 52-week basis) (3)	$(15.5)		$(0.1)		$7.5
Sales change from 53rd week	$-		$(3.7)		$3.7
Sales change from new and closed stores, net (on a 52-week basis) (4)	$1.5		$(1.3)		$148.2
Impact of changes in Canadian exchange rate on retail sales	$(0.7)		$(0.6)		$1.0

Sales per square foot, excluding e-commerce (on a 52-week basis) (3)	$390		$417		$327
Square footage, end of year (thousands sq. ft.)	387		394		405

Stores opened	11		7		15
Stores closed	12		14		13
Ending stores	228		229		236

(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites, sales to online-only retailers and sales through customers’ websites that we fulfill on a drop-ship basis.
(2)

The wholesale net sales change includes sales from our acquired Vionic brand of $178.4 million and $45.8 million for 2019 and 2018, respectively, and sales from our acquired Blowfish Malibu brand of $64.6 million and $18.0 million for 2019 and 2018, respectively.

(3)	Because these metrics require stores to be included in our results for 13 continuous months, the calculations for 2017 exclude our Allen Edmonds business, which was acquired in December 2016.
(4)	This metric for 2017 includes net sales from our 69 acquired Allen Edmonds retail stores. The sales change from these retail stores for 2019 and 2018 is included in the same-store sales metric.

Net Sales

Net sales increased $92.9 million, or 7.1%, to $1,406.5 million in 2019, compared to $1,313.6 million last year.  The increase primarily reflects our acquisitions of Vionic in October 2018 and Blowfish Malibu in July 2018, which contributed $132.6 million and $46.5 million in net sales growth, respectively, for 2019.  The increase in sales from our acquisitions was partially offset by lower sales from our Sam Edelman, Allen Edmonds, Dr. Scholl's and Naturalizer brands.  The organic sales decline was driven by a decline in women's fashion footwear and slowing of growth in sport-inspired footwear.  We also experienced challenging selling conditions in the value channel and a change in inventory management practices by retailers, which in some instances limited orders.  We continue to strategically manage our portfolio of brands.  During 2019, we entered into a partnership with Veronica Beard and transformed and relaunched the Zodiac brand, while making the decision to shift away from the Carlos Santana brand and reposition the Via Spiga brand.  We opened 11 stores and closed 12 stores during 2019, resulting in a total of 228 stores at the end of 2019.  Sales per square foot, excluding e-commerce, decreased 6.5% to $390, compared to $417 last year.  Our unfilled order position for our wholesale business decreased $36.2 million, or 10.9%, to $295.4 million at the end of 2019, compared to $331.6 million at the end of last year.  The decrease in our backlog order levels reflects an industry shift to a more dynamic and on-demand ordering pattern, with lower initial orders but higher replenishment later in the season. Due to the impact of COVID-19, many of our wholesale customers have sought to cancel orders due to the temporary closure of retail stores and the uncertainty surrounding the duration of the pandemic and customer sentiment. The impact on our unfilled wholesale order position is unknown at this time.

Gross Profit

Gross profit increased $39.7 million, or 8.5%, to $506.6 million in 2019, compared to $466.9 million last year, primarily reflecting net sales growth, which was fueled by recent acquisitions.  This increase was partially offset by a more competitive and promotional retail environment, which yielded a lower volume of replenishment orders for our product, as well as a higher mix of e-commerce business.  Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental freight expenses.  In addition, during 2019, the Brand Portfolio segment recognized a total of $8.8 million of incremental cost of goods sold, compared to $12.4 million in 2018.  Cost of goods sold in 2019 includes $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) of incremental cost of goods sold related to purchase accounting inventory adjustments and $3.0 million ($2.2 million on an after-tax basis, or $0.05 per diluted share) associated with the decision to exit our Carlos brand and reposition our Via Spiga brand, as further discussed in the Overview section above.  In 2018, cost of goods sold includes $10.6 million ($7.9 million on an after-tax basis, or $0.18 per diluted share) associated with purchase accounting inventory adjustments and $1.8 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) associated with the decision to exit our DVF and GBB brands.  As a percentage of sales, our gross profit rate increased to 36.0% in 2019, compared to 35.5% last year.

Selling and Administrative Expenses

Selling and administrative expenses increased $43.6 million, or 10.9%, to $442.7 million during 2019, compared to $399.1 million last year, driven by higher expenses from our Vionic and Blowfish Malibu acquisitions, partially offset by lower expenses associated with cash and stock-based incentive compensation expenses.  As a percentage of net sales, selling and administrative expenses increased to 31.5% in 2019 from 30.4% last year, reflecting the above named factors.

Impairment of Goodwill and Intangible Assets

We incurred impairment charges of $98.0 million during 2018 for the impairment of goodwill and the tradename for our Allen Edmonds business.  The impairment charges were driven by several factors, including the decision to change the brand's pricing structure to be less promotional in the future, which resulted in a decline in projected revenue.  In addition, rising interest rates and less favorable operating results contributed to the need for the 2018 impairment charges.  There were no corresponding impairment charges in 2019.  See Note 1 and Note 11 to the consolidated financial statements for additional information related to the impairment.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $5.7 million in 2019 were comprised of $5.1 million for expense containment initiatives and $0.6 million of costs associated with the decision to exit the Carlos brand.  In 2018, restructuring and other special charges of $10.6 million were comprised of $5.4 million for the integration and reorganization of our men's brands, $4.5 million of expenses related to the transition of two of our distribution centers and $0.6 million of costs associated with the decision to exit the DVF and GBB brands.  Refer to Note 2 and Note 5 to the consolidated financial statements for additional information related to these charges.

Operating Earnings (Loss)

Operating earnings were $58.2 million in 2019, compared to an operating loss of $40.8 million last year, primarily reflecting the $98.0 million impairment of goodwill and intangible assets in 2018 and other factors described above.  As a percentage of net sales, operating earnings were 4.1% in 2019, compared to an operating loss of 3.1% last year.

ELIMINATIONS AND OTHER
	2019		2018		2017
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$(73.0)	100.0%	$(85.5)	100.0%	$(85.1)	100.0%
Cost of goods sold	(75.4)	103.3%	(84.1)	64.5%	(85.1)	100.0%
Gross profit	$2.4	(3.3)%	$(1.4)	1.6%	$-	—%
Selling and administrative expenses	28.0	(38.4)%	37.5	(43.9)%	42.0	(49.3)%
Restructuring and other special charges, net	5.6	(7.7)%	5.2	(6.1)%	2.7	(3.2)%
Operating (loss) earnings	$(31.2)	(42.7)%	$(44.1)	51.5%	$(44.7)	52.5%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $73.0 million for 2019 is $12.5 million, or 14.6%, lower than in 2018, reflecting lower product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $9.5 million, or 25.3%, to $28.0 million in 2019, compared to $37.5 million last year, primarily driven by lower expenses for our cash and share-based incentive compensation plans, partially offset by higher unallocated expenses related to our logistics facilities.

Restructuring and other special charges of $5.6 million in 2019 were comprised of $3.8 million for expense containment initiatives and $1.8 million for Vionic integration-related costs.  In 2018, restructuring and other special charges of $5.2 million included acquisition and integration-related costs for Vionic and Blowfish Malibu totaling $4.8 million and integration and reorganization of our men's brands of $0.4 million.

RESTRUCTURING AND OTHER INITIATIVES

During 2019, we incurred restructuring and other special charges of $14.8 million, including approximately $12.3 million related to our expense containment initiatives, $1.9 million of acquisition and integration-related costs for Vionic, and $0.5 million related to the decision to exit our Carlos brand and reposition our Via Spiga brand.  In addition to the severance and benefits presented as restructuring and other special charges, we also incurred $2.7 million in special charges for our pension associated with the VERP, which is included in other income, net in the consolidated statement of earnings, as further discussed in Note 6 to the consolidated financial statements.

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

IMPACT OF INFLATION AND CHANGING PRICES

Although inflation has slowed in recent years, it is still a factor in our economy.  While we have felt the effects of inflation on our business and results of operations, it has not had a significant impact over the last three years.  Inflation can have a long-term impact on our business because increasing costs of materials and labor may impact our ability to maintain satisfactory profit rates.  For example, our products are manufactured in other countries, and a decline in the value of the U.S. dollar and the impact of labor shortages in China or other countries, or the imposition of tariffs, may result in higher product costs.  Similarly, any potential significant shortage of quantities or increases in the cost of the materials that are used in our manufacturing process, such as leather and other materials or resources, could have a material negative impact on our business and results of operations.  In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on consumer spending, in which case our net sales and profit rates could decrease.  Moreover, increases in inflation may not be matched by increases in wages, which also could have a negative impact on consumer spending.  If we incur increased costs that are unable to be recovered through price increases, or if consumer spending decreases generally, our business, results of operations, financial condition and cash flows may be adversely affected.  In an effort to mitigate the impact of these incremental costs on our operating results, we expect to pass on some portion of the cost increases to our consumers and adjust our business model, as appropriate, to minimize the impact of higher costs.  Further discussion of the potential impact of inflation and changing prices is included in Item 1A, Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	February 1, 2020	February 2, 2019	(Decrease) Increase
Borrowings under revolving credit agreement	$275.0	$335.0	$(60.0)
Long-term debt	198.4	197.9	0.5
Total debt	$473.4	$532.9	$(59.5)

Total debt obligations decreased $59.5 million to $473.4 million at the end of 2019, compared to $532.9 million at the end of last year, reflecting the repayment of borrowings under our revolving credit agreement, which was used to fund the acquisition of Vionic in October 2018.  Net interest expense in 2019 was $33.1 million, compared to $18.3 million in 2018.  The increase in net interest expense in 2019 was attributable to higher average borrowings under our revolving credit agreement and the fair value adjustment for the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 2 and Note 15 to the consolidated financial statements.

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

At February 1, 2020, we had $275.0 million borrowings and $10.9 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $214.1 million at February 1, 2020.  As discussed in the Overview section above, as a precautionary measure to increase liquidity during the uncertainty of COVID-19, the Company has increased the borrowings on its revolving credit facility from $275.0 million at February 1, 2020 to $440.0 million at the date of this filing.  Borrowings under the revolving credit facility, which will be used for working capital needs, will bear interest at LIBOR plus a spread of between 1.25% and 1.5%.

The accordion feature of our revolving credit facility provides us with a maximum of $250 million in additional borrowing capacity subject to our compliance with covenants and restrictions under the Credit Agreement.  Currently, based on our level of inventory and accounts receivable, the accordion feature would provide approximately $100.0 million of additional borrowing capacity.  We were in compliance with all covenants and restrictions under the Credit Agreement as of February 1, 2020.  In March 2020, Moody's and S&P downgraded our credit rating.  Further deterioration in our credit ratings or non-compliance with any covenants or restrictions under the Credit Agreement may impact our ability to access borrowings or capital, as well as negatively impact interest rates and the cost of borrowings.

$200 Million Senior Notes

On July 27, 2015, we issued $200.0 million aggregate principal amount of Senior Notes due in 2023 (the "Senior Notes").  The Senior Notes are guaranteed on a senior unsecured basis by each of the subsidiaries of Caleres, Inc. that is an obligor under the Credit Agreement, and bear interest at 6.25%, which is payable on February 15 and August 15 of each year.  The Senior Notes mature on August 15, 2023.  We may redeem some or all of the Senior Notes at various redemption prices, as further discussed in Note 12 to the consolidated financial statements.

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of February 1, 2020, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Working Capital and Cash Flow

	February 1, 2020	February 2, 2019
Working capital ($ millions) (1)	$31.3	$123.1
Current ratio (2)	1.04:1	1.14:1
Debt-to-capital ratio (3)	42.2%	45.6%

(1)

Working capital has been computed as total current assets less total current liabilities.  The working capital as of February 1, 2020 includes $127.9 million of operating lease obligations as a result of the adoption of ASC 842, as further discussed in Note 1 to the consolidated financial statements.

(2)	The current ratio has been computed by dividing total current assets by total current liabilities. The current ratio as of February 1, 2020 includes $127.9 million of operating lease obligations.
(3)

Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at February 1, 2020, was $31.3 million, which was $91.8 million lower than at February 2, 2019.  Our current ratio was 1.04 to 1 at February 1, 2020, compared to 1.14 to 1 at February 2, 2019.  The decrease in working capital and the current ratio primarily reflects the impact of the 2019 adoption of Accounting Standards Codification ("ASC") 842, Leases, on the balance sheet as further discussed in Note 1 to the consolidated financial statements, including the addition of current operating lease obligations of $127.9 million.  The impact of the current operating lease obligations was partially offset by an increase in cash and cash equivalents, despite the $60.0 million of net repayments on borrowings under our revolving credit agreement.  Our debt-to-capital ratio was 42.2% as of February 1, 2020, compared to 45.6% at February 2, 2019, primarily reflecting lower borrowings under our revolving credit agreement.

	2019	2018	Increase (Decrease) in Cash and Cash Equivalents
Net cash provided by operating activities	$170.8	$129.6	$41.2
Net cash used for investing activities	(49.5)	(436.4)	386.9
Net cash (used for) provided by financing activities	(106.3)	273.2	(379.5)
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.2)	0.2
Increase (decrease) in cash and cash equivalents	$15.0	$(33.8)	$48.8

Cash provided by operating activities was $41.2 million higher in 2019 than last year, reflecting the following factors:

•

A decrease in inventories in 2019, compared to an increase in 2018 reflecting the earlier receipt of spring product from our Brand Portfolio factory partners in 2018 due to an earlier holiday shutdown period for Chinese New Year, and

•	A decrease in receivables in 2019 driven by lower wholesale sales in the fourth quarter, compared to an increase in 2018, partially offset by
•	A decrease in trade accounts payable in 2019, reflecting the lower level of inventory, compared to an increase in 2018, and
•	A decrease in accrued expenses and other liabilities in 2019, compared to an increase in 2018.

Cash used for investing activities was $386.9 million lower in 2019 than last year, primarily reflecting the acquisition costs of Blowfish Malibu in July 2018 and Vionic in October 2018, as further discussed in Note 2 to the consolidated financial statements.  In addition, we had lower purchases of property and equipment in 2019.  In 2020, we expect to reduce our purchases of property and equipment and capitalized software to between $25 million and $35 million.  However, we may consider further reductions in capital expenditures for 2020, depending on the duration and severity of the impact of the COVID-19 pandemic on our business and financial results.

Cash used for financing activities was $379.5 million higher in 2019 than last year, primarily due to the net repayments on our revolving credit agreement of $60.0 million in 2019 compared to net borrowings of $335 million under our revolving credit agreement in 2018 primarily for the acquisition of Vionic.

We paid dividends of $0.28 per share in each of 2019, 2018 and 2017.  The 2019 dividends marked the 97th year of consecutive quarterly dividends.  On March 5, 2020, the Board of Directors declared a quarterly dividend of $0.07 per share, payable April 2, 2020, to shareholders of record on March 18, 2020, marking the 388th consecutive quarterly dividend to be paid by the Company.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements.  Our most significant policies requiring the use of estimates and judgments are listed below.

Inventories

Inventories are one of our most significant assets, representing approximately 25% of total assets at the end of 2019.  We value inventories at the lower of cost and net realizable value with 87% of consolidated inventories using the last-in, first-out (“LIFO”) method.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.

We apply judgment in valuing our inventories by assessing the net realizable value of our inventories based on current selling prices.  At our Famous Footwear segment and certain operations within our Brand Portfolio segment, we recognize markdowns when it becomes evident that inventory items will be sold at prices less than cost, plus the cost to sell the product.  This policy causes the gross profit rates at our Famous Footwear segment and, to a lesser extent, our Brand Portfolio segment to be lower than the initial markup during periods when permanent price reductions are taken to clear product.  For the majority of our Brand Portfolio segment, we provide markdown reserves to reduce the carrying values of inventories to a level where, upon sale of the product, we will realize our normal gross profit rate.  We believe these policies reflect the difference in operating models between our Famous Footwear segment and our Brand Portfolio segment.  Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories.  The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

We perform physical inventory counts or cycle counts on all merchandise inventory on hand throughout the year and adjust the recorded balance to reflect the results.  We record estimated shrinkage between physical inventory counts based on historical results.  Inventory shrinkage is included as a component of cost of goods sold.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  In accordance with ASC 350, Intangibles-Goodwill and Other, a company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired.  If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value.  If the recorded values of these assets are not recoverable, based on either the assessment screen or discounted cash flow analysis, goodwill impairment is recognized for the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying value of goodwill.  We perform impairment tests as of the beginning of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

In 2019, we elected to perform the quantitative assessment for all reporting units.  The quantitative test is a fair value-based test applied at the reporting unit level, which is generally at or one level below the operating segment level.  The test compared the fair value of each reporting unit to the carrying value of that reporting unit.  This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  The fair value of the reporting unit is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows.  Projected net sales, gross profit, selling and administrative expenses, capital expenditures and working capital requirements are based on the past performance of the reporting units as well as our internal projections.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations.  We also considered assumptions that market participants may use.  The estimates of the fair values of our reporting units were based on the best information available to us as of the date of the assessment.  In our quantitative assessments of goodwill, our projected net sales growth rates, gross profit, selling and administrative expenses and discount rates require significant management judgment and are the assumptions to which the fair value calculation is the most sensitive.  Changes in any of these assumptions, including the impact of external factors such as interest rates, or the impact of the coronavirus outbreak and the resulting impact on our retail stores and stock price, could result in the calculated fair value falling below the carrying value in future assessments.

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

The goodwill impairment testing and other indefinite-lived intangible asset impairment reviews were performed as of the first day of our fourth fiscal quarter and there were no impairment charges recorded during 2019.  In 2018, we recorded non-cash impairment charges of $38.0 million for the impairment of goodwill of our Allen Edmonds reporting unit and $60.0 million for the impairment of the Allen Edmonds indefinite-lived tradename.  The fair values of our reporting units and indefinite-lived intangible assets were sufficiently in excess of the carrying values as of our most recent impairment testing date, except for the Vionic reporting unit, which was acquired in October 2018.  The relationship between the fair value and carrying value of a reporting unit is influenced by many factors, including the length of time that has passed since the reporting unit was initially acquired.  Refer to Note 11 to the consolidated financial statements for additional information related to goodwill and intangible assets.

Adoption of New Lease Accounting Standard

In the first quarter of 2019, we changed our method of accounting for leases due to the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASC 842"), and the related amendments.  The adoption of ASC 842 resulted in the recognition of right-of-use operating lease assets and operating lease liabilities of approximately $729.2 million and $791.7 million, respectively, as of February 3, 2019.  The cumulative effect of adopting the standard resulted in an adjustment to retained earnings of $13.4 million upon adoption, which represented a reduction of the initial right-of-use asset for certain stores where the initial right-of-use asset was determined to exceed fair value.  Fair value of the right-of-use asset was determined using a discounted cash flow analysis, considering sublease discounts, market rent per square foot, marketing time and market discount rates.  Lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term.  The majority of our leases do not provide an implicit rate and therefore, we used an incremental borrowing rate based on information available, including implied traded debt yield and seniority adjustments, at the adoption date to determine the present value of future payments.  The Company is a party to a significant number of lease contracts and certain aspects of adopting ASC 842, including the estimates of the incremental borrowing rate and impairment of the right-of-use asset upon adoption, required significant management judgment. Refer to Note 13 to the consolidated financial statements for additional information regarding ASC 842.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of February 1, 2020.

CONTRACTUAL OBLIGATIONS

The table below sets forth our significant future obligations by time period.  Further information on certain of these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table.  Our obligations outstanding as of February 1, 2020 include the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Borrowings under Credit Agreement (1)	$275.0	$—	$—	$275.0	$—
Long-term debt (2)	200.0	—	—	200.0	—
Interest on long-term debt (2)	50.0	12.5	25.0	12.5	—
Operating lease commitments, including imputed interest (3)	892.7	156.9	275.6	189.8	270.4
Minimum license commitments	12.0	9.4	2.6	—	—
Purchase obligations (4)	529.8	512.5	11.2	1.4	4.7
Mandatory purchase obligation (5)	15.2	—	15.2	—	—
Other (6)	19.3	2.6	3.8	10.5	2.4
Total (7)	$1,994.0	$693.9	$333.4	$689.2	$277.5

(1)

Interest on borrowings is at variable rates based on LIBOR or the prime rate, as defined in the Credit Agreement, plus a spread.  The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement.  There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit.  Interest obligations, which are variable in nature, are not included in the table above.  The borrowings under the Credit Agreement mature in January 2024.  Refer to Note 12 to the consolidated financial statements.

(2)

Interest obligations have been presented based on our $200.0 million principal value of Senior Notes at a fixed interest rate of 6.25% as of fiscal year ended February 1, 2020.  Refer to Note 12 to the consolidated financial statements.

(3)

The majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility.  The contractual obligations presented in the table above reflect the minimum rent obligations, irrespective of our ability to reduce or terminate rental payments in the future.  Refer to Note 13 to the consolidated financial statements.

(4)

Purchase obligations include agreements to purchase assets, goods or services that specify all significant terms, including quantity and price provisions.  As a result of the temporary closure of our retail stores and those of our wholesale customers, as well as the overall impact of COVID-19 on the global economy, we have sought to cancel or reduce certain purchase obligations.

(5)	Refer to Note 2 and Note 15 to the consolidated financial statements for further discussion regarding the mandatory purchase obligation associated with the Blowfish Malibu acquisition.
(6)

Includes obligations for our supplemental executive retirement plan and other postretirement benefits, as discussed in Note 6 to the consolidated financial statements, one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings related to income tax reform, as discussed in Note 7 to the consolidated financial statements, and other contractual obligations.

(7)

Excludes liabilities of $8.0 million, $1.5 million and $2.6 million for our non-qualified deferred compensation plan, deferred compensation plan for non-employee directors and restricted stock units for non-employee directors, respectively, due to the uncertain nature in timing of payments.  Refer to Note 6, Note 15 and Note 17 to the consolidated financial statements.

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

At February 1, 2020, the fair value of our long-term debt is estimated at approximately $205.0 million based upon the pricing of our 2023 Senior Notes at that time.  Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $3.5 million for our long-term debt at February 1, 2020.

Information appearing under the caption Risk Management and Derivatives in Note 14 and Fair Value Measurements in Note 15 to the consolidated financial statements is incorporated herein by reference.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework).  Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of February 1, 2020.  The effectiveness of our internal control over financial reporting as of February 1, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Caleres, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Caleres, Inc.’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Caleres, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Caleres, Inc. as of February 1, 2020 and February 2, 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated March 31, 2020 expressed an unqualified opinion thereon.

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

March 31, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Caleres, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended February 1, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 31, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in the year ended February 1, 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842). See below for discussion of our related critical audit matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill of the Vionic Reporting Unit
Description of the Matter	At February 1, 2020, the Company's goodwill related to the Vionic reporting unit was $151.3 million. As explained in Note 1 to the consolidated financial statements, goodwill is assessed for impairment at least annually or when events or circumstances indicate an interim test is required.

Auditing the Company's impairment test for goodwill for the Vionic reporting unit was complex and involved subjective auditor judgment due to the significant estimates required to determine the fair value of the Vionic reporting unit. In particular, the fair value estimate for the Vionic reporting unit was sensitive to significant assumptions, such as projected net sales growth rates, gross profit, selling and administrative expenses, and the discount rate, which are affected by expectations about future market or economic conditions, particularly those in the retail industry.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's goodwill impairment testing process. This included testing controls over the Company’s budgeting and forecasting process used to develop the estimated future net sales and cash flows projections used in estimating the fair value of the Vionic reporting unit. We also tested controls over the Company’s review of the valuation model and significant assumptions described above.

To test the estimated fair value of the Vionic reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. For example, wee compared the significant assumptions to, the Company's historical results and other guideline companies within the same industry. In addition, we assessed the accuracy of the Company's historical projections by comparing them to actual operating results and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Vionic reporting unit that would result from changes in the underlying assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Adoption of New Lease Accounting Standard
Description of the Matter	As described in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (ASC 842), and the related amendments. The adoption of ASC 842 resulted in the recognition of right-of-use operating lease assets and operating lease liabilities of approximately $729.2 million and $791.7 million, respectively, as of February 3, 2019. The cumulative effect of adopting the standard resulted in an adjustment to retained earnings of $13.4 million at the same date, which represented a reduction of the initial right-of-use asset for certain stores where the initial right-of-use asset was determined to exceed fair value. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term discounted using the incremental borrowing rate.

Auditing the Company’s adoption of ASC 842 was complex and involved subjective auditor judgment because the Company is a party to a significant number of lease contracts and certain aspects of adopting ASC 842 required management to exercise judgment in applying the new standard to its portfolio of lease contracts. In particular, the estimates of the incremental borrowing rate and reduction of the right-of use-asset upon adoption when the right-of-use asset exceeded fair value were complex due to the significant management estimates required to determine the appropriate incremental borrowing rate and fair value amounts.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s accounting for the adoption of ASC 842. This included testing controls over management’s review of the incremental borrowing rate, including the implied traded debt yield and seniority adjustments, and models used to estimate the fair value of the right-of-use asset, including the related data and assumptions of the discount rate, sublease discount, market rent per square foot, and marketing time.

To test the adoption of ASC 842, we performed audit procedures that included, among others, selecting a sample of lease contracts from the overall population to evaluate the completeness, accuracy, and proper application of the accounting standard, testing the accuracy of lease terms within the lease IT system by comparison of the data for a sample of leases to the underlying lease contract, and testing the accuracy of the Company’s system calculations of initial operating lease right-of use-assets and operating lease liabilities. Additionally, we evaluated management’s methodology and model for developing the incremental borrowing rate and tested significant assumptions, including the implied traded debt yield and seniority adjustments, by performing comparative independent calculations. In addition, we tested management’s methodology and model used to adjust the right-of-use asset to fair value as of date of adoption, and tested significant assumptions, including the discount rate, sublease discount, market rent per square foot, and marketing time, by developing comparative independent calculations using external data sources.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1917.

St. Louis, Missouri

March 31, 2020

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$45,218	$30,200
Receivables, net of allowances of $28,827 in 2019 and $28,998 in 2018	162,181	191,722
Inventories, net of adjustment to last-in, first-out cost of $3,826 in 2019 and $3,310 in 2018	618,406	683,171
Income taxes	6,189	4,875
Prepaid expenses and other current assets	50,305	66,479
Total current assets	882,299	976,447
Prepaid pension costs	50,660	47,826
Lease right-of-use assets	695,594	—
Property and equipment, net	224,846	230,784
Deferred income taxes	9,735	9,833
Goodwill	245,275	242,531
Intangible assets, net	294,304	307,366
Other assets	28,994	23,781
Total assets	$2,431,707	$1,838,568

LIABILITIES AND EQUITY
Current liabilities:
Borrowings under revolving credit agreement	$275,000	$335,000
Trade accounts payable	267,018	316,298
Employee compensation and benefits	54,720	58,593
Income taxes	7,186	6,388
Lease obligations	127,869	—
Other accrued expenses	119,157	137,057
Total current liabilities	850,950	853,336
Other liabilities:
Noncurrent lease obligations	629,032	—
Long-term debt	198,391	197,932
Deferred rent	—	54,850
Income taxes	7,786	7,786
Deferred income taxes	55,013	49,986
Other liabilities	41,405	39,243
Total other liabilities	931,627	349,797
Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 40,396,757 and 41,886,562 shares outstanding, net of 5,690,038 and 4,200,233 treasury shares in 2019 and 2018, respectively	404	419
Additional paid-in capital	153,489	145,889
Accumulated other comprehensive loss	(31,843)	(31,601)
Retained earnings	523,900	519,346
Total Caleres, Inc. shareholders’ equity	645,950	634,053
Noncontrolling interests	3,180	1,382
Total equity	649,130	635,435
Total liabilities and equity	$2,431,707	$1,838,568

See notes to consolidated financial statements.

Consolidated Statements of Earnings (Loss)

($ thousands, except per share amounts)	2019	2018	2017
Net sales	$2,921,562	$2,834,846	$2,785,584
Cost of goods sold	1,737,202	1,678,502	1,616,935
Gross profit	1,184,360	1,156,344	1,168,649
Selling and administrative expenses	1,065,760	1,041,765	1,036,051
Impairment of goodwill and intangible assets	—	98,044	—
Restructuring and other special charges, net	14,787	16,134	4,915
Operating earnings	103,813	401	127,683
Interest expense, net	(33,123)	(18,277)	(17,325)
Loss on early extinguishment of debt	—	(186)	—
Other income, net	7,903	12,308	12,348
Earnings (loss) before income taxes	78,593	(5,754)	122,706
Income tax (provision) benefit	(16,511)	273	(35,475)
Net earnings (loss)	62,082	(5,481)	87,231
Net earnings (loss) attributable to noncontrolling interests	(737)	(40)	31
Net earnings (loss) attributable to Caleres, Inc.	62,819	(5,441)	87,200

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$1.53	$(0.13)	$2.03

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$1.53	$(0.13)	$2.02

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

($ thousands)	2019	2018	2017
Net earnings (loss)	$62,082	$(5,481)	$87,231
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(607)	(1,224)	1,116
Pension and other postretirement benefits adjustments	(116)	(13,883)	18,794
Derivative financial instruments	516	(1,375)	1,101
Other comprehensive (loss) income, net of tax	(207)	(16,482)	21,011
Comprehensive income (loss)	61,875	(21,963)	108,242
Comprehensive (loss) income attributable to noncontrolling interests	(702)	(91)	104
Comprehensive income (loss) attributable to Caleres, Inc.	$62,577	$(21,872)	$108,138

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2019	2018	2017
Operating Activities
Net earnings (loss)	$62,082	$(5,481)	$87,231
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	46,014	45,540	45,799
Amortization of capitalized software	6,486	10,136	14,198
Amortization of intangibles	13,062	7,021	4,073
Amortization and accretion of debt issuance costs, debt discount and mandatory purchase obligation	13,216	2,210	1,761
Loss on early extinguishment of debt	—	186	—
Share-based compensation expense	10,246	13,805	11,298
Loss on disposal of property and equipment	1,469	2,396	1,288
Impairment charges for property, equipment, and lease right-of-use assets	5,867	3,665	3,775
Impairment of intangible assets	—	98,044	—
Deferred rent	—	1,779	1,947
Deferred income taxes	9,796	(6,922)	(1,424)
Provision for doubtful accounts	773	518	1,336
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	28,768	(2,635)	(828)
Inventories	63,430	(51,676)	18,099
Prepaid expenses and other current and noncurrent assets	(16,833)	(6,064)	(32,096)
Trade accounts payable	(46,106)	17,236	6,160
Accrued expenses and other liabilities	(27,304)	19,350	2,247
Income taxes, net	(517)	(17,736)	26,208
Other, net	337	(1,783)	303
Net cash provided by operating activities	170,786	129,589	191,375

Investing Activities
Purchases of property and equipment	(44,533)	(62,483)	(44,720)
Disposals of property and equipment	636	—	—
Capitalized software	(5,619)	(4,416)	(6,458)
Acquisition of Blowfish Malibu, net of cash received	—	(16,792)	—
Acquisition of Vionic, net of cash received	—	(352,666)	—
Net cash used for investing activities	(49,516)	(436,357)	(51,178)

Financing Activities
Borrowings under revolving credit agreement	288,500	360,000	454,000
Repayments under revolving credit agreement	(348,500)	(25,000)	(564,000)
Dividends paid	(11,422)	(11,983)	(12,027)
Debt issuance costs	—	(1,298)	—
Acquisition of treasury stock	(33,424)	(43,771)	(5,993)
Issuance of common stock under share-based plans, net	(2,644)	(4,372)	(3,816)
Contributions by noncontrolling interests	2,500	—	—
Other	(1,342)	(406)	—
Net cash (used for) provided by financing activities	(106,332)	273,170	(131,836)
Effect of exchange rate changes on cash and cash equivalents	80	(249)	354
Increase (decrease) in cash and cash equivalents	15,018	(33,847)	8,715
Cash and cash equivalents at beginning of year	30,200	64,047	55,332
Cash and cash equivalents at end of year	$45,218	$30,200	$64,047

See notes to consolidated financial statements, including the supplemental disclosures on cash flows in Note 1.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional	Accumulated Other Comprehensive (Loss)	Retained	Total Caleres, Inc. Shareholders’	Non-controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Income	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 28, 2017	42,963,219	$430	$121,537	$(30,434)	$521,584	$613,117	$1,369	$614,486
Net earnings					87,200	87,200	31	87,231
Foreign currency translation adjustment				1,043		1,043	73	1,116
Unrealized gain on derivative financial instruments, net of tax of $669				1,101		1,101		1,101
Pension and other postretirement benefits adjustments, net of tax of $12,801				18,794		18,794		18,794
Comprehensive income						108,138	104	108,242
Dividends ($0.28 per share)					(12,027)	(12,027)		(12,027)
Acquisition of treasury stock	(225,000)	(2)			(5,991)	(5,993)		(5,993)
Reclassification of stranded tax effects				(5,674)	5,674	—		—
Issuance of common stock under share-based plans, net	293,470	2	(3,818)			(3,816)		(3,816)
Cumulative-effect adjustment from adoption of ASU 2016-09			1,112		(671)	441		441
Share-based compensation expense			11,298			11,298		11,298
Conversion of restricted stock units for non-employee directors			6,331			6,331		6,331
BALANCE FEBRUARY 3, 2018	43,031,689	$430	$136,460	$(15,170)	$595,769	$717,489	$1,473	$718,962
Net loss					(5,441)	(5,441)	(40)	(5,481)
Foreign currency translation adjustment				(1,173)		(1,173)	(51)	(1,224)
Unrealized loss on derivative financial instruments, net of tax of $350				(1,375)		(1,375)		(1,375)
Pension and other postretirement benefits adjustments, net of tax of $4,816				(13,883)		(13,883)		(13,883)
Comprehensive loss						(21,872)	(91)	(21,963)
Dividends ($0.28 per share)					(11,983)	(11,983)		(11,983)
Acquisition of treasury stock	(1,465,649)	(15)			(43,756)	(43,771)		(43,771)
Issuance of common stock under share-based plans, net	320,522	4	(4,376)			(4,372)		(4,372)
Cumulative-effect adjustment from adoption of ASU 2016-16					(10,468)	(10,468)		(10,468)
Cumulative-effect adjustment from adoption of ASU 2014-09 (Topic 606)					(4,775)	(4,775)		(4,775)
Share-based compensation expense			13,805			13,805		13,805
BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435
Net earnings					62,819	62,819	(737)	62,082
Foreign currency translation adjustment				(642)		(642)	35	(607)
Unrealized gain on derivative financial instruments, net of tax of $127				516		516		516
Pension and other postretirement benefits adjustments, net of tax of $42				(116)		(116)		(116)
Comprehensive income (loss)						62,577	(702)	61,875
Contributions by noncontrolling interests						—	2,500	2,500
Dividends ($0.28 per share)					(11,422)	(11,422)		(11,422)
Acquisition of treasury stock	(1,704,240)	(17)			(33,407)	(33,424)		(33,424)
Issuance of common stock under share-based plans, net	214,435	2	(2,646)			(2,644)		(2,644)
Cumulative-effect adjustment from adoption of ASC 842					(13,436)	(13,436)		(13,436)
Share-based compensation expense			10,246			10,246		10,246
BALANCE FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Caleres, Inc., originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company. The Company’s shares are traded under the “CAL” symbol on the New York Stock Exchange.

The Company provides a broad offering of licensed, branded and private-label athletic, casual and dress footwear products to women, men and children. The footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,177 retail shoe stores in the United States, Canada, China, Guam and Italy, under the Famous Footwear, Naturalizer, Sam Edelman and Allen Edmonds names. In addition, through its Brand Portfolio segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs. In 2019, approximately 61% of the Company’s net sales were at retail, compared to 65% in 2018 and 69% in 2017. Refer to Note 8 to the consolidated financial statements for additional information regarding the Company’s business segments.

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

Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. The Company has a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company is a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%. The license enabling the joint venture to market the footwear expired in August 2017 and the parties are in the process of dissolving their joint venture arrangements. In addition, the Company entered into a joint venture with Brand Investment Holding Limited ("Brand Investment Holding"), a member of the Gemkell Group, during 2019.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions ("CLT").  The Company consolidates B&H Footwear and CLT into its consolidated financial statements.  Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to CBI and Brand Investment Holding equity. Transactions between the Company and the joint ventures have been eliminated in the consolidated financial statements.  During 2019, CLT was funded with $5.0 million in capital contributions, including $2.5 million from the Company and $2.5 million from Brand Investment Holding.  Net sales and operating results were immaterial in 2019.

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2019 and 2018, which included 52 weeks, ended on February 1, 2020 and February 2, 2019, respectively.  Fiscal year 2017, which included 53 weeks, ended on February 3, 2018.

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

Receivables

The Company evaluates the collectibility of selected accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings and payment history. For all other accounts, the Company estimates reserves for bad debts based on experience and past due status of the accounts. If circumstances related to customers change, estimates of recoverability are further adjusted. The Company recognized a provision for doubtful accounts of $0.8 million in 2019, $0.5 million in 2018 and $1.3 million in 2017.

Customer allowances represent reserves against our wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances.  The Company estimates the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of our major retail customers.  Product returns and customer deductions are estimated using historical experience and anticipated future trends. Co-op advertising allowances are estimated based on customer agreements. The Company recognized a provision for customer allowances of $62.7 million in 2019, $54.2 million in 2018 and $51.1 million in 2017.

Customer discounts represent reserves against our accounts receivable for discounts that our wholesale customers may take based on meeting certain order, payment or return guidelines.  The Company estimates the reserves needed for customer discounts based upon customer net sales and respective agreement terms. The Company recognized a provision for customer discounts of $12.0 million in 2019, $5.5 million in 2018 and $4.8 million in 2017.

Inventories

All inventories are valued at the lower of cost and net realizable value with approximately 87% of consolidated inventories using the last-in, first-out (“LIFO”) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $3.8 million and $3.3 million higher at February 1, 2020 and February 2, 2019, respectively. Refer to Note 9 to the consolidated financial statements for further discussion.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold. Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred. Such warehousing and distribution costs totaled $106.0 million, $106.9 million and $89.7 million in 2019, 2018 and 2017, respectively. Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred. Such sourcing and procurement costs totaled $23.1 million, $22.1 million and $23.1 million in 2019, 2018 and 2017, respectively.

The Company applies judgment in valuing inventories by assessing the net realizable value of inventories based on current selling prices. At the Famous Footwear segment and certain Brand Portfolio operations, markdowns are recognized when it becomes evident that inventory items will be sold at retail prices less than cost, plus the cost to sell the product. This policy causes the gross profit rates at Famous Footwear and, to a lesser extent, Brand Portfolio to be lower than the initial markup during periods when permanent price reductions are taken to clear product. For the majority of the Brand Portfolio operations, markdown reserves reduce the carrying values of inventories to a level where, upon sale of the product, the Company will realize its normal gross profit rate. The Company believes these policies reflect the difference in operating models between the Famous Footwear and Brand Portfolio segments. Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories. The Brand Portfolio segment relies on permanent price reductions to clear slower-moving inventory.

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

Computer Software Costs

The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $16.2 million and $16.4 million of computer software costs as of February 1, 2020 and February 2, 2019, respectively, which are net of accumulated amortization of $126.1 million and $131.8 million as of the end of the respective periods. In addition, Other assets on the consolidated balance sheets include $8.0 million and $0.5 million of implementation costs for software as a service as of February 1, 2020 and February 2, 2019, respectively, which are net of accumulated amortization of $0.3 million and $0.1 million as of the end of the respective periods.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest Expense

Capitalized Interest

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. The Company capitalized interest of $0.6 million and $0.2 million in 2019 and 2018, respectively, related to the new company-operated Brand Portfolio warehouse facilities in California. There was no corresponding capitalized interest capitalized in 2017.

Interest Expense

Interest expense includes interest for borrowings under both the Company’s short-term and long-term debt, net of amounts capitalized, as well as accretion and fair value adjustments on the mandatory purchase obligation from the acquisition of Blowfish Malibu, as further described in Note 2 to the consolidated financial statements.  Interest expense also includes fees paid under the short-term revolving credit agreement for the unused portion of its line of credit, and the amortization of deferred debt issuance costs and debt discount.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  In accordance with Accounting Standards Codification (“ASC”), Intangibles-Goodwill and Other (ASC Topic 350) Testing Goodwill for Impairment, the Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired.  If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value.  A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level.  The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units.  This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  The fair value of the reporting unit is determined using both a market approach and discounted cash flow analysis.  The market approach method includes the use of multiples of comparable publicly-traded companies.  The discounted cash flow approach estimates the fair value of the reporting unit using projected cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows.  Projected net sales, gross profit, selling and administrative expense, capital expenditures and working capital requirements are based on the Company's internal projections.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting units directly resulting from the use of its assets in its operations.  Assumptions that market participants may use are also considered.  The estimate of the fair values of the Company's reporting units is based on the best information available to the Company's management as of the date of the assessment.  During 2017, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill.  Goodwill impairment is recorded if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit, not to exceed the carrying value of goodwill.

The Company performs its goodwill impairment assessment as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required.  In 2019, the Company elected to perform the quantitative assessment for all reporting units.  Based on the results of the goodwill impairment quantitative assessment, the Company determined that the fair values of the reporting units exceeded the carrying values.  Changes in any of the assumptions used to determine the fair value of the reporting units, including the impact of external factors such as interest rates, or the impact of the coronavirus outbreak and the resulting impact on our retail stores and stock price, could result in the calculated fair value falling below the carrying value in future assessments.  During 2018, the Company recorded a non-cash impairment charge of $38.0 million for the impairment of goodwill of the Allen Edmonds reporting unit.  Refer to Note 11 to the consolidated financial statements for further discussion of goodwill and intangible assets.

The Company performs impairment tests on its indefinite-lived intangible assets as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required.  The indefinite-lived intangible asset impairment reviews performed as of the first day of the Company's fourth fiscal quarter resulted in no impairment charges.  In 2018, the Company recorded a non-cash impairment charge of $60.0 million for the impairment the Allen Edmonds indefinite-lived tradename.  Refer to Note 11 to the consolidated financial statements for further discussion.  Definite-lived intangible assets, other than goodwill, are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

Self-Insurance Reserves

The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others.  Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions.  The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends.  Based on available information as of February 1, 2020, the Company believes it has provided adequate reserves for its self-insurance exposure.  As of February 1, 2020 and February 2, 2019, self-insurance reserves were $10.0 million and $11.6 million, respectively.

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

Gift Cards

The Company sells gift cards to its customers in its retail stores, through its Internet sites and at other retailers.  The Company’s gift cards do not have expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.  The Company determines its gift card breakage rate based upon historical redemption patterns.  The Company recognizes gift card breakage during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern.  Gift card breakage income is included in net sales in the consolidated statements of earnings (loss) and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets.  The Company recognized gift card breakage of $1.1 million, $0.9 million and $1.7 million in 2019, 2018 and 2017, respectively.

Loyalty Program

The Company maintains a loyalty program at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases.  Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear.  Savings certificates earned must be redeemed within stated expiration dates.  In addition to the savings certificates, the Company also offers exclusive member discounts.  The value of points and rewards earned by Famous Footwear’s loyalty program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates.  Approximately 78% of net sales in the Famous Footwear segment were made to its loyalty program members in 2019, compared to 76% in 2018. As of February 1, 2020 and February 2, 2019, the Company had a loyalty program liability of $16.4 million and $14.6 million, respectively, which is included in other accrued expenses on the consolidated balance sheets.

Store Closing and Impairment Charges

The costs of closing stores, including lease termination costs, property and equipment write-offs and severance, as applicable, are recorded when the store is closed or when a binding agreement is reached with the landlord to close the store.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores and, beginning in 2019, the lease right-of-use asset, indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $5.9 million in 2019, $3.7 million in 2018 and $3.8 million in 2017.  Impairment charges in 2019 were higher as a result of the adoption of ASC 842, Leases, in the first quarter of 2019, as further discussed below and in Note 13 to the consolidated financial statements.  In addition, our impairment charges may be impacted in 2020 as a result of the recent coronavirus (“COVID-19”) pandemic.

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

Total advertising and marketing expense was $100.9 million, $84.8 million and $83.6 million in 2019, 2018 and 2017, respectively.  These costs were offset by co-op advertising allowances recovered by the Company’s retail business of $7.8 million, $7.6 million and $4.8 million in 2019, 2018 and 2017, respectively.  Total co-op advertising costs reflected as a reduction of net sales were $13.3 million in 2019, $9.4 million in 2018 and $10.0 million in 2017. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $2.8 million and $3.7 million at February 1, 2020 and February 2, 2019, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of its assets and liabilities.  The Company establishes valuation allowances if it believes that it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  The Company does not recognize a tax benefit unless it concludes that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position.  If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50% likely to be realized. The Company records interest and penalties related to unrecognized tax positions within the income tax provision on the consolidated statements of earnings (loss).  As further discussed in Note 7 to the consolidated financial statements, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law, making significant changes to the U.S. Internal Revenue Code.  Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.

Operating Leases

The Company leases all of its retail locations, a manufacturing facility and certain office locations, distribution centers and equipment under operating leases.  Approximately one half of the leases entered into by the Company include options that allow the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception.  Some leases also include early termination options that can be exercised under specific conditions.  As further discussed below and in Note 13 to the consolidated financial statements, during the first quarter of 2019, the Company adopted ASC 842 using the modified retrospective transition method.  In accordance with ASC 842, lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term.  The majority of the Company's leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date, including implied traded debt yield and seniority adjustments, to determine the present value of future payments.  Lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are expensed as incurred.

Contingent Rentals

Many of the leases covering retail stores require contingent rental payments in addition to the minimum monthly rental charge based on retail sales volume.  Subsequent to the adoption of ASC 842 in the first quarter of 2019, the Company excludes from lease payments any variable payments that are not based on an index or market.  If payment for a lease is fully contingent on sales, such as a percentage of sales gross rent lease, none of the lease payments are included in the lease right-of-use asset or the lease liability.  In accordance with ASC 840, the Company recorded expense for contingent rentals during the period in which the retail sales volume exceeded the respective targets.

Construction Allowances Received From Landlords

At the time its retail facilities are initially leased, the Company often receives consideration from landlords to be applied against the cost of leasehold improvements necessary to open the store.  The Company treats these construction allowances as a lease incentive.  In accordance with ASC 842, the allowances are recorded within the lease right-of-use asset and amortized to income over the lease term as a reduction of rent expense.  Prior to 2019, in accordance with ASC 840, the allowances were recorded as a deferred rent obligation and amortized to income over the lease term as a reduction of rent expense.  The allowances under ASC 840 were reflected as a component of other accrued expenses and deferred rent on the consolidated balance sheets.

Straight-Line Rents and Rent Holidays

The Company records rent expense on a straight-line basis over the lease term for all of its leased facilities.  For leases that have predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as the lease right-of-use asset, or under the guidance in ASC 840, as deferred rent. At the time its retail facilities are leased, the Company is frequently not charged rent for a specified period of time, typically 30 to 60 days, while the store is being prepared for opening. This rent-free period is referred to as a rent holiday.  The Company recognizes rent expense over the lease term, including any rent holiday, within selling and administrative expenses on the consolidated statements of earnings (loss).

Pre-opening Costs

Pre-opening costs associated with opening retail stores, including payroll, supplies and facility costs, are expensed as incurred.

Earnings (Loss) Per Common Share Attributable to Caleres, Inc. Shareholders

The Company uses the two-class method to calculate basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders. Unvested restricted stock awards are considered participating units because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic earnings (loss) per common share attributable to Caleres, Inc. shareholders is computed by dividing the net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share attributable to Caleres, Inc. shareholders is computed by dividing the net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares and potential dilutive securities outstanding during the year. Potential dilutive securities consist of outstanding stock options and contingently issuable shares for the Company's performance share awards. Refer to Note 4 to the consolidated financial statements for additional information related to the calculation of earnings (loss) per common share attributable to Caleres, Inc. shareholders.

Comprehensive Income (Loss)

Comprehensive income (loss) includes the effect of foreign currency translation adjustments, pension and other postretirement benefits adjustments and unrealized gains or losses from derivatives used for hedging activities.

Foreign Currency Translation Adjustment

For certain of the Company’s international subsidiaries, the local currency is the functional currency.  Assets and liabilities of these subsidiaries are translated into United States dollars at the period-end exchange rate or historical rates as appropriate.  Consolidated statements of earnings (loss) amounts are translated at average exchange rates for the period.  The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total Caleres, Inc. shareholders’ equity.  Transaction gains and losses are included in the consolidated statements of earnings (loss).

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

Litigation Contingencies

The Company is the defendant in several claims and lawsuits arising in the ordinary course of business. The Company believes the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the consolidated financial position or results of operations.  The Company accrues its best estimate of the cost of resolution of these claims.  Legal defense costs of such claims are recognized in the period in which the costs are incurred.  Refer to Note 18 to the consolidated financial statements for a further description of commitments and contingencies.

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

Share-Based Compensation

The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted restricted stock, stock performance awards and stock options. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of restricted stock units (“RSUs”) payable in cash or the Company's common stock.  The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values.  The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option.  Stock options generally vest over four years, with 25% vesting annually and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award.  Expense for restricted stock is based on the fair value of the restricted stock on the date of grant.  Expense for graded-vesting grants is recognized ratably over the respective vesting periods and expense for cliff-vesting grants is recognized on a straight-line basis over the vesting period, which is generally four years.  Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the respective term of the award, or individual vesting portion of an award.  Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, and for cash-equivalent RSUs, is remeasured at the end of each period.  The Company accounts for forfeitures of share-based grants as they occur.  If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.  Refer to additional information related to share-based compensation in Note 17 to the consolidated financial statements.

Consolidated Statements of Cash Flows Supplemental Disclosures

The Company made federal, state and foreign tax payments, net of refunds, of $10.2 million, $21.3 million and $18.7 million in 2019, 2018 and 2017, respectively. Refer to Note 7 to the consolidated financial statements for further information regarding income taxes.

Cash payments of interest for the Company's borrowings under the revolving credit agreement and long-term debt during 2019, 2018 and 2017 were $26.8 million, $17.4 million and $16.5 million, respectively. Refer to Note 12 to the consolidated financial statements for further discussion regarding the Company's financing arrangements.

Subsequent Event

In March 2020, the World Health Organization announced that COVID-19 is a global pandemic.  Effective March 19, 2020, the Company announced the temporary closure of all retail stores throughout the United States and Canada for a minimum period of two weeks.  While the Company’s e-commerce businesses, including Famous Footwear and all brand sites, continue to serve customers during this crisis, the Company has experienced a loss in sales and earnings as a result of the significant decline in customer traffic.  In addition, many of the Company's wholesale partners have also closed their retail stores, have sought to cancel orders, and are aggressively managing their inventories.  Although the store closures are expected to be temporary, the Company cannot estimate the duration of the store closures, the impact to consumer sentiment, or the impact to the Company's wholesale customers.

The Company is taking steps to manage its resources conservatively by reducing and/or deferring capital expenditures, inventory purchases and operating expenses to mitigate the adverse impact of the pandemic.  These steps include, but are not limited to, the layoff of all hourly store employees at the Company's retail stores; associate furloughs for a significant portion of the workforce and salary reductions for all remaining associates during the temporary store closures, including associates at distribution centers and corporate offices; minimizing costs associated with the closed retail facilities; reducing marketing expenses; and reducing variable expenses during the store closure period.  The Company also plans to reduce capital expenditures and defer Famous Footwear store remodels and planned store openings.  In addition, as a precautionary measure to increase its cash position and preserve financial flexibility given the uncertainty in the United States and global markets resulting from COVID-19, the Company has increased the borrowings on its revolving credit facility from $275.0 million at February 1, 2020 to $440.0 million at the date of this filing.  Borrowings under the revolving credit facility will bear interest at LIBOR plus a spread of between 1.25% and 1.5%.  Proceeds from the revolving credit facility may be used for working capital needs or general business purposes.

Impact of Recently Adopted Accounting Pronouncements

In  February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on the balance sheet.  The FASB subsequently issued ASUs with improvements to the guidance, including ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities with an additional transition method to adopt the new standard.  The Company adopted Accounting Standards Codification ("ASC") Topic 842 ("ASC 842") in the first quarter of 2019 using the modified retrospective approach and the optional transition method permitted by ASU 2018-11.  Upon adoption, the Company recorded an operating lease right-of-use asset of $729.2 million and lease liabilities of $791.7 million as of  February 3, 2019.  In addition, a cumulative-effect adjustment to retained earnings of $13.4 million, net of $4.7 million in deferred taxes, was recorded upon adoption, which represented a reduction of the initial right-of-use asset for certain stores where the initial right-of-use asset was determined to exceed fair value.  Fair value of the right-of-use asset was determined using a discounted cash flow analysis, considering sublease discounts, market rent per square foot, marketing time and market discount rates.  Prior period financial information in the consolidated financial statements has not been adjusted and is presented under the guidance in ASC 840, Leases.  The Company elected the package of practical expedients and the expedient to group lease and non-lease components.  The hindsight practical expedient was not elected.  Refer to Note 13 to the consolidated financial statements for additional information regarding ASC 842.

In  August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant or outdated.  The rule expanded the disclosure requirements for the analysis of shareholders' equity for interim financial statements.  The Company adopted the rule during the fourth quarter of 2018 and applied the revised interim disclosure requirements beginning in the Form 10-Q for the first quarter of 2019.  In  July 2019, the FASB issued ASU 2019-07, Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates.  ASU 2019-07 codifies SEC Release No. 33-10532 and was effective upon issuance.  The remaining elements of this ASU did not have a material impact on the Company's consolidated financial statements.

Impact of Prospective Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces today's "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted beginning after December 15, 2018. The ASUs provisions will be applied as a cumulative-effect adjustment to retained earnings as of February 1, 2020 when the ASU is adopted. As credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU will not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  The adoption of ASU 2018-13 in the first quarter of 2020 is not expected to have a material impact on the Company's financial statement disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes.  ASU 2019-12 eliminates certain exceptions related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of franchise taxes.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.  The adoption of ASU 2019-12 is not expected to have a material impact on the Company's financial statements.

2.    ACQUISITIONS

Acquisition of Blowfish, LLC

On July 6, 2018, the Company entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with Blowfish, LLC ("Blowfish Malibu"), pursuant to which the Company acquired a controlling interest in Blowfish Malibu.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula, as specified in the Purchase Agreement.  The aggregate purchase price was estimated to be $28.0 million, including approximately $9.0 million initially assigned to the mandatory purchase obligation, which will be paid upon settlement in 2021.  The remaining $19.0 million (or $16.8 million, net of $2.2 million of cash received) was funded with cash.  The initial $9.0 million estimate of the mandatory purchase obligation, which is recorded within other liabilities on the consolidated balance sheets, was valued on a discounted basis and is subject to remeasurement based on the earnings formula specified in the Purchase Agreement.  Accretion and remeasurement adjustments on the mandatory purchase obligation are being recorded as interest expense and totaled $6.0 million in 2019.  The mandatory purchase obligation, recorded within other liabilities on the consolidated balance sheets, was valued at $15.4 million as of February 1, 2020.  The operating results of Blowfish Malibu since July 6, 2018 have been included in the Company's consolidated financial statements within the Brand Portfolio segment, with the elimination of sales and profit for sales to the Famous Footwear segment reflected in the Eliminations and Other category.

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

During 2019, Blowfish Malibu contributed $55.8 million of net sales and reported net income of $4.8 million.  During the period from acquisition through February 2, 2019, Blowfish Malibu contributed $15.2 million of net sales and reported a net loss of $1.4 million.  The loss reflects $1.7 million of incremental cost of goods sold ($1.3 million on an after-tax basis, or $0.03 per diluted share) related to the amortization of the inventory fair value adjustment required for purchase accounting.  The net income or loss for the respective periods includes amortization expense on the acquired intangible assets.

Acquisition of Vionic

On October 18, 2018, the Company entered into an Equity and Asset Purchase Agreement (the "Agreement") with the equity holders of Vionic Group LLC and Vionic International LLC, and VCG Holdings Ltd., a Cayman Islands corporation (collectively, "Vionic"), pursuant to which the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC and certain related intellectual property from VCG Holdings Ltd for $360.0 million plus adjustments for cash and indebtedness, as defined in the Agreement.  The aggregate purchase price was $360.7 million (or $352.7 million, net of $8.0 million of cash received).  The purchase was funded with borrowings from the Company's revolving credit agreement.  The operating results of Vionic since October 18, 2018 have been included in the Company's consolidated financial statements within the Brand Portfolio segment, with the elimination of sales and profits for sales to the Famous Footwear segment reflected in the Eliminations and Other category.

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

The Brand Portfolio segment recognized $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) and $8.9 million ($6.6 million on an after-tax basis, or $0.15 per diluted share) in incremental cost of goods sold in 2019 and 2018, respectively, related to the amortization of the inventory fair value adjustment required for purchase accounting.  In addition, the Company incurred acquisition and integration-related costs of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) and $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) in 2019 and 2018, respectively.  Of the $1.9 million of costs incurred in 2019, $1.8 million is presented within the Eliminations and Other category and $0.1 million is presented in the Brand Portfolio segment and recorded as a component of restructuring and other special charges, net.  All of the 2018 costs are reflected within the Eliminations and Other category.  Refer to Note 5 to the consolidated financial statements for additional information related to these costs.

During 2019, Vionic contributed $177.4 million of net sales and reported a net loss of $3.6 million.  During the period from the acquisition date through February 2, 2019, Vionic contributed $45.3 million of net sales and reported a net loss of approximately $8.3 million, primarily associated with the incremental cost of goods sold of $8.9 million related to the amortization of the inventory fair value adjustment required for purchase accounting.  The net loss for the respective periods includes amortization expense on the acquired intangible assets but excludes the incremental interest expense associated with the transaction.

3.    REVENUES

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for 2019 and 2018:

	2019
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$1,427,473	$154,549	$—	$1,582,022
Landed wholesale-e-commerce/drop ship (1)	—	283,785	—	283,785
Landed wholesale - other	—	708,262	(72,955)	635,307
First-cost wholesale	—	96,021	—	96,021
First-cost wholesale - e-commerce (1)	—	2,204	—	2,204
E-commerce - Company websites (1)	159,724	145,897	—	305,621
Licensing and royalty	—	15,469	—	15,469
Other (2)	860	273	—	1,133
Net sales	$1,588,057	$1,406,460	$(72,955)	$2,921,562

	2018
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$1,469,857	$166,903	$—	$1,636,760
Landed wholesale-e-commerce/drop ship (1)	—	217,155	—	217,155
Landed wholesale - other	—	690,988	(85,513)	605,475
First-cost wholesale	—	94,734	—	94,734
First-cost wholesale - e-commerce (1)	—	1,086	—	1,086
E-commerce - Company websites (1)	136,327	125,877	—	262,204
Licensing and royalty	—	16,501	—	16,501
Other (2)	624	307	—	931
Net sales	$1,606,808	$1,313,551	$(85,513)	$2,834,846

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

Retail sales to members of the Company's loyalty programs, including the Famously You Rewards program, include two performance obligations: the sale of merchandise and the delivery of points that may be redeemed for future purchases at Famous Footwear.  The transaction price is allocated to the separate performance obligations based on the relative stand-alone selling price.  The stand-alone selling price for the points is estimated using the retail value of the merchandise earned, adjusted for estimated breakage based upon historical redemption patterns.  The Company disregards the effect of the time value of money between payment for and receipt of goods when the sale does not include a financing element.  The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired.

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

E-commerce

The Company also generates revenue from sales on websites maintained by the Company that are shipped from the Company's distribution centers or retail stores directly to the consumer, picked up directly by the consumer from the Company's stores and e-commerce sales from our wholesale customers' websites that are fulfilled on a drop-ship and first cost basis (collectively referred to as "e-commerce").  The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	February 1, 2020	February 2, 2019
Customer allowances and discounts	$26,200	$25,090
Loyalty programs liability	16,405	14,637
Returns reserve	14,033	13,841
Gift card liability	5,742	5,426

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented.  In addition, during 2019, the loyalty programs liability increased $27.8 million due to points and material rights accrued for purchases and decreased $26.0 million due to expirations and redemptions.  During 2018, the loyalty programs liability increased $14.2 million due to purchases and $6.4 million due to the adoption of ASC Topic 606 and decreased $14.1 million due to expirations and redemptions.

4.    EARNINGS (LOSS) PER SHARE

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders:

(in $ thousands, except per share amounts)	2019	2018	2017

NUMERATOR
Net earnings (loss)	$62,082	$(5,481)	$87,231
Net loss (earnings) attributable to noncontrolling interests	737	40	(31)
Net earnings (loss) attributable to Caleres, Inc.	$62,819	$(5,441)	$87,200
Net earnings allocated to participating securities	(1,988)	—	(2,384)
Net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities	$60,831	$(5,441)	$84,816

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	39,796	41,756	41,801
Dilutive effect of share-based awards	57	—	179
Denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	39,853	41,756	41,980

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$1.53	$(0.13)	$2.03

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$1.53	$(0.13)	$2.02

Options to purchase 16,667 shares of common stock in 2019 and 2017 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be antidilutive.  There were no options to purchase shares excluded from the denominator in 2018.  Due to the Company's net loss attributable to Caleres, Inc. in 2018, the denominator for diluted loss per common share attributed to Caleres, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Caleres, Inc. shareholders.

The Company repurchased 1,704,240, 1,465,649 and 225,000 shares at a cost of $33.4 million, $43.8 million and $6.0 million during the years ended February 1, 2020, February 2, 2019 and February 3, 2018, respectively, under the 2011 and 2018 publicly announced share repurchase programs.  The repurchase programs permit repurchases of up to 2.5 million shares in each program, as further discussed in Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

5.    RESTRUCTURING AND OTHER INITIATIVES

Expense Containment Initiatives

During the fourth quarter of 2019, the Company announced expense containment initiatives, including a Voluntary Early Retirement Program ("VERP") and other restructuring actions.  The total costs to implement these initiatives, which were recorded in the fourth quarter of 2019, were $15.0 million ($11.2 million on an after-tax basis, or $0.27 per diluted share).  These costs included employee-related costs for severance, including health care benefits and enhanced pension benefits.  Of the $15.0 million in charges, $12.3 million is presented as restructuring and other special charges, net and $2.7 million is reflected as other income, net in the consolidated statement of earnings (loss).  Of the $12.3 million reflected as restructuring and other special charges, $5.0 million is reflected in the Brand Portfolio segment, $3.8 million is reflected within the Eliminations and Other category and $3.5 million is reflected in the Famous Footwear segment.  The $2.7 million presented in other income within the Eliminations and Other category is a one-time pension settlement charge and special termination benefit costs associated with the VERP, as further discussed in Note 6 to the consolidated financial statements.  As of February 1, 2020, restructuring reserves of $8.0 million were included in other accrued expenses on the consolidated balance sheets.

Acquisition and Integration-Related Costs

Vionic

On October 18, 2018, the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC.  The Company incurred acquisition and integration-related costs associated with the acquisition totaling $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) and $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) during 2019 and 2018, respectively.  Of the $1.9 million in charges in 2019 presented as restructuring and other special charges, net in the consolidated statements of earnings (loss), which were primarily for severance and professional fees, $1.8 million is reflected within the Eliminations and Other category and $0.1 million is reflected in the Brand Portfolio segment.  All of the 2018 charges, which were primarily for professional fees, are reflected within the Eliminations and Other category.  As of February 1, 2020 and February 2, 2019, restructuring reserves of $0.2 million and $0.5 million, respectively, were included in other accrued expenses on the consolidated balance sheets.  Refer to further discussion of the acquisition in Note 2 to the consolidated financial statements.

Blowfish Malibu

On July 6, 2018, the Company acquired a controlling interest in Blowfish Malibu, as further discussed in Note 2 to the consolidated financial statements.  The Company incurred acquisition and integration-related costs associated with the acquisition of Blowfish Malibu of $0.3 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) during 2018, which are presented as restructuring and other special charges, net in the consolidated statements of earnings (loss) and reflected within the Eliminations and Other category.  Restructuring reserves of $0.1 million, which were included in other accrued expenses on the consolidated balance sheets as of February 2, 2019, were settled during 2019.

Brand Exits

During 2019, the Company incurred costs of $3.5 million ($2.6 million on an after-tax basis, or $0.06 per diluted share) related to the decision to exit the Carlos brand and reposition the Via Spiga brand.  Of these charges within the Brand Portfolio segment, $3.0 million relates to incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings (loss), while the remaining $0.5 million is for severance and other related costs and presented in restructuring and other special charges.

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

Integration and Reorganization of Men's Brands

During 2018 and 2017, the Company incurred integration and reorganization costs related to the 2016 acquisition of Allen Edmonds, primarily for professional fees and severance, totaling $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) and $4.0 million ($2.6 million on an after-tax basis, or $0.06 per diluted share), respectively, related to the men's business.  These charges are presented in restructuring and other special charges in the consolidated statements of earnings (loss).  Of the $5.8 million of costs in 2018, $5.4 million is included in the Brand Portfolio segment and $0.4 million is reflected within the Eliminations and Other category.  Of the $4.0 million of the costs in 2017, $2.5 million is reflected within the Eliminations and Other category and $1.5 million is included in the Brand Portfolio segment.  As of February 1, 2020 and February 2, 2019, restructuring reserves of $0.2 million and $1.7 million, respectively, were included in other accrued expenses on the consolidated balance sheets.

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

Retail Operations Restructuring

During 2018 and 2017, the Company incurred costs, primarily for severance expense, of $0.4 million ($0.3 million on an after-tax basis, or $0.01 per diluted share) and $0.9 million ($0.6 million on an after-tax basis, or $0.02 per diluted share), respectively, related to restructuring of its retail operations, which are presented in restructuring and other special charges in the consolidated statements of earnings (loss).  All of the costs for 2018 are presented within the Famous Footwear segment.  Of the $0.9 million in charges for 2017, $0.6 million is reflected within the Famous Footwear segment, $0.2 million is reflected within the Eliminations and Other category and $0.1 million is included in the Brand Portfolio segment.

6.    RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors pension plans in both the United States and Canada.  Under the domestic plans, salaried, management and certain hourly employees’ pension benefits are based on a two-rate formula applied to each year of service.  Participants receive the larger of the accrued benefit as of December 31, 2015 (based on service commencing at the date of hire and a 35-year service cap and an average annual salary for the five highest consecutive years during the last 10 year period) and the benefit calculated under the current plan provisions from the date of hire.  Generally, under the current plan provisions, a participant receives credit for one year of service for each 365 days of employment as an eligible employee with the Company commencing after the employee's date of participation in the plan, up to 30 years.  A service credit of 0.825% is applied to that portion of the average annual salary for the last 10 years that does not exceed “covered compensation,” which is the 35-year average compensation subject to FICA tax based on a participant’s year of birth, and a service credit of 1.425% is applied to that portion of the average salary during those 10 years that exceeds said level.  During 2017, the Company announced changes to the domestic qualified pension plan that became effective in January 2019.  Except for grandfathered employees and certain hourly associates in the Company's retail divisions, final average compensation, taxable covered compensation and credit service for purposes of determining accrued pension benefits were frozen as of December 31, 2018.

The Company’s Canadian pension plans cover certain employees based on plan specifications.  Under the Canadian plans, employees’ pension benefits are based on the employee’s highest consecutive five years of compensation during the 10 years before retirement.  The Company’s funding policy for all plans is to make the minimum annual contributions required by applicable regulations.  The Company also maintains an unfunded Supplemental Executive Retirement Plan (“SERP”).  In addition to providing pension benefits, the Company sponsors unfunded postretirement life insurance plans that cover both salaried and hourly employees who became eligible for benefits by January 1, 1995.  The life insurance plans provide coverage of up to $20,000 for qualifying retired employees.

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2019	2018	2019	2018
Benefit obligation at beginning of year	$342,192	$356,469	$1,461	$1,594
Service cost	7,219	8,995	—	—
Interest cost	14,811	14,236	60	59
Plan participants’ contribution	9	10	6	6
Plan amendments	93	254	—	—
Actuarial loss (gain)	58,278	(21,541)	(39)	(22)
Benefits paid	(14,399)	(14,352)	(117)	(176)
Settlements	(20,263)	(3,656)	—	—
Contractual termination benefits	482	—	—	—
Curtailments	(90)	—	—	—
Foreign exchange rate changes	(44)	(230)	—	—
Acquisitions	—	2,007	—	—
Benefit obligation at end of year	$388,288	$342,192	$1,371	$1,461

The accumulated benefit obligation for the United States pension plans was $379.9 million and $335.1 million as of February 1, 2020 and February 2, 2019, respectively.  The accumulated benefit obligation for the Canadian pension plans was $4.3 million and $3.8 million as of February 1, 2020 and February 2, 2019, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2019	2018	2019	2018
Discount rate	3.25%	4.35%	3.25%	4.35%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

As of February 1, 2020, the Company is using the PRI-2012 Bottom Quartile mortality table, projected using generational scale MP-2019, an updated base mortality table issued by the Society of Actuaries in 2019, grading to 0.75% by 2035, to estimate the plan liabilities.  Actuarial gains, related to the change in mortality projection scales, reduced the projected benefit obligation by approximately $2.3 million as of February 1, 2020.

During the fourth quarter of 2019, in conjunction with the Company's expense containment initiatives, a Voluntary Early Retirement Program ("VERP") was offered to pension participants who met certain criteria.  A lump sum option was also offered to certain former employees during the fourth quarter of 2019.  The VERP and terminated vested lump sums resulted in $19.9 million of lump sum payments, and a settlement charge and curtailment that decreased the net periodic benefit income for 2019 by $2.7 million.

Plan Assets

Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”).  The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations.  This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy.  The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments.  The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines.  The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers.  The target allocations for plan assets for 2019 were 70% equities and 30% debt securities.  Allocations may change periodically based upon changing market conditions.  Equities did not include any Company stock at February 1, 2020 or February 2, 2019.

Assets of the Canadian pension plans, which total approximately $4.5 million at February 1, 2020, were invested 55% in equity funds, 42% in bond funds and 3% in money market funds.  The Canadian pension plans did not include any Company stock as of February 1, 2020 or February 2, 2019.

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

•

The alternative investment fund, with a fair value of $16.3 million and $13.2 million as of February 1, 2020 and February 2, 2019, respectively, is an investment in a pool of long-duration domestic investment grade assets.  This investment is measured using net asset value per share, and therefore, is not classified within the fair value hierarchy.

•	The unallocated insurance contract is measured at net asset value per share, and therefore, is not classified within the fair value hierarchy.

The fair values of the Company’s pension plan assets at February 1, 2020 by asset category are as follows:

		Fair Value Measurements at February 1, 2020
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$31,588	$31,588	$—	$—
U.S. government securities	94,285	18,388	75,897	—
Mutual fund	32,551	32,551	—	—
Exchange-traded funds	71,505	71,505	—	—
Corporate stocks - common and partnerships	177,743	177,718	—	25
Preferred securities	852	—	—	852
S&P 500 Index options	3,252	3,252	—	—
Total investments in the fair value hierarchy	$411,776	$335,002	$75,897	$877

Investments measured at net asset value:
Alternative investment fund	16,335	—	—	—
Unallocated insurance contract	75	—	—	—
Total investments measured at net asset value	16,410	—	—	—

Total investments at fair value	$428,186	$335,002	$75,897	$877

The fair values of the Company’s pension plan assets at February 2, 2019 by asset category are as follows:

		Fair Value Measurements at February 2, 2019
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$17,312	$17,312	$—	$—
U.S. government securities	87,455	14,155	73,300	—
Mutual fund	31,966	31,966	—	—
Real estate investment trusts	232	232	—	—
Exchange-traded funds	65,464	65,464	—	—
Corporate stocks - common	169,721	169,721	—	—
Preferred securities	639	404	—	235
S&P 500 Index options	(4,572)	(4,572)	—	—
Total	$368,217	$294,682	$73,300	$235
Investments measured at net asset value:
Alternative investment fund	13,160	—	—	—
Unallocated insurance contract	73	—	—	—
Total investments measured at net asset value	13,233	—	—	—

Total investments at fair value	$381,450	$294,682	$73,300	$235

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2019	2018	2019	2018
Fair value of plan assets at beginning of year	$381,450	$407,081	$—	$—
Actual return on plan assets	81,282	(13,677)	—	—
Employer contributions	151	3,847	111	170
Plan participants’ contributions	9	10	6	6
Benefits paid	(14,399)	(14,352)	(117)	(176)
Settlements	(20,263)	(3,656)	—	—
Foreign exchange rate changes	(44)	(243)	—	—
Acquisitions	—	2,440	—	—
Fair value of plan assets at end of year	$428,186	$381,450	$—	$—

Funded Status

The over-funded status as of February 1, 2020 and February 2, 2019 for pension benefits was $39.9 million and $39.3 million, respectively.  The under-funded status as of  February 1, 2020 and February 2, 2019 for other postretirement benefits was $1.4 million and $1.5 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2019	2018	2019	2018
Prepaid pension costs (noncurrent assets)	$50,660	$47,826	$—	$—
Accrued benefit liabilities (current liability)	(2,405)	(1,663)	(200)	(242)
Accrued benefit liabilities (noncurrent liability)	(8,361)	(6,905)	(1,171)	(1,219)
Net amount recognized at end of year	$39,894	$39,258	$(1,371)	$(1,461)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the Fair Value of Plan Assets		Accumulated Benefit Obligation Exceeds the Fair Value of Plan Assets
($ thousands)	2019	2018	2019	2018
End of Year
Projected benefit obligation	$10,766	$8,565	$10,766	$8,565
Accumulated benefit obligation	9,516	7,291	9,516	7,291
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit income at February 1, 2020 and February 2, 2019, and the expected amortization of the February 1, 2020 amounts as components of net periodic benefit income for fiscal year 2020, are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2019	2018	2019	2018
Components of accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$33,771	$34,879	$(507)	$(558)
Net prior service credit	(2,093)	(3,266)	—	—
Accumulated other comprehensive loss, net of tax	$31,678	$31,613	$(507)	$(558)

	Pension Benefits	Other Postretirement Benefits
($ thousands)	2020	2020
Expected amortization, net of tax:
Amortization of net actuarial loss (gain)	$4,198	$(110)
Amortization of net prior service credit	(1,414)	—
Expected amortization, net of tax	$2,784	$(110)

Net Periodic Benefit Income

Net periodic benefit income for 2019, 2018 and 2017 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2019	2018	2017	2019	2018	2017
Service cost	$7,219	$8,995	$9,705	$—	$—	$—
Interest cost	14,811	14,236	14,948	60	59	68
Expected return on assets	(27,735)	(29,091)	(27,589)	—	—	—
Amortization of:
Actuarial loss (gain)	3,904	4,122	4,315	(107)	(125)	(145)
Prior service credit	(1,486)	(1,567)	(1,780)	—	—	—
Settlement cost	2,236	324	—	—	—	—
Cost of contractual termination benefits	482	—	—	—	—	—
Curtailments	—	—	(2,165)	—	—	—
Total net periodic benefit income	$(569)	$(2,981)	$(2,566)	$(47)	$(66)	$(77)

The non-service cost components of net periodic benefit income are included in other income, net in the consolidated statements of earnings (loss).  Service cost is included in selling and administrative expenses.

Weighted-average assumptions used to determine net periodic benefit income:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount rate	4.35%	4.00%	4.40%	4.35%	4.00%	4.40%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on plan assets	7.75%	8.00%	8.00%	N/A	N/A	N/A

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

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
($ thousands)	Funded Plan	SERP	Total	Other Postretirement Benefits
Employer Contributions
2020 expected contributions to plan trusts	$92	$—	$92	$—
2020 expected contributions to plan participants	—	2,444	2,444	203
2020 refund of assets (e.g. surplus) to employer	134	—	134	—
Expected Benefit Payments
2020	$14,885	$2,443	$17,328	$203
2021	16,151	1,909	18,060	176
2022	15,100	1,576	16,676	151
2023	15,657	2,207	17,864	130
2024	16,219	261	16,480	110
2025-2029	90,117	2,097	92,214	333

Defined Contribution Plans

The Company’s domestic defined contribution 401(k) plan covers salaried and certain hourly employees.  In January 2018, the Company announced certain changes to the Plan that became effective on January 1, 2019.  Prior to these changes, the Company's contributions represented a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus.  Currently, for eligible salaried employees, the Company makes a core contribution of 1.5% and a matching contribution of up to 50% of the first 6% of the employees' contributions. In addition, the Company has the discretion to contribute up to an additional 2% profit-sharing benefit based on the Company’s performance.  The Company’s expense for this plan was $5.4 million in 2019, $4.4 million in 2018, and $3.9 million in 2017.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees.  The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary.  In addition, eligible employees may voluntarily contribute to the plan.  The Company’s expense for this plan was $0.2 million in both 2019 and 2018, and $0.3 million in 2017.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds.  The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan of $8.0 million and $7.3 million as of February 1, 2020 and February 2, 2019, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets.  The assets held by the trust of $8.0 million as of February 1, 2020 and $7.3 million as of February 2, 2019 are classified as trading securities within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”).  Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end.  The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service.  The liabilities of the plan of $1.5 million as of February 1, 2020 and $2.4 million as of February 2, 2019 are based on 71,108 and 70,123 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

7.    INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code ("IRC").  Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, the transition of U.S. international taxation from a worldwide tax system to a quasi-territorial tax system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings.  The Act includes the Global Intangibles Low-Taxed Income ("GILTI") provision, a new minimum tax on global intangible low-taxed income, the Base Erosion Anti-Avoidance ("BEAT"), a new tax for certain payments to foreign related parties and the Foreign-Derived Intangible Income ("FDII") provision, a tax incentive to earn income from the sale, lease or license of goods and services abroad.  The Company has elected to account for the GILTI provision as a period cost in the year the taxes are incurred.  During 2019 and 2018, the Company recorded an income tax provision of $0.7 million and $0.6 million, respectively, related to the GILTI, BEAT and FDII provisions of the Act.

The components of earnings (loss) before income taxes consisted of domestic earnings before income taxes of $37.3 million, $40.0 million and $78.2 million in 2019, 2018 and 2017, respectively.  The Company's foreign earnings before incomes taxes were $41.3 million and $44.5 million in 2019 and 2017, respectively, and foreign loss before income taxes was $45.8 million in 2018, reflecting the impairment of the tradename and goodwill for the Allen Edmonds business.

The components of income tax provision (benefit) on earnings (loss) were as follows:

($ thousands)	2019	2018	2017
Federal
Current	$4,003	$1,953	$31,102
Deferred	5,390	4,451	(10,358)
Total federal income tax provision (benefit)	9,393	6,404	20,744
State
Current	290	(718)	7,691
Deferred	2,403	1,284	913
Total state income tax provision (benefit)	2,693	566	8,604

Foreign	4,425	(7,243)	6,127
Total income tax provision (benefit)	$16,511	$(273)	$35,475

The differences between the income tax provision (benefit) reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate were as follows:

($ thousands)	2019	2018	2017
Income taxes at statutory rate (1)	$16,505	$(1,208)	$41,376
State income taxes, net of federal tax benefit	2,218	2,519	3,579
Foreign earnings taxed at lower rates	(3,199)	(4,210)	(8,072)
Share-based compensation	86	(347)	(1,265)
Income tax reform, net benefit	—	(3,891)	(294)
GILTI, BEAT and FDII provisions	668	613	—
Non-deductibility of goodwill impairment	—	7,989	—
Impairment of foreign tradename taxed at higher rate	—	(2,400)	—
Valuation allowance release on state loss carryforwards	—	—	(100)
Non-deductibility of acquisition costs	—	46	—
Other	233	616	251
Total income tax provision (benefit)	$16,511	$(273)	$35,475

(1) The federal statutory tax rate was 21.0% in 2019 and 2018, and 33.7% in 2017.

In 2019, the Company's effective tax rate was impacted by discrete tax benefits totaling $1.4 million, primarily reflecting adjustments to changes in tax rates in state and other international jurisdictions.  In 2018, the Company's effective tax rate was impacted by several factors, including the non-deductibility of our goodwill impairment charge of $38.0 million, as further discussed in Note 11 to the consolidated financial statements.  In addition, discrete tax benefits totaling $5.9 million were recognized in 2018, primarily reflecting adjustments associated with the Act and related actions for state and other international jurisdictions (in aggregate, "income tax reform").  If the impairment charges had not been recognized in 2018 and the discrete tax benefits had not been recognized in 2019 and 2018, the Company's effective tax rates would have been 22.7% and 22.3%, respectively.  The tax rates in 2019 and 2018 are lower than in prior periods due to the lower tax rates associated with income tax reform effective beginning in 2018.

The other category of income tax provision (benefit) principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes, and adjustments in the amounts of deferred tax assets that are anticipated to be realized.  In 2019, the other category includes the effect of non-deductible expenses, net of the discrete benefits.  In 2018, the other category includes a $2.1 million provision related to the 162(m) provisions related to the non-deductibility of certain executive compensation, partially offset by a $1.3 million benefit related to the Company's return-to-provision settlement for the 2017 tax year.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	February 1, 2020	February 2, 2019
Deferred Tax Assets
Employee benefits, compensation and insurance	$12,812	$14,599
Accrued expenses	18,762	14,936
Postretirement and postemployment benefit plans	314	327
Deferred rent	—	6,524
Lease obligations	200,408	—
Accounts receivable reserves	3,109	7,350
Net operating loss (“NOL”) carryforward/carryback	6,671	6,714
Capital loss carryforward	14	14
Inventory capitalization and inventory reserves	4,123	3,339
Impairment of investment in nonconsolidated affiliate	1,470	1,470
Other	1,349	1,831
Total deferred tax assets, before valuation allowance	249,032	57,104
Valuation allowance	(4,809)	(4,199)
Total deferred tax assets, net of valuation allowance	$244,223	$52,905

Deferred Tax Liabilities
Lease right-of-use assets	$(187,978)	$—
Retirement plans	(10,466)	(10,212)
LIFO inventory valuation	(44,774)	(42,427)
Capitalized software	(4,420)	(3,879)
Depreciation	(8,416)	(10,662)
Intangible assets	(29,636)	(24,763)
Other	(3,811)	(1,115)
Total deferred tax liabilities	(289,501)	(93,058)
Net deferred tax liability	$(45,278)	$(40,153)

As of February 1, 2020, the Company had various state and international net operating loss carryforwards totaling $6.7 million, with expiration dates between 2020 and 2039.  The Company has recorded a valuation allowance of $3.3 million on these state and international net operating loss carryforwards.  The remaining net operating loss will be carried forward to future tax years.  The Company also has a valuation allowance of $1.5 million related to the impairment of an investment in a nonconsolidated affiliate in 2016.

As of February 1, 2020, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Act.  The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.  If the Company’s unremitted foreign earnings were not considered indefinitely reinvested as of February 1, 2020, an immaterial amount of additional deferred taxes would have been provided.

Uncertain Tax Positions

ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions.  The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of February 1, 2020 and   February 2, 2019, the Company had unrecognized tax benefits of $1.9 million and $2.5 million, respectively, associated with international jurisdictions.

For federal purposes, the Company’s tax years 2016 to 2018 (fiscal years ending January 28, 2017,  February 3, 2018 and February 2, 2019) remain open to examination, but are not currently being examined.  The Company also files tax returns in various foreign jurisdictions and numerous states for which various tax years are subject to examination and currently involved in audits.  While the Company is involved in examinations in certain jurisdictions, it does not expect any significant changes in its liability for uncertain tax positions during the next 12 months.

8.    BUSINESS SEGMENT INFORMATION

The Company's reportable segments are Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of Famous Footwear, Famous.com and Famous.ca.  Famous Footwear operated 949 stores at the end of 2019, primarily selling branded footwear for the entire family.

The Brand Portfolio segment is comprised of wholesale operations selling the Company's branded footwear, and the retail stores and e-commerce sites associated with those brands.  This segment sources and markets licensed, branded and private-label footwear primarily to national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs as well as Company-owned Famous Footwear, Allen Edmonds, Naturalizer and Sam Edelman stores, and e-commerce businesses.  The Brand Portfolio segment included 141 branded retail stores in the United States, 79 branded retail stores in Canada, six branded retail stores in China, one branded retail store in Guam, and one branded retail store in Italy at the end of 2019.  During the first quarter of 2019, the Company changed its segment presentation to disclose net sales of the Brand Portfolio segment inclusive of both external and intersegment sales, with the elimination of intersegment sales and profit from Brand Portfolio to Famous Footwear reflected within the Eliminations and Other category.  This presentation reflects the independent business models of both Brand Portfolio and Famous Footwear, as well as growth in intersegment activity driven by recent acquisitions.  Prior period information has been recast to conform to the current presentation.

The Company’s Famous Footwear and Brand Portfolio reportable segments are operating units that are managed separately.  An operating segment’s performance is evaluated and resources are allocated based primarily on operating earnings (loss).  Operating earnings (loss) represents gross profit, less selling and administrative expenses, impairment of goodwill and intangible assets and restructuring and other special charges, net.  The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements.  Intersegment sales are generally recorded at a profit and intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings.

Corporate assets, administrative expenses and other costs and recoveries that are not allocated to the operating units, as well as the elimination of intersegment sales and profit, are reported in the Eliminations and Other category.

Following is a summary of certain key financial measures for the respective periods:

($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total
Fiscal 2019
External sales	$1,588,057	$1,406,460	$(72,955)	$2,921,562
Intersegment sales	—	(72,955)	—	(72,955)
Depreciation and amortization	26,706	29,875	8,981	65,562
Operating earnings (loss)	76,896	58,153	(31,236)	103,813
Segment assets	891,042	1,383,500	157,165	2,431,707
Purchases of property and equipment	16,129	21,973	6,431	44,533
Capitalized software	16	1,544	4,059	5,619

Fiscal 2018
External sales	$1,606,808	$1,313,551	$(85,513)	$2,834,846
Intersegment sales	—	(85,513)	—	85,513
Depreciation and amortization	28,816	20,768	13,113	62,697
Operating earnings (loss)	85,268	(40,799)	(44,068)	401
Segment assets	502,507	1,211,008	125,053	1,838,568
Purchases of property and equipment	17,552	41,993	2,938	62,483
Capitalized software	351	814	3,251	4,416

Fiscal 2017
External sales	$1,637,627	$1,233,081	$(85,124)	$2,785,584
Intersegment sales	—	(85,124)	—	85,124
Depreciation and amortization	29,990	16,873	17,207	64,070
Operating earnings (loss)	92,230	80,160	(44,707)	127,683
Segment assets	500,862	814,508	174,045	1,489,415
Purchases of property and equipment	22,920	15,865	5,935	44,720
Capitalized software	483	232	5,743	6,458

Following is a reconciliation of operating earnings to (loss) earnings before income taxes:

($ thousands)	2019	2018	2017
Operating earnings	$103,813	$401	$127,683
Interest expense, net	(33,123)	(18,277)	(17,325)
Loss on early extinguishment of debt	—	(186)	—
Other income, net	7,903	12,308	12,348
Earnings (loss) before income taxes	$78,593	$(5,754)	$122,706

For geographic purposes, the domestic operations include the Company's domestic retail operations, the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Famous Footwear and Brand Portfolio stores, as well as the Company's e-commerce businesses.

The Company’s foreign operations consist of wholesale and retail operations primarily in the Far East, Canada and Italy.  The Far East operations primarily include first-cost transactions, where footwear is sold at foreign ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets, including lease right-of-use assets and property and equipment, by geographic area were as follows:

($ thousands)	2019	2018	2017
Net Sales
United States	$2,734,912	$2,656,928	$2,603,725
Far East	98,045	93,883	98,287
Canada	80,247	63,354	75,764
Latin America and other	8,358	20,681	7,808
Total net sales	$2,921,562	$2,834,846	$2,785,584

Long-Lived Assets (1)
United States	$881,338	$219,975	$200,686
Canada	35,317	9,381	10,559
Far East	3,527	1,348	1,456
Other	258	80	98
Total long-lived assets	$920,440	$230,784	$212,799

(1) Long-lived assets includes $695,594 of lease right-of-use assets in 2019, with no corresponding amounts in 2018 or 2017, as those periods precede the adoption of ASC 842.

9.    INVENTORIES

The Company's net inventory balance was comprised of the following:

($ thousands)	February 1, 2020	February 2, 2019
Raw materials	$18,455	$19,128
Work-in-process	454	745
Finished goods	599,497	663,298
Inventories, net	$618,406	$683,171

As of February 1, 2020 and February 2, 2019, the Company's inventory balance included $2.5 million and $1.5 million, respectively, of product subject to a consignment arrangement with wholesale customers.

10.    PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	February 1, 2020	February 2, 2019
Land and buildings	$52,638	$58,337
Leasehold improvements	241,209	233,604
Technology equipment	56,480	49,120
Machinery and equipment	98,715	69,628
Furniture and fixtures	140,233	134,259
Construction in progress	4,704	34,139
Property and equipment	593,979	579,087
Allowances for depreciation	(369,133)	(348,303)
Property and equipment, net	$224,846	$230,784

Useful lives of property and equipment are as follows:

Years
Buildings	5 - 30
Leasehold improvements	5 - 20
Technology equipment	2 - 7
Machinery and equipment	4 - 20
Furniture and fixtures	3 - 10

The Company recorded charges for impairment within selling and administrative expenses of $5.9 million, $3.7 million and $3.8 million in 2019, 2018 and 2017, respectively, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.  Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest.  Refer to Note 15 to the consolidated financial statements for further discussion of these impairment charges.

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets.  The Company capitalized interest of $0.6 million and $0.2 million in 2019 and 2018, respectively, related to the new company-operated Brand Portfolio warehouse facilities in California, with no corresponding interest capitalized in 2017.

11.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	February 1, 2020	February 2, 2019
Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio	388,288	388,288
Total intangible assets	391,088	391,088
Accumulated amortization	(96,784)	(83,722)
Total intangible assets, net	294,304	307,366
Goodwill
Brand Portfolio	245,275	242,531
Total goodwill	245,275	242,531
Goodwill and intangible assets, net	$539,579	$549,897

As further described in Note 2 to the consolidated financial statements, the Company acquired Vionic on October 18, 2018.  The allocation of the purchase price resulted in incremental intangible assets of $144.7 million, consisting of trademarks and customer relationships of $112.4 million and $32.3 million, respectively, and incremental goodwill of $151.3 million.  The trademark is being amortized on a straight-line basis over its useful life of 20 years.  The customer relationship intangible is being amortized on an accelerated basis over its estimated useful life of approximately 16 years.  In addition, the Company acquired Blowfish Malibu on July 6, 2018.  The allocation of the purchase price resulted in incremental intangible assets of $17.6 million, consisting of trademarks and customer relationships of $11.1 million and $6.5 million, respectively, and incremental goodwill of $5.0 million.  The trademark is being amortized on a straight-line basis over its useful life of 20 years and the customer relationship intangible is being amortized on an accelerated basis over its estimated useful life of approximately 15 years.

The Company's intangible assets as of February 1, 2020 and February 2, 2019 were as follows:

($ thousands)	February 1, 2020
	Estimated Useful Lives (In Years)	Cost Basis	Accumulated Amortization	Net Carrying Value
Trademarks	15 - 40	$288,788	$91,827	$196,961
Trademarks	Indefinite	58,100	—	58,100
Customer relationships	15 - 16	44,200	4,957	39,243
		$391,088	$96,784	$294,304

		February 2, 2019
	Estimated Useful Lives (In Years)	Cost Basis	Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788	$81,961	$—	$206,827
Trademarks	Indefinite	118,100	—	60,000	58,100
Customer relationships	15 - 16	44,200	1,761	—	42,439
		$451,088	$83,722	$60,000	$307,366

Amortization expense related to intangible assets was $13.1 million in 2019, $7.0 million in 2018 and $4.1 million in 2017.  The Company estimates $12.8 million of amortization expense related to intangible assets in 2020, $12.7 million in 2021, $12.5 million in 2022, $12.2 million in 2023 and $11.4 million in 2024.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test, as further discussed in Note 1 to the consolidated financial statements.  As a result of its annual goodwill impairment testing, the Company did not record any impairment charges during 2019 or 2017.  The Company recorded $38.0 million in impairment charges during 2018 associated with the Allen Edmonds reporting unit, which were reflected within the Brand Portfolio segment.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The indefinite-lived intangible asset impairment reviews resulted in no impairment charges in 2019 or 2017.  The indefinite-lived intangible asset test performed as of the first day of the fourth quarter of 2018 resulted in $60.0 million in impairment charges associated with the Allen Edmonds trademark, which were reflected within the Brand Portfolio segment.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  In addition, if the excess availability falls below the greater of (i) 10.0% of the lesser of the Loan Cap and (ii) $40.0 million, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of February 1, 2020.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $407.5 million and $350.0 million in 2019 and 2018, respectively.  As discussed further in Note 2 to the consolidated financial statements, the Company utilized the Credit Agreement in October 2018 to fund the Vionic acquisition. The average daily borrowings during the year were $352.4 million and $103.2 million in 2019 and 2018, respectively, and the weighted-average interest rates approximated 4.1% and 3.9% in 2019 and 2018, respectively. At February 1, 2020, the Company had $275.0 million borrowings outstanding and $10.9 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $214.1 million at February 1, 2020.

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

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of February 1, 2020, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

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

	Lease Term (years)	Renewal Options
Retail stores	5 - 10	Approximately 42% have options of varying periods
Manufacturing facility	8	None
Office facilities and distribution centers	10 - 15	5 - 20 years
Equipment	1 - 6	None

As further discussed in Note 1 to the consolidated financial statements, during the first quarter of 2019, the Company adopted ASC 842 using the modified retrospective transition method.  Prior period financial information in the consolidated financial statements has not been adjusted and is presented in compliance with ASC 840.  The Company elected the package of practical expedients and the expedient to account for lease and non-lease components as a single component for the entire population of operating lease assets.  The Company did not elect the hindsight practical expedient to reevaluate the lease term of existing contracts.

Lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term.  The majority of the Company's leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments.  Lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are expensed as incurred.

The following is a summary of lease assets and liabilities on the consolidated balance sheet at February 1, 2020:

($ thousands)	February 1, 2020
Lease Classification
Lease right-of-use assets	$695,594
Current lease obligations	(127,869)
Noncurrent lease obligations	(629,032)
Net balance sheet impact	$(61,307)

The weighted-average lease term and discount rate as of February 1, 2020 were as follows:

February 1, 2020
Weighted-average remaining lease term (in years)	7.2
Weighted-average discount rate	4.3%

During 2019, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $164.0 million on the consolidated balance sheets.  As of February 1, 2020, the Company has entered into lease commitments for eight retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for seven of the new retail locations will begin in the next fiscal year and one will begin in fiscal year 2021.  Upon commencement, right-of-use assets and lease liabilities of approximately $9.6 million will be recorded on the consolidated balance sheets.

The components of lease expense for 2019 were as follows:

($ thousands)	2019
Operating lease expense	$186,185
Variable lease expense	45,455
Short-term lease expense	3,339
Sublease income	(269)
Total lease expense	$234,710

The aggregate future annual lease obligations at February 1, 2020 were as follows:

($ thousands)
2020	$156,877
2021	151,257
2022	124,369
2023	104,582
2024	85,249
Thereafter	270,434
Total minimum operating lease payments (1)	$892,768
Less imputed interest	(135,867)
Present value of lease obligations	$756,901

(1) Minimum operating lease payments have not been reduced by minimum sublease rental income of $0.2 million due in the future under sublease agreements.

Supplemental cash flow information related to leases is as follows:

($ thousands)	2019
Cash paid for lease liabilities	$196,033
Cash received from sublease income	269

As previously reported in the Company's Annual Report on Form 10-K for the year ended February 2, 2019, and in accordance with the guidance in ASC 840, a summary of rent expense for operating leases for 2018 and 2017 is as follows:

($ thousands)	2018	2017
Minimum rent	$171,410	$171,980
Contingent rent	671	513
Sublease income	(428)	(1,705)
Total	$171,653	$170,788

Also as previously reported in the Company's Annual Report on Form 10-K for the year ended February 2, 2019, in accordance with the guidance in ASC 840, future minimum lease payments under noncancelable operating leases with an initial term of one year or more at February 2, 2019 were as follows:

($ thousands)
2019	$173,891
2020	151,157
2021	125,629
2022	102,488
2023	84,036
Thereafter	212,774
Total minimum operating lease payments (1)	$849,975

(1) Minimum operating lease payments have not been reduced by minimum sublease rental income of $0.5 million due in the future under sublease agreements.

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

The Company’s Brand Portfolio segment sells to national chains, online retailers, department stores, mass merchandisers, independent retailers and catalogs in the United States, Canada and approximately 64 other countries.  Receivables arising from these sales are not collateralized.  However, a portion is covered by documentary letters of credit.  Credit risk is affected by conditions or occurrences within the economy and the retail industry.  The Company maintains an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers and historical trends.

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

As of February 1, 2020 and February 2, 2019, the Company had forward contracts maturing at various dates through May 2020 and January 2020, respectively.  The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	February 1, 2020	February 2, 2019
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$3,963	$15,196
Euro	1,251	13,383
Chinese yuan	2,355	4,507
New Taiwanese dollars	—	461
Other currencies	69	382
Total financial instruments	$7,638	$33,929

The classification and fair values of derivative instruments designated as hedging instruments included within the consolidated balance sheets as of February 1, 2020 and February 2, 2019 are as follows:

($ in thousands)	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange forwards contracts:
February 1, 2020	Prepaid expenses and other current assets	$—	Other accrued expenses	$103
February 2, 2019	Prepaid expenses and other current assets	$159	Other accrued expenses	$745

During 2019 and 2018, the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings (loss) was as follows:

	2019		2018
Foreign exchange forward contracts: Income Statement Classification Gains (Losses)- Realized	Gain (Loss) Recognized in OCI on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings	Loss Recognized in OCI on Derivatives	Loss Reclassified from Accumulated OCL into Earnings
Net sales	$16	$9	$(55)	$(6)
Cost of goods sold	439	(38)	(1,004)	(58)
Selling and administrative expenses	(68)	(227)	(822)	(90)
Interest expense	—	—	—	—

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

Deferred Compensation Plan Assets and Liabilities

The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds.  The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan are presented in other accrued expenses and the assets held by the trust are classified within prepaid expenses and other current assets in the accompanying consolidated balance sheets.  Changes in deferred compensation plan assets and liabilities are charged to selling and administrative expenses.  The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

Restricted Stock Units for Non-Employee Directors

Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company were previously granted at no cost to non-employee directors.  These cash-equivalent RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock.  The fair value of each cash-equivalent RSU payable is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).   Additional information related to RSUs for non-employee directors is disclosed in Note 17 to the consolidated financial statements.

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July 2018.  The fair value of the mandatory purchase obligation is based on the earnings formula specified in the Purchase Agreement (Level 3).  Accretion of the mandatory purchase obligation and any fair value adjustments are recorded as interest expense.  The Company recorded accretion and fair value adjustments of $6.0 million during 2019.  From the acquisition date of July 6, 2018 through February 2, 2019, an immaterial amount of accretion was recorded on the mandatory purchase obligation.  The earnings projections and discount rate utilized in the initial estimate of the fair value of the mandatory purchase obligation required management judgment and are the assumptions to which the fair value calculation were the most sensitive.  Refer to further discussion of the mandatory purchase obligation in Note 2 to the consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 1, 2020 and February 2, 2019.  The Company did not have any transfers between Level 1, Level 2 or Level 3 during 2019 or 2018.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)

As of February 1, 2020
Cash equivalents – money market funds	$18,001	$18,001	$—	$—
Non-qualified deferred compensation plan assets	8,004	8,004	—	—
Non-qualified deferred compensation plan liabilities	(8,004)	(8,004)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,536)	(1,536)	—	—
Restricted stock units for non-employee directors	(2,572)	(2,572)	—	—
Derivative financial instruments, net	(103)	—	(103)	—
Mandatory purchase obligation - Blowfish Malibu	(15,200)	—	—	(15,200)

As of February 2, 2019
Cash equivalents – money market funds	$4,582	$4,582	$—	$—
Non-qualified deferred compensation plan assets	7,270	7,270	—	—
Non-qualified deferred compensation plan liabilities	(7,270)	(7,270)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,364)	(2,364)	—	—
Restricted stock units for non-employee directors	(4,419)	(4,419)	—	—
Derivative financial instruments, net	(586)	—	(586)	—
Mandatory purchase obligation - Blowfish Malibu	(9,245)	—	—	(9,245)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $780.2 million, $99.0 million and $112.5 million in 2019, 2018 and 2017, respectively, were assessed for indicators of impairment and written down to their fair value.  This assessment resulted in the following impairment charges, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company's retail stores, which were included in selling and administrative expenses for the respective periods.  Adoption of ASC 842 has resulted in higher impairment charges for underperforming retail stores as a direct result of including the right-of-use asset in the asset group that is evaluated for impairment.

($ thousands)	2019	2018	2017
Long-Lived Asset Impairment Charges
Famous Footwear	$1,980	$800	$677
Brand Portfolio	3,887	2,865	3,098
Total long-lived asset impairment charges	$5,867	$3,665	$3,775

The Company performed its annual impairment review of indefinite-lived intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3).  As a result of its annual impairment testing, the Company did not record any impairment charges in 2019 or 2017.  The Company recorded $60.0 million in impairment charges in 2018 related to the Allen Edmonds trademark, as further discussed in Note 11 to the consolidated financial statements.

During 2019, the Company performed its annual impairment test of goodwill by completing an assessment at the reporting unit level, which involved estimating the fair value of its reporting units using significant unobservable inputs (Level 3).  The quantitative assessments performed in 2019 and 2017 resulted no impairment charges.  The quantitative and qualitative assessments performed in 2018 resulted in impairment charges of $38.0 million.  Refer to Note 1 and Note 11 to the consolidated financial statements for additional information related to the goodwill impairment tests.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	February 1, 2020		February 2, 2019

($ thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Borrowings under revolving credit agreement	$275,000	$275,000	$335,000	$335,000
Long-term debt	200,000	205,000	200,000	205,500
Total debt	$475,000	$480,000	$535,000	$540,500

(1)Excludes unamortized debt issuance costs and debt discount

The fair value of the borrowings under revolving credit agreement approximates its carrying value due to its short-term nature (Level 1).  The fair value of the Company's long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

16.    SHAREHOLDERS' EQUITY

Stock Repurchase Program

On August 25, 2011,  December 14, 2018 and September 2, 2019, the Board of Directors approved stock repurchase programs (“2011 Program”, "2018 Program" and "2019 Program", respectively) authorizing the repurchase of the Company’s outstanding common stock of up to 2.5 million shares of the 2011 Program and 2018 Program and 5.0 million shares in the 2019 Program.  The Company can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Repurchases of common stock are limited under the Company’s debt agreements.  In total, 2.5 million shares have been repurchased under the 2011 Program and there are no additional shares authorized to be repurchased.  During 2019, the Company repurchased 1,704,240 shares under the 2018 Program and there are 553,611 shares remaining that are authorized to be repurchased as of  February 1, 2020.  There have been no shares repurchased under the 2019 Program.

Repurchases Related to Employee Share-based Awards

During 2019, 2018 and 2017, employees tendered 100,728, 145,357 and 141,713 shares, respectively, related to certain share-based awards. These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.  Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss, net of tax, by component for 2019, 2018 and 2017:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance January 28, 2017	$192	$(30,084)	$(542)	$(30,434)
Other comprehensive income before reclassifications	1,043	18,627	1,337	21,007
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	225	(357)	(132)
Tax (benefit) provision	—	(58)	121	63
Net reclassifications	—	167	(236)	(69)
Other comprehensive income	1,043	18,794	1,101	20,938
Reclassification of stranded tax effects	—	(5,882)	208	(5,674)
Balance February 3, 2018	$1,235	$(17,172)	$767	$(15,170)
Other comprehensive loss before reclassifications	(1,173)	(15,927)	(1,497)	(18,597)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,754	154	2,908
Tax benefit	—	(710)	(32)	(742)
Net reclassifications	—	2,044	122	2,166
Other comprehensive income	(1,173)	(13,883)	(1,375)	(16,431)
Balance February 2, 2019	$62	$(31,055)	$(608)	$(31,601)
Other comprehensive loss before reclassifications	(642)	(3,523)	315	(3,850)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	4,590	256	4,846
Tax benefit	—	(1,183)	(55)	(1,238)
Net reclassifications	—	3,407	201	3,608
Other comprehensive loss	(642)	(116)	516	(242)
Balance February 1, 2020	$(580)	$(31,171)	$(92)	$(31,843)

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

Share-based compensation expense of $10.2 million, $13.8 million and $11.3 million was recognized in 2019, 2018 and 2017, respectively, as a component of selling and administrative expenses.  The following table details the share-based compensation expense by plan for 2019, 2018 and 2017:

($ thousands)	2019	2018	2017
Expense for share-based compensation plans, net of forfeitures:
Restricted stock	$9,597	$10,925	$7,657
Stock performance awards	(502)	1,741	3,508
Restricted stock units	1,129	1,091	66
Stock options	22	48	67
Total share-based compensation expense	$10,246	$13,805	$11,298

The Company issued 214,435, 350,522 and 293,470 shares of common stock in 2019, 2018 and 2017, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

The Company recognized an excess tax provision of $0.1 million in 2019 related to restricted stock vestings and dividends, performance share award vestings and stock options exercised.  Excess tax benefits of $0.3 million and $1.3 million were recognized in 2018 and 2017, respectively.  The excess tax provision or benefit for the respective periods were recorded in income tax (provision) benefit.

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

The following table summarizes restricted stock activity for 2019, 2018 and 2017:

	Number of Nonvested Restricted Shares	Weighted-Average Grant Date Fair Value
Nonvested at January 28, 2017	1,128,049	25.85
Granted	392,812	27.07
Vested	(267,585)	17.55
Forfeited	(78,475)	29.26
Nonvested at February 3, 2018	1,174,801	27.92
Granted	427,083	31.88
Vested	(291,061)	28.18
Forfeited	(61,600)	28.77
Nonvested at February 2, 2019	1,249,223	29.17
Granted	463,234	22.93
Vested	(222,562)	30.26
Forfeited	(218,100)	28.83
Nonvested at February 1, 2020	1,271,795	$26.77

Of the 463,234 restricted shares granted during 2019, 12,914 shares have a cliff-vesting term of one year and 450,320 shares have a graded-vesting term of three years.  Of the 427,083 restricted shares granted during 2018, 3,642 shares have a cliff-vesting term of one year, 413,941 shares have a graded-vesting term of three years, and 9,500 shares have a cliff-vesting term of four years.  Of the 392,812 restricted shares granted during 2017, 4,492 shares have a cliff-vesting term of one year, 12,000 shares have a graded-vesting term of four years and 376,320 shares have a cliff-vesting term of four years.

The total grant date fair value of restricted stock awards vested during the years ended February 1, 2020, February 2, 2019 and February 3, 2018, was $6.7 million, $8.2 million and $4.7 million, respectively.  As of February 1, 2020, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $11.1 million, which will be amortized over the weighted-average remaining requisite service period of 1.4 years.

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

The following table summarizes performance share award activity for 2019, 2018 and 2017:

	Number of Nonvested Performance Share Awards at Target Level	Number of Nonvested Performance Share Awards at Maximum Level	Weighted-Average Grant Date Fair Value
Nonvested at January 28, 2017	402,499	804,998	28.36
Granted	169,500	339,000	26.90
Vested	(160,372)	(320,744)	29.16
Forfeited	(12,000)	(24,000)	27.46
Nonvested at February 3, 2018	399,627	799,254	27.45
Granted	155,000	310,000	31.84
Vested	(80,627)	(161,254)	30.12
Forfeited	(16,167)	(32,334)	26.83
Nonvested at February 2, 2019	457,833	915,666	28.49
Granted	180,000	360,000	23.42
Vested	(149,833)	(299,666)	26.64
Forfeited	(12,000)	(24,000)	28.33
Nonvested at February 1, 2020	476,000	952,000	$27.16

As of February 1, 2020, there is an immaterial amount of remaining unrecognized compensation cost related to nonvested performance share awards.

Stock Options

Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant.  Stock options generally vest over four years and have a term of 10 years.  Compensation cost for all stock options is recognized over the requisite service period for each award.  No dividends are paid on unexercised options.  Expense for stock options is recognized on a straight-line basis separately for each vesting portion of the stock option award.  The Company granted no stock options during 2019, 2018 and 2017.

The following table summarizes stock option activity for 2019:

	Number of Options	Weighted-Average Exercise Price
Outstanding at February 2, 2019	42,667	$18.01
Exercised	(5,000)	9.63
Forfeited	—	—
Canceled or expired	(2,000)	8.85
Outstanding at February 1, 2020	35,667	$19.70
Exercisable at February 1, 2020	27,333	$16.81

As of February 1, 2020, there are 8,334 of nonvested options with a weighted-average grant date fair value of $12.81 per share.

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

The following table summarizes restricted stock unit activity for the year ended February 1, 2020:

	Outstanding			Accrued (1)	Nonvested RSUs
	Number of Vested RSUs	Number of Nonvested RSUs	Total Number of RSUs (2)	Total Number of RSUs	Weighted-Average Grant Date Fair Value
February 2, 2019	381,479	38,578	420,057	407,198	$28.70
Granted (3)	4,686	71,815	76,501	52,825	19.39
Vested	33,566	(33,566)	—	10,926	34.05
Settled	(4,574)	—	(4,574)	(4,574)	19.02
February 1, 2020	415,157	76,827	491,984	466,375	$17.66

(1)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.
(2)	Total number of RSUs as of February 1, 2020 includes 272,836 RSUs payable in shares and 219,148 RSUs payable in cash.
(3)	Granted RSUs include 5,474 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 4,686 related to outstanding vested RSUs and 788 to outstanding nonvested RSUs.

The following table summarizes RSUs granted, vested and settled during 2019, 2018 and 2017:

($ thousands, except per unit amounts)	2019	2018	2017
Weighted-average grant date fair value of RSUs granted (1)	$19.59	$34.23	$27.93
Fair value of RSUs vested	$589	$1,340	$1,349
RSUs settled	4,574	5,914	10,356

(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the related income tax benefit for 2019, 2018 and 2017:

($ thousands)	2019	2018	2017
Compensation (income) expense	$(1,756)	$287	$1,645
Income tax provision (benefit)	452	(74)	(620)
Compensation (income) expense, net of income tax provision (benefit)	$(1,304)	$213	$1,025

The aggregate fair value of RSUs outstanding and currently vested at February 1, 2020 is $8.6 million and $7.3 million, respectively.  The liabilities associated with the accrued RSUs totaled $2.6 million and $4.4 million as of February 1, 2020 and February 2, 2019, respectively.

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

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system.  Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003.  However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater.  The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas.  In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner.  The results of groundwater monitoring are being used to evaluate the effectiveness of these activities.  The Company continues to implement the expanded remedy workplan that was approved by the oversight authorities in 2015.  Based on the progress of the direct remedial action of on-site conditions, the Company has submitted a request to the oversight authorities for permission to convert the perimeter pump and treat active remediation system to a passive one.  During the fourth quarter of 2019, a final response was received from the oversight authorities, which will allow the Company to move forward with implementation of the revised plan.

The cumulative expenditures for both on-site and off-site remediation through February 1, 2020 were $31.2 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at February 1, 2020 is $9.6 million, of which $8.8 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses.  Of the total $9.6 million reserve, $5.0 million is for off-site remediation and $4.6 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.8 million as of February 1, 2020.  The Company expects to spend approximately $0.5 million in the next year, $0.1 million in each of the following four years and $12.9 million in the aggregate thereafter related to the on-site remediation.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF February 1, 2020

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$19,219	$3,878	$22,121	$—	$45,218
Receivables, net	100,997	32,168	29,016	—	162,181
Inventories, net	142,370	435,794	40,242	—	618,406
Prepaid expenses and other current assets	35,576	13,603	7,315	—	56,494
Intercompany receivable - current	260	30	9,072	(9,362)	—
Total current assets	298,422	485,473	107,766	(9,362)	882,299
Property and equipment, net	76,587	138,461	9,798	—	224,846
Goodwill and intangible assets, net	106,660	326,565	106,354	—	539,579
Other assets	77,444	10,953	992	—	89,389
Lease right-of-use assets	137,374	528,393	29,827	—	695,594
Investment in subsidiaries	1,572,577	—	(26,123)	(1,546,454)	—
Intercompany receivable - noncurrent	606,648	663,640	809,060	(2,079,348)	—
Total assets	$2,875,712	$2,153,485	$1,037,674	$(3,635,164)	$2,431,707

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$275,000	$—	$—	$—	$275,000
Trade accounts payable	113,484	112,108	41,426	—	267,018
Lease obligations	4,679	116,738	6,452	—	127,869
Other accrued expenses	86,661	73,122	21,280	—	181,063
Intercompany payable - current	5,349	—	4,013	(9,362)	—
Total current liabilities	485,173	301,968	73,171	(9,362)	850,950
Other liabilities:
Noncurrent lease obligations	145,845	454,343	28,844	—	629,032
Long-term debt	198,391	—	—	—	198,391
Other liabilities	101,386	1,878	940	—	104,204
Intercompany payable - noncurrent	1,298,967	115,005	665,376	(2,079,348)	—
Total other liabilities	1,744,589	571,226	695,160	(2,079,348)	931,627
Equity:
Caleres, Inc. shareholders’ equity	645,950	1,280,291	266,163	(1,546,454)	645,950
Noncontrolling interests	—	—	3,180	—	3,180
Total equity	645,950	1,280,291	269,343	(1,546,454)	649,130
Total liabilities and equity	$2,875,712	$2,153,485	$1,037,674	$(3,635,164)	$2,431,707

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED February 1, 2020

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$823,620	$2,072,226	$264,815	$(239,099)	$2,921,562
Cost of goods sold	570,273	1,226,445	141,226	(200,742)	1,737,202
Gross profit	253,347	845,781	123,589	(38,357)	1,184,360
Selling and administrative expenses	239,973	794,046	70,098	(38,357)	1,065,760
Restructuring and other special charges, net	11,270	3,517	—	—	14,787
Operating earnings	2,104	48,218	53,491	—	103,813
Interest (expense) income	(33,126)	(104)	107	—	(33,123)
Other income (expense)	7,934	—	(31)	—	7,903
Intercompany interest income (expense)	10,799	(10,891)	92	—	—
(Loss) earnings before income taxes	(12,289)	37,223	53,659	—	78,593
Income tax benefit (provision)	1,029	(9,476)	(8,064)	—	(16,511)
Equity in earnings (loss) of subsidiaries, net of tax	74,079	—	(1,283)	(72,796)	—
Net earnings	62,819	27,747	44,312	(72,796)	62,082
Less: Net loss attributable to noncontrolling interests	—	—	(737)	—	(737)
Net earnings attributable to Caleres, Inc.	$62,819	$27,747	$45,049	$(72,796)	$62,819

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED February 1, 2020

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$62,819	$27,747	$44,312	$(72,796)	$62,082
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	(607)	—	(607)
Pension and other postretirement benefits adjustments	76	(131)	(61)	—	(116)
Derivative financial instruments	588	7	(79)	—	516
Other comprehensive loss from investment in subsidiaries	(906)	—	—	906	—
Other comprehensive loss, net of tax	(242)	(124)	(747)	906	(207)
Comprehensive income	62,577	27,623	43,565	(71,890)	61,875
Comprehensive loss attributable to noncontrolling interests	—	—	(702)	—	(702)
Comprehensive income attributable to Caleres, Inc.	$62,577	$27,623	$44,267	$(71,890)	$62,577

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED February 1, 2020

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$26,546	$90,612	$53,628	$—	$170,786
Investing activities
Purchases of property and equipment	(23,695)	(18,336)	(2,502)	—	(44,533)
Disposals of property and equipment	636	—	—	—	636
Capitalized software	(5,363)	(256)	—	—	(5,619)
Intercompany investing	(421)	421	—	—	—
Net cash used for investing activities	(28,843)	(18,171)	(2,502)	—	(49,516)
Financing activities
Borrowings under revolving credit agreement	288,500	—	—	—	288,500
Repayments under revolving credit agreement	(348,500)	—	—	—	(348,500)
Dividends paid	(11,422)	—	—	—	(11,422)
Acquisition of treasury stock	(33,424)	—	—	—	(33,424)
Issuance of common stock under share-based plans, net	(2,644)	—	—	—	(2,644)
Contributions by noncontrolling interests	—	—	2,500	—	2,500
Other	(85)	(1,257)	—	—	(1,342)
Intercompany financing	129,089	(76,454)	(52,635)	—	—
Net cash provided by (used for) financing activities	21,514	(77,711)	(50,135)	—	(106,332)
Effect of exchange rate changes on cash and cash equivalents	—	—	80	—	80
Increase (decrease) in cash and cash equivalents	19,217	(5,270)	1,071	—	15,018
Cash and cash equivalents at beginning of year	$2	$9,148	$21,050	$—	30,200
Cash and cash equivalents at end of year	$19,219	$3,878	$22,121	$—	$45,218

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF February 2, 2019

($ thousands)	Parent	Guarantors	Non- Guarantors	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$2	$9,148	$21,050	$—	$30,200
Receivables, net	130,684	32,319	28,719	—	191,722
Inventories, net	175,697	470,610	36,864	—	683,171
Prepaid expenses and other current assets	31,195	32,556	7,603	—	71,354
Intercompany receivable - current	190	42	15,279	(15,511)	—
Total current assets	337,768	544,675	109,515	(15,511)	976,447
Property and equipment, net	62,608	157,270	10,906	—	230,784
Goodwill and intangible assets, net	108,884	331,810	109,203	—	549,897
Other assets	68,707	11,824	909	—	81,440
Investment in subsidiaries	1,499,209	—	(24,838)	(1,474,371)	—
Intercompany receivable - noncurrent	597,515	578,821	762,281	(1,938,617)	—
Total assets	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$335,000	$—	$—	$—	$335,000
Trade accounts payable	146,400	130,670	39,228	—	316,298
Other accrued expenses	95,498	86,015	20,525	—	202,038
Intercompany payable - current	10,781	—	4,730	(15,511)	—
Total current liabilities	587,679	216,685	64,483	(15,511)	853,336
Other liabilities:
Long-term debt	197,932	—	—	—	197,932
Other liabilities	105,689	41,149	5,027	—	151,865
Intercompany payable - noncurrent	1,149,338	115,114	674,165	(1,938,617)	—
Total other liabilities	1,452,959	156,263	679,192	(1,938,617)	349,797
Equity:
Caleres, Inc. shareholders’ equity	634,053	1,251,452	222,919	(1,474,371)	634,053
Noncontrolling interests	—	—	1,382	—	1,382
Total equity	634,053	1,251,452	224,301	(1,474,371)	635,435
Total liabilities and equity	$2,674,691	$1,624,400	$967,976	$(3,428,499)	$1,838,568

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED February 2, 2019

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$888,234	$1,975,219	$237,607	$(266,214)	$2,834,846
Cost of goods sold	619,120	1,157,558	124,037	(222,213)	1,678,502
Gross profit	269,114	817,661	113,570	(44,001)	1,156,344
Selling and administrative expenses	267,584	760,754	57,428	(44,001)	1,041,765
Impairment of goodwill and intangible assets	—	—	98,044	—	98,044
Restructuring and other special charges, net	9,734	6,400	—	—	16,134
Operating (loss) earnings	(8,204)	50,507	(41,902)	—	401
Interest (expense) income	(19,048)	(25)	796	—	(18,277)
Loss on early extinguishment of debt	(186)	—	—	—	(186)
Other income (expense)	12,408	—	(100)	—	12,308
Intercompany interest income (expense)	11,436	(11,494)	58	—	—
(Loss) earnings before income taxes	(3,594)	38,988	(41,148)	—	(5,754)
Income tax benefit (provision)	1,687	(7,719)	6,305	—	273
Equity in loss of subsidiaries, net of tax	(3,534)	—	(1,275)	4,809	—
Net (loss) earnings	(5,441)	31,269	(36,118)	4,809	(5,481)
Less: Net loss attributable to noncontrolling interests	—	—	(40)	—	(40)
Net (loss) earnings attributable to Caleres, Inc.	$(5,441)	$31,269	$(36,078)	$4,809	$(5,441)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED February 2, 2019

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net (loss) earnings	$(5,441)	$31,269	$(36,118)	$4,809	$(5,481)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	(1,224)	—	(1,224)
Pension and other postretirement benefits adjustments	(13,663)	—	(220)	—	(13,883)
Derivative financial instruments	(1,967)	(38)	630	—	(1,375)
Other comprehensive loss from investment in subsidiaries	(801)	—	—	801	—
Other comprehensive loss, net of tax	(16,431)	(38)	(814)	801	(16,482)
Comprehensive (loss) income	(21,872)	31,231	(36,932)	5,610	(21,963)
Comprehensive loss attributable to noncontrolling interests	—	—	(91)	—	(91)
Comprehensive (loss) income attributable to Caleres, Inc.	$(21,872)	$31,231	$(36,841)	$5,610	$(21,872)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED February 2, 2019

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$21,220	$84,546	$23,823	$—	$129,589
Investing activities
Purchases of property and equipment	(34,583)	(25,871)	(2,029)	—	(62,483)
Capitalized software	(3,962)	(454)	—	—	(4,416)
Acquisition of Blowfish Malibu, net of cash received	(16,792)	—	—	—	(16,792)
Acquisition of Vionic, net of cash received	(352,666)	—	—	—	(352,666)
Intercompany investing	(137)	137	—	—	—
Net cash used for investing activities	(408,140)	(26,188)	(2,029)	—	(436,357)
Financing activities
Borrowings under revolving credit agreement	360,000	—	—	—	360,000
Repayments under revolving credit agreement	(25,000)	—	—	—	(25,000)
Repayments of capital lease obligation	—	(406)	—	—	(406)
Dividends paid	(11,983)	—	—	—	(11,983)
Debt issuance costs	(1,298)	—	—	—	(1,298)
Acquisition of treasury stock	(43,771)	—	—	—	(43,771)
Issuance of common stock under share-based plans, net	(4,372)	—	—	—	(4,372)
Intercompany financing	87,257	(48,804)	(38,453)	—	—
Net cash provided by (used for) financing activities	360,833	(49,210)	(38,453)	—	273,170
Effect of exchange rate changes on cash and cash equivalents	—	—	(249)	—	(249)
(Decrease) increase in cash and cash equivalents	(26,087)	9,148	(16,908)	—	(33,847)
Cash and cash equivalents at beginning of year	26,089	—	37,958	—	64,047
Cash and cash equivalents at end of year	$2	$9,148	$21,050	$—	$30,200

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS
FOR THE FISCAL YEAR ENDED February 3, 2018

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net sales	$837,849	$1,935,265	$211,815	$(199,345)	$2,785,584
Cost of goods sold	580,038	1,090,354	109,104	(162,561)	1,616,935
Gross profit	257,811	844,911	102,711	(36,784)	1,168,649
Selling and administrative expenses	246,208	771,027	55,600	(36,784)	1,036,051
Restructuring and other special charges, net	3,942	756	217	—	4,915
Operating earnings	7,661	73,128	46,894	—	127,683
Interest (expense) income	(17,743)	(14)	432	—	(17,325)
Other income	12,348	—	—	—	12,348
Intercompany interest income (expense)	8,354	(8,813)	459	—	—
Earnings before income taxes	10,620	64,301	47,785	—	122,706
Income tax provision	(24,963)	(175)	(10,337)	—	(35,475)
Equity in earnings (loss) of subsidiaries, net of tax	101,543	—	(1,619)	(99,924)	—
Net earnings	87,200	64,126	35,829	(99,924)	87,231
Less: Net earnings attributable to noncontrolling interests	—	—	31	—	31
Net earnings attributable to Caleres, Inc.	$87,200	$64,126	$35,798	$(99,924)	$87,200

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE FISCAL YEAR ENDED February 3, 2018

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net earnings	$87,200	$64,126	$35,829	$(99,924)	$87,231
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	1,116	—	1,116
Pension and other postretirement benefits adjustments	18,855	—	(61)	—	18,794
Derivative financial instruments	1,539	14	(452)	—	1,101
Other comprehensive income from investment in subsidiaries	544	—	—	(544)	—
Other comprehensive income, net of tax	20,938	14	603	(544)	21,011
Comprehensive income	108,138	64,140	36,432	(100,468)	108,242
Comprehensive income attributable to noncontrolling interests	—	—	104	—	104
Comprehensive income attributable to Caleres, Inc.	$108,138	$64,140	$36,328	$(100,468)	$108,138

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE FISCAL YEAR ENDED February 3, 2018

($ thousands)	Parent	Guarantors	Non-Guarantors	Eliminations	Total
Net cash provided by operating activities	$40,601	$90,745	$60,029	$—	$191,375
Investing activities
Purchases of property and equipment	(9,522)	(31,159)	(4,039)	—	(44,720)
Capitalized software	(5,950)	(483)	(25)	—	(6,458)
Intercompany investing	(20,224)	197,929	(177,705)	—	—
Net cash (used for) provided by investing activities	(35,696)	166,287	(181,769)	—	(51,178)
Financing activities
Borrowings under revolving credit agreement	454,000	—	—	—	454,000
Repayments under revolving credit agreement	(564,000)	—	—	—	(564,000)
Dividends paid	(12,027)	—	—	—	(12,027)
Acquisition of treasury stock	(5,993)	—	—	—	(5,993)
Issuance of common stock under share-based plans, net	(3,816)	—	—	—	(3,816)
Intercompany financing	129,021	(266,061)	137,040	—	—
Net cash (used for) provided by financing activities	(2,815)	(266,061)	137,040	—	(131,836)
Effect of exchange rate changes on cash and cash equivalents	—	—	354	—	354
Increase (decrease) in cash and cash equivalents	2,090	(9,029)	15,654	—	8,715
Cash and cash equivalents at beginning of year	23,999	9,029	22,304	—	55,332
Cash and cash equivalents at end of year	$26,089	$—	$37,958	$—	$64,047

20.    QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial results (unaudited) for 2019 and 2018 are as follows:

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(13 Weeks)
2019
Net sales	$677,754	$752,485	$792,375	$698,948
Gross profit	279,836	305,944	319,770	278,810
Net earnings (1)	9,085	25,227	27,761	9
Net earnings attributable to Caleres, Inc. (1)	9,083	25,341	27,987	408
Per share of common stock:
Basic earnings per common share attributable to Caleres, Inc. shareholders (2)	0.22	0.61	0.69	0.01
Diluted earnings per common share attributable to Caleres, Inc. shareholders (2)	0.22	0.61	0.69	0.01
Market value:
High	30.66	22.52	22.50	24.39
Low	25.24	17.53	18.29	19.48

(1) The fourth quarter of 2019 reflects expense containment initiatives of $11.2 million on an after-tax basis and costs associated with the repositioning of the Via Spiga brand of $1.2 million on an after-tax basis, both of which are further described in Note 5 to the consolidated financial statements, as well as the fair value adjustment to the Blowfish purchase obligation of $1.1 million on an after-tax basis, as further described in Note 2 and Note 15 to the consolidated financial statements.

(2) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

	Quarters
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
($ thousands, except per share amounts)	(13 weeks)	(13 weeks)	(13 weeks)	(13 Weeks)
2018
Net sales	$632,142	$706,612	$775,829	$720,263
Gross profit	274,921	293,101	310,610	277,712
Net earnings (loss) (1)	17,180	23,611	29,155	(75,427)
Net earnings (loss) attributable to Caleres, Inc. (1)	17,212	23,646	29,153	(75,452)
Per share of common stock:
Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders (2)	0.40	0.55	0.68	(1.83)
Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders (2)	0.40	0.55	0.67	(1.83)
Market value:
High	36.00	37.06	41.09	37.82
Low	27.10	32.18	31.84	26.63

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

(2) EPS for the quarters may not sum to the annual amount as each period is computed on a discrete period basis.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
($ thousands)
YEAR ENDED FEBRUARY 1, 2020
Deducted from assets or accounts:
Doubtful accounts and allowances	$3,050	$773	$—		$2,010	(A)	$1,813
Customer allowances	24,750	62,737	—		61,671	(B)	25,816
Customer discounts	1,198	12,046	—		12,046	(B)	1,198
Inventory valuation allowances	14,401	45,489	—		39,280	(C)	20,610
Deferred tax asset valuation allowance	4,199	873	—		263	(D)	4,809
YEAR ENDED FEBRUARY 2, 2019
Deducted from assets or accounts:
Doubtful accounts and allowances	$2,045	$518	$876	(E)	$389	(A)	$3,050
Customer allowances	24,302	54,161	713	(E)	54,426	(B)	24,750
Customer discounts	751	5,545	268	(E)	5,366	(B)	1,198
Inventory valuation allowances	14,254	40,670	277	(E)	40,800	(C)	14,401
Deferred tax asset valuation allowance	5,763	—	—		1,564	(D)	4,199
YEAR ENDED FEBRUARY 3, 2018
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,567	$1,336	$—		$858	(A)	$2,045
Customer allowances	20,923	51,135	—		47,756	(B)	24,302
Customer discounts	1,162	4,804	—		5,215	(B)	751
Inventory valuation allowances	14,229	47,084	—		47,059	(C)	14,254
Deferred tax asset valuation allowance	7,890	—	—		2,127	(D)	5,763

(A)	Accounts written off, net of recoveries.
(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.
(C)	Adjustment upon disposal of related inventories.
(D)

Reductions to the valuation allowances for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards.  In addition, in fiscal 2017, the valuation allowances related to the impairment of an investment in a nonconsolidated affiliate and capital loss carryforwards were reduced, reflecting the impact of the Tax Cuts and Jobs Act.

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of February 1, 2020, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended February 1, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Information about our Executive Officers that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Delinquent Section 16(a) Reports in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

ITEM 11	EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of February 1, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	987,667	(1)	$19.70	(1)	3,428,332	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	987,667		$19.70		3,428,332

(1)

Column (a) includes 35,667 outstanding (vested and nonvested) stock options and 952,000 performance share units payable in stock, which reflects the maximum number of shares to be issued under the performance share plans. The target number of shares to be issued under the plans is 476,000.  Performance share awards were disregarded for purposes of computing the weighted-average exercise price in column (b).  This table excludes independent directors' deferred compensation units and restricted stock units payable in cash.

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

Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2020, which information is incorporated herein by reference.

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

	3.1	Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2015.
	3.2	Bylaws of the Company as amended through March 14, 2019, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 20, 2019.
†	4.1	Description of the Registrant's Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934.
4.2

Indenture for the 6.250% Senior Notes due 2023, dated July 27, 2015 among the Company, the subsidiary guarantors set forth therein, and Wells Fargo Bank, National Association, as trustee, as incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K dated and filed July 27, 2015.

	4.3	Form of 6.250% Senior Notes due 2023 (included in Exhibit 4.1).
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

10.3(e)(2)*

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

10.4c*

Performance Award Agreement (for 2019-2021 performance period) under the Company's Incentive and Stock Compensation Plan of 2017,incorporated herein by reference to Exhibit 10.4c to the Company's Form 10-K for the year ended February 2, 2019, and filed April 2, 2019.

10.4e*

Form of Restricted Stock Award Agreement (for employee grants commencing May 2017 through January 2018) under the Company's Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4c to the Company's Form 10-K for the year ended February 3, 2018, and filed April 4, 2018.

10.4f*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2018) under the Company's Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4d to the Company's Form 10-K for the year ended February 3, 2018, and filed April 4, 2018.

10.4g*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2019) under the Company's Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4f to the Company's Form 10-K for the year ended February 2, 2019, and filed April 2, 2019.

†	10.4h*	Form of Restricted Stock Award Agreement (for employee grants commencing March 2020) under the Company's Incentive and Stock Compensation Plan of 2017, filed herewith.
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

	10.15*

Severance Agreement, effective March 6, 2019, between the Company and Molly Adams, incorporated herein by reference to Exhibit 10.15 to the Company's Form 10-K for the year ended February 2, 2019, and filed April 2, 2019.

†	21	Subsidiaries of the registrant.
†	23	Consent of Independent Registered Public Accounting Firm.
†	24	Power of attorney (contained on signature page).
†	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	101.INS	Inline XBRL Instance Document
†	101.SCH	Inline XBRL Taxonomy Extension Schema Document
†	101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
†	101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
†	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
†	101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
†	104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

(b)	Exhibits:
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

Date: March 31, 2020

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

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	March 31, 2020	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
/s/ Kenneth H. Hannah
Kenneth H. Hannah	March 31, 2020	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Todd E. Hasty
Todd E. Hasty	March 31, 2020	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ W. Lee Capps
W. Lee Capps	March 25, 2020	Director

/s/ Lisa A. Flavin
Lisa A. Flavin	March 25, 2020	Director

/s/ Brenda Freeman
Brenda Freeman	March 25, 2020	Director

/s/ Lori H. Greeley
Lori H. Greeley	March 25, 2020	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 25, 2020	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 25, 2020	Director

/s/ Ward M. Klein
Ward M. Klein	March 25, 2020	Director

/s/ Steven W. Korn
Steven W. Korn	March 25, 2020	Director

/s/ Patricia G. McGinnis
Patricia G. McGinnis	March 25, 2020	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	March 25, 2020	Director

/s/ Wenda Harris Millard
Wenda Harris Millard	March 25, 2020	Director