Form 10-Q
period 2020-05-02
CALERES INC
filed 2020-06-10
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 2, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
(314) 854-4000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - par value of $0.01 per share	CAL	New York Stock Exchange

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

Yes  ☐     No ☑

As of May 29, 2020, 38,772,219 common shares were outstanding.

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	May 2, 2020	May 4, 2019	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$187,717	$35,778	$45,218
Receivables, net	145,333	148,487	162,181
Inventories, net	585,307	648,145	618,406
Income taxes	46,870	3,734	6,189
Prepaid expenses and other current assets	44,563	51,168	50,305
Total current assets	1,009,790	887,312	882,299

Other assets	81,457	75,614	79,654
Deferred income taxes	9,456	10,097	9,735
Goodwill	4,956	244,407	245,275
Intangible assets, net	268,692	304,101	294,304
Lease right-of-use assets	648,534	735,282	695,594
Property and equipment	549,389	592,670	593,979
Allowance for depreciation	(348,589)	(356,413)	(369,133)
Property and equipment, net	200,800	236,257	224,846
Total assets	$2,223,685	$2,493,070	$2,431,707

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$438,500	$318,000	$275,000
Trade accounts payable	297,557	289,071	267,018
Income taxes	7,592	7,124	7,186
Lease obligations	160,138	136,005	127,869
Other accrued expenses	173,752	161,100	173,877
Total current liabilities	1,077,539	911,300	850,950

Other liabilities:
Noncurrent lease obligations	601,133	662,750	629,032
Long-term debt	198,506	198,046	198,391
Income taxes	7,786	7,786	7,786
Deferred income taxes	11,780	46,442	55,013
Other liabilities	41,818	38,114	41,405
Total other liabilities	861,023	953,138	931,627

Equity:
Common stock	393	422	404
Additional paid-in capital	154,930	146,641	153,489
Accumulated other comprehensive loss	(33,216)	(31,873)	(31,843)
Retained earnings	160,189	512,046	523,900
Total Caleres, Inc. shareholders’ equity	282,296	627,236	645,950
Noncontrolling interests	2,827	1,396	3,180
Total equity	285,123	628,632	649,130
Total liabilities and equity	$2,223,685	$2,493,070	$2,431,707

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 2, 2020	May 4, 2019
Net sales	$397,184	$677,754
Cost of goods sold	275,286	397,918
Gross profit	121,898	279,836
Selling and administrative expenses	225,194	262,111
Impairment of goodwill and intangible assets	262,719	—
Restructuring and other special charges, net	60,196	856
Operating (loss) earnings	(426,211)	16,869
Interest expense, net	(9,478)	(7,340)
Other income, net	3,585	2,619
(Loss) earnings before income taxes	(432,104)	12,148
Income tax benefit (provision)	85,932	(3,063)
Net (loss) earnings	(346,172)	9,085
Net (loss) earnings attributable to noncontrolling interests	(334)	2
Net (loss) earnings attributable to Caleres, Inc.	$(345,838)	$9,083

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(8.95)	$0.22

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(8.95)	$0.22

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 2, 2020	May 4, 2019
Net (loss) earnings	$(346,172)	$9,085
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,550)	(958)
Pension and other postretirement benefits adjustments	66	395
Derivative financial instruments	92	303
Other comprehensive loss, net of tax	(1,392)	(260)
Comprehensive (loss) income	(347,564)	8,825
Comprehensive (loss) income attributable to noncontrolling interests	(353)	14
Comprehensive (loss) income attributable to Caleres, Inc.	$(347,211)	$8,811

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 2, 2020	May 4, 2019
Operating Activities
Net (loss) earnings	$(346,172)	$9,085
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	12,119	11,434
Amortization of capitalized software	1,493	1,733
Amortization of intangible assets	3,212	3,265
Amortization of debt issuance costs and debt discount	3,563	684
Fair value adjustments to Blowfish mandatory purchase obligation	3,233	107
Share-based compensation expense	2,351	3,314
Loss on disposal of property and equipment	113	136
Impairment charges for property, equipment, and lease right-of-use assets	35,222	1,194
Impairment of goodwill and intangible assets	262,719	—
Provision for expected credit losses	8,704	117
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	5,999	43,117
Inventories	31,979	38,492
Prepaid expenses and other current and noncurrent assets	(83,129)	(6,935)
Trade accounts payable	30,969	(27,315)
Accrued expenses and other liabilities	28,605	(27,836)
Other, net	(252)	(682)
Net cash provided by operating activities	728	49,910

Investing Activities
Purchases of property and equipment	(3,523)	(18,443)
Capitalized software	(977)	(2,917)
Net cash used for investing activities	(4,500)	(21,360)

Financing Activities
Borrowings under revolving credit agreement	168,500	84,000
Repayments under revolving credit agreement	(5,000)	(101,000)
Dividends paid	(2,810)	(2,947)
Acquisition of treasury stock	(12,932)	—
Issuance of common stock under share-based plans, net	(906)	(2,559)
Other	(323)	(394)
Net cash provided by (used for) financing activities	146,529	(22,900)
Effect of exchange rate changes on cash and cash equivalents	(258)	(72)
Increase in cash and cash equivalents	142,499	5,578
Cash and cash equivalents at beginning of period	45,218	30,200
Cash and cash equivalents at end of period	$187,717	$35,778

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130
Net earnings (loss)					(345,838)	(345,838)	(334)	(346,172)
Foreign currency translation adjustment				(1,531)		(1,531)	(19)	(1,550)
Unrealized gain on derivative financial instruments, net of tax of $31				92		92		92
Pension and other postretirement benefits adjustments, net of tax of $628				66		66		66
Comprehensive income (loss)				(1,373)	(345,838)	(347,211)	(353)	(347,564)
Dividends ($0.07 per share)					(2,810)	(2,810)		(2,810)
Acquisition of treasury stock	(1,510,888)	(15)			(12,917)	(12,932)		(12,932)
Issuance of common stock under share-based plans, net	414,121	4	(910)			(906)		(906)
Cumulative-effect adjustment from adoption of ASC 326					(2,146)	(2,146)		(2,146)
Share-based compensation expense			2,351			2,351		2,351
BALANCE MAY 2, 2020	39,299,990	$393	$154,930	$(33,216)	$160,189	$282,296	$2,827	$285,123

BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435
Net earnings					9,083	9,083	2	9,085
Foreign currency translation adjustment				(970)		(970)	12	(958)
Unrealized gain on derivative financial instruments, net of tax of $96				303		303		303
Pension and other postretirement benefits adjustments, net of tax of $138				395		395		395
Comprehensive (loss) income				(272)	9,083	8,811	14	8,825
Dividends ($0.07 per share)					(2,947)	(2,947)		(2,947)
Issuance of common stock under share-based plans, net	347,283	3	(2,562)			(2,559)		(2,559)
Cumulative-effect adjustment from adoption of ASC 842					(13,436)	(13,436)		(13,436)
Share-based compensation expense			3,314			3,314		3,314
BALANCE MAY 4, 2019	42,233,845	$422	$146,641	$(31,873)	$512,046	$627,236	$1,396	$628,632

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

The Company’s business is seasonal in nature due to consumer spending patterns, with higher back-to-school and holiday season sales.  Traditionally, the third fiscal quarter accounts for a substantial portion of the Company’s earnings for the year. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole, particularly given the impact of the coronavirus pandemic on the results of operations for the thirteen weeks ended May 2, 2020, as further discussed below.

Certain prior period amounts in the condensed consolidated financial statements and footnotes have been reclassified to conform to the current period presentation.  These reclassifications did not affect net (loss) earnings attributable to Caleres, Inc.

The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended February 1, 2020.

COVID-19 Pandemic

In March 2020, the World Health Organization declared that the outbreak of the coronavirus ("COVID-19") was a global pandemic.  On  March 19, 2020, the Company announced the temporary closure of all retail stores throughout the United States and Canada.  While the Company's e-commerce business continued to serve customers during the retail store closures, the Company experienced a significant loss in sales and earnings.  In addition, many of the Company's wholesale partners also closed their retail stores and canceled orders.  On May 13, 2020, the Company announced it had begun a phased reopening of its Famous Footwear and Brand Portfolio retail stores.  As of the date of this filing, approximately 60% of the Company's retail stores are open and the Company anticipates the vast majority of its stores to begin in-store service by the end of June.  During the store closures, the Company leveraged the strength in its brands and the investments made in its e-commerce platform to quickly shift to a digital-only business.  At the end of April, the Company implemented a contactless curbside pickup option at several retail locations throughout the country and has continued to expand this service during the beginning of the second quarter.

The Company took decisive actions to manage its resources conservatively to mitigate the adverse impact of the pandemic.  These actions included reductions in the workforce, associate furloughs for a significant portion of the workforce, salary reductions for most remaining associates, and a reduction in the cash retainers for the Board of Directors; reducing inventory purchases; reducing marketing expenses; and minimizing costs associated with the closed retail facilities.  In addition, as a precautionary measure to increase its cash position and preserve financial flexibility given the uncertainty in the United States and global markets resulting from COVID-19, the Company increased the borrowings on its revolving credit facility in March 2020 to $440.0 million.  In April, the Company entered into an amendment to its Fourth Amended and Restated Credit Agreement to increase its borrowing capacity, as further discussed in Note 10 to the condensed consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted.  The CARES Act includes a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  As of May 2, 2020, the Company has deferred $0.2 million of employer social security payroll taxes, which are recorded in other liabilities on the condensed consolidated balance sheets.

Note 2	Impact of New Accounting Pronouncements

Impact of Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable.  The Company adopted the ASU in the first quarter of 2020 on a modified retrospective basis.  Upon adoption, the Company recorded a cumulative-effect adjustment to retained earnings of $2.1 million, net of $0.4 million in deferred taxes.  The Company recorded a provision for expected credit losses of $8.7 million during the first quarter of 2020, primarily as a result of the COVID-19 pandemic and deteriorating financial conditions at several of the Company's wholesale customers.

The following table summarizes the activity in the Company's allowance for expected credit losses during the thirteen weeks ended May 2, 2020:

($ thousands)

Balance at February 1, 2020	$1,813
Adjustment upon adoption of ASU 2016-13	2,521
Provision for expected credit losses	8,704
Uncollectible accounts written off, net of recoveries	356
Balance at May 2, 2020	$13,394

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures.  The Company adopted the ASU during the first quarter of 2020, which did not have a material impact on the Company's financial statement disclosures.  Refer to Note 15 to the condensed consolidated financial statements for detail regarding the Company's fair value measurements.

Impact of Prospective Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of franchise taxes. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In March 2020, the SEC issued SEC Release No. 33-10762 and Release No. 34-88307, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities.  The final rule amends the disclosure requirements in SEC Regulation S-X, Rule 3-10, which currently requires entities to separately present financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The rule permits entities to provide summarized financial information of the parent company and each issuer and guarantor in either a note to the financial statements or in management's discussion and analysis.  The final rule is effective for filings on or after January 4, 2021, with early application permitted.  The Company is currently evaluating the impact of the rule on its condensed consolidated financial statements.

In April 2020, the FASB issued interpretive guidance indicating that entities may elect not to evaluate whether a concession provided by lessors is a lease modification.  Under existing lease guidance, an entity would be required to determine if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if the concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The FASB guidance provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease.  During the first quarter of 2020, the Company did not modify any leases as a result of the COVID-19 pandemic and as a result, the Company has not yet made a policy election with respect to lease modifications.  Refer to Note 9 to the condensed consolidated financial statements for further discussion regarding the Company's leases.

Note 3	Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended May 2, 2020
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$137,117	$11,822	$—	$148,939
Landed wholesale-e-commerce/drop ship (1)	—	45,473	—	45,473
Landed wholesale - other	—	112,568	(11,306)	101,262
First-cost wholesale	—	11,921	—	11,921
First-cost wholesale - e-commerce (1)	—	246	—	246
E-commerce - Company websites (1)	54,178	32,989	—	87,167
Licensing and royalty	—	2,186	—	2,186
Other (2)	(43)	33	—	(10)
Net sales	$191,252	$217,238	$(11,306)	$397,184

	Thirteen Weeks Ended May 4, 2019
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$320,242	$36,650	$—	$356,892
Landed wholesale-e-commerce/drop ship (1)	—	63,377	—	63,377
Landed wholesale - other	—	187,214	(15,461)	171,753
First-cost wholesale	—	14,771	—	14,771
First-cost wholesale - e-commerce (1)	—	129	—	129
E-commerce - Company websites (1)	31,781	35,696	—	67,477
Licensing and royalty	—	3,132	—	3,132
Other (2)	142	81	—	223
Net sales	$352,165	$341,050	$(15,461)	$677,754

(1) Collectively referred to as "e-commerce" below

(2) Includes breakage revenue from unredeemed gift cards

Retail stores

Traditionally, the majority of the Company's revenue is generated from retail sales where control is transferred and revenue is recognized at the point of sale.  Retail sales are recorded net of estimated returns and exclude sales tax.  The Company carries a returns reserve and a corresponding return asset for expected returns of merchandise.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	May 2, 2020	May 4, 2019	February 1, 2020
Customer allowances and discounts	$24,768	$20,063	$26,200
Loyalty programs liability	17,326	15,700	16,405
Returns reserve	15,427	16,621	14,033
Gift card liability	5,528	4,944	5,742

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented.  In addition, during the thirteen weeks ended May 2, 2020, the loyalty programs liability increased $5.9 million due to points and material rights accrued for purchases and decreased $5.0 million due to expirations and redemptions.  During the thirteen weeks ended May 4, 2019, the loyalty programs liability increased $5.2 million due to purchases and decreased $4.1 million due to expirations and redemptions.

Note 4	Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 2, 2020	May 4, 2019
NUMERATOR
Net (loss) earnings	$(346,172)	$9,085
Net loss (earnings) attributable to noncontrolling interests	334	(2)
Net earnings allocated to participating securities	—	(283)
Net (loss) earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$(345,838)	$8,800

DENOMINATOR
Denominator for basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	38,649	40,741
Dilutive effect of share-based awards	—	60
Denominator for diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	38,649	40,801

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(8.95)	$0.22

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(8.95)	$0.22

Options to purchase 22,667 and 16,667 shares of common stock for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively, were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

During the thirteen weeks ended May 2, 2020 and May 4, 2019, the Company repurchased 1,510,888 and zero shares, respectively, under the 2018 and 2019 publicly announced share repurchase programs, which permits repurchases of up to 2.5 million and 5.0 million shares, respectively, as further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Note 5	Restructuring and Other Special Charges

Impairment of Goodwill and Intangible Assets

During the thirteen weeks ended May 2, 2020, the Company recorded non-cash impairment charges totaling $262.7 million ($218.5 million on an after-tax basis, or $5.66 per diluted share), including $240.3 million of impairment associated with the Company's goodwill and $22.4 million associated with indefinite-lived trademarks.  All of the charges are reflected in the Brand Portfolio segment.  Refer to further discussion in Note 8 to the condensed consolidated financial statements.

COVID-19-Related Expenses

During the thirteen weeks ended May 2, 2020, the Company incurred costs associated with the COVID-19 pandemic and related impacts on the Company's business, totaling $93.6 million ($73.3 million on an after-tax basis, or $1.90 per diluted share).  These costs included non-cash impairment of property and equipment and lease right-of-use assets, inventory markdowns, employee severance and other identified expenses that were specific to the impact of COVID-19 on the Company's operations.  Of the $93.6 million in charges, $60.2 million is presented as restructuring and other special charges, net and $33.4 million is reflected as cost of goods sold in the condensed consolidated statements of earnings (loss).   Of the $60.2 million reflected as restructuring and other special charges, $43.8 million is reflected in the Brand Portfolio segment, $16.0 million is reflected in the Famous Footwear segment and $0.4 million is reflected within the Eliminations and Other category.  The $33.4 million reflected as cost of goods sold represents inventory markdowns, of which $27.4 million is reflected in the Brand Portfolio segment and $6.0 million is reflected in the Famous Footwear segment.  As of May 2, 2020, restructuring reserves of $1.3 million were included in other accrued expenses on the condensed consolidated balance sheets.  Refer to Note 9 to the condensed consolidated financial statements for additional information regarding the Company's leases.

Blowfish Mandatory Purchase Obligation

In 2018, the Company acquired a controlling interest in Blowfish Malibu.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation, which will be paid upon settlement in July 2021.  Accretion and remeasurement adjustments on the mandatory purchase obligation are being recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $3.2 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) and zero for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.  Refer to further discussion regarding the mandatory purchase obligation in Note 15 to the condensed consolidated financial statements.

Brand Exits
The Company incurred costs of $1.6 million ( $1.2 million on an after-tax basis, or $0.03 per diluted share) related to the decision during the thirteen weeks ended May 2, 2020 to exit the Fergie brand.  These charges represent inventory markdowns required to reduce the value of inventory to net realizable value and are presented in cost of goods sold on the condensed consolidated statements of earnings (loss) within the Brand Portfolio segment.

The Company's license agreement to sell Carlos by Carlos Santana footwear expired in December 2018.  In connection with the decision to exit the Carlos brand, the Company incurred restructuring-related costs of $1.9 million ( $1.4 million on an after-tax basis, or $0.03 per diluted share) during the thirteen weeks ended May 4, 2019.  Of these charges included in the Brand Portfolio segment, $1.3 million ( $1.0 million on an after-tax basis or $0.02 per diluted share) primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the condensed consolidated statements of earnings (loss) and the remaining $0.6 million ( $0.4 million on an after-tax basis, or $0.01 per diluted share) for severance and other related costs is presented in restructuring and other special charges.  There were no corresponding costs in the thirteen weeks ended May 2, 2020.

Vionic Integration-Related Costs

During the thirteen weeks ended May 4, 2019, the Company incurred integration-related costs associated with the acquisition of Vionic in October 2018, primarily for severance, totaling $0.3 million ($0.2 million on an after-tax basis, or $0.01 per diluted share).  Of the $0.3 million in costs, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings (loss), $0.2 million are reflected within the Eliminations and Other category and $0.1 million are included in the Brand Portfolio segment.  There were no corresponding costs in the thirteen weeks ended May 2, 2020.

Note 6	Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended May 2, 2020 and May 4, 2019:

($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total
Thirteen Weeks Ended May 2, 2020
Net sales	$191,252	$217,238	$(11,306)	$397,184
Intersegment sales (1)	—	11,306	—	11,306
Operating loss	(67,540)	(345,748)	(12,923)	(426,211)
Segment assets	897,046	995,760	330,879	2,223,685

Thirteen Weeks Ended May 4, 2019
Net sales	$352,165	$341,050	$(15,461)	$677,754
Intersegment sales (1)	—	15,461	—	15,461
Operating earnings (loss)	10,813	12,929	(6,873)	16,869
Segment assets	998,606	1,355,842	138,622	2,493,070

(1) Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating (loss) earnings to (loss) earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 2, 2020	May 4, 2019
Operating (loss) earnings	$(426,211)	$16,869
Interest expense, net	(9,478)	(7,340)
Other income, net	3,585	2,619
(Loss) earnings before income taxes	$(432,104)	$12,148

Note 7	Inventories

The Company's net inventory balance was comprised of the following:

($ thousands)	May 2, 2020	May 4, 2019	February 1, 2020
Raw materials	$16,848	$18,618	$18,455
Work-in-process	357	478	454
Finished goods	568,102	629,049	599,497
Inventories, net	$585,307	$648,145	$618,406

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	May 2, 2020	May 4, 2019	February 1, 2020
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	365,888	388,288	388,288
Total intangible assets	368,688	391,088	391,088
Accumulated amortization	(99,996)	(86,987)	(96,784)
Total intangible assets, net	268,692	304,101	294,304
Goodwill
Brand Portfolio	4,956	244,407	245,275
Total goodwill	4,956	244,407	245,275
Goodwill and intangible assets, net	$273,648	$548,508	$539,579

The Company's intangible assets as of May 2, 2020, May 4, 2019 and February 1, 2020 were as follows:

($ thousands)		May 2, 2020
	Estimated Useful Lives (In Years)	Cost Basis		Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788		$94,294	$—	$194,494
Trademarks	Indefinite	58,100	(1)	—	22,400	35,700
Customer relationships	15 - 16	44,200		5,702	—	38,498
		$391,088		$99,996	$22,400	$268,692

		May 4, 2019
	Estimated Useful Lives (In Years)	Cost Basis		Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788		$84,427	—	$204,361
Trademarks	Indefinite	58,100	(1)	—	—	58,100
Customer relationships	15 - 16	44,200		2,560	—	41,640
		$391,088		$86,987	—	$304,101

		February 1, 2020
	Estimated Useful Lives (In Years)	Cost Basis		Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788		$91,827	—	$196,961
Trademarks	Indefinite	58,100	(1)	—	—	58,100
Customer relationships	15 - 16	44,200		4,957	—	39,243
		$391,088		$96,784	—	$294,304

(1) Cost basis for indefinite-lived trademarks has been reduced by $60.0 million in impairment charges recognized in 2018 related to the Allen Edmonds tradename.

Amortization expense related to intangible assets was $3.2 million and $3.3 million for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $13.1 million in 2020, $12.9 million in 2021, $12.5 million in 2022, $12.2 million in 2023 and $11.4 million in 2024.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During the first quarter of 2020, as a result of the significant decline in the Company's share price and market capitalization and the impact of COVID-19 on the Company's business operations, the Company determined that an interim assessment of goodwill was required.  A quantitative assessment was performed for all reporting units as of May 2, 2020.  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million.  The Company recorded no goodwill impairment charges during the thirteen weeks ended May 4, 2019.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  As a result of the triggering event from the economic impacts of COVID-19, an interim assessment was performed as of May 2, 2020.  The indefinite-lived intangible asset impairment review resulted in total impairment charges of $22.4 million for the thirteen weeks ended May 2, 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trademark and $10.2 million of impairment associated with the indefinite-lived Via Spiga trademark.  The carrying value of the Via Spiga trademark of $0.5 million will be amortized over approximately two years.  The Company recorded no impairment charges during the thirteen weeks ended May 4, 2019.

Note 9	Leases

The Company leases all of its retail locations and certain manufacturing facilities, office locations, distribution centers and equipment.  At contract inception, leases are evaluated and classified as either operating or finance leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $35.2 million and $1.2 million in thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.  The impairment charges recorded in the thirteen weeks ended May 2, 2020, including $20.4 million associated with operating lease right-of-use assets and $14.8 million associated with property and equipment, reflect the impact of the temporary store closures related to the outbreak of the COVID-19 pandemic and the Company's estimates of remaining cash flows.  Refer to Note 5 and Note 15 to the condensed consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures associated with the COVID-19 pandemic, the Company is negotiating with landlords to modify payment terms for certain leases.  Deferred payments for these leases are reflected in lease obligations on the condensed consolidated balance sheets.  As further discussed in Note 2 to the condensed consolidated financial statements, under relief provided by the FASB, entities may make a policy election to account for the lease concessions as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company has not yet made a policy election with respect to lease concessions.

During the thirteen weeks ended May 2, 2020, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $22.4 million on the condensed consolidated balance sheets.  As of May 2, 2020, the Company has entered into lease commitments for three retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for all new retail locations will begin in the current fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $4.0 million will be recorded on the condensed consolidated balance sheets.

The components of lease expense for the thirteen weeks ended May 2, 2020 were as follows:

	Thirteen Weeks Ended
($ thousands)	May 2, 2020	May 4, 2019
Operating lease expense	$45,240	$46,461
Variable lease expense	11,334	12,184
Short-term lease expense	712	1,115
Sublease income	(19)	(73)
Total lease expense	$57,267	$59,687

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
($ thousands)	May 2, 2020	May 4, 2019
Cash paid for lease liabilities	$15,117	46,511
Cash received from sublease income	19	73

Note 10	Long-term and Short-term Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Fourth Amended and Restated Credit Agreement ("the Former Credit Agreement"), which was further amended on July 20, 2015 to release all of the Company’s subsidiaries that were borrowers under or that guaranteed the Former Credit Agreement other than Sidney Rich Associates, Inc. and BG Retail, LLC.  Allen Edmonds and Vionic were joined to the Agreement as guarantors on December 13, 2016 and October 31, 2018, respectively.  After giving effect to the joinders, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Former Credit Agreement.  On January 18, 2019, the Loan Parties entered into a Third Amendment to Fourth Amended and Restated Credit Agreement to extend the maturity date to January 18, 2024 and change the borrowing capacity under the Former Credit Agreement from an aggregate amount of up to $600.0 million to an aggregate amount of up to $500.0 million, with the option to increase by up to $250.0 million.  On  April 14, 2020, the Company entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million.  The Credit Agreement increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.

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

Interest on borrowings is at variable rates based on the London Interbank Offered Rate (“LIBOR”) (with a floor of 1.0% imposed by the Credit Agreement) or the prime rate, as defined in the Credit Agreement, plus a spread.  The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement.  There is an unused line fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

The Credit Agreement limits the Company’s ability to create, incur, assume or permit to exist additional indebtedness and liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets.  In addition, if excess availability falls below the greater of 10.0% of the lesser of the Loan Cap and $40.0 million for three consecutive business days, and the fixed charge coverage ratio is less than 1.0 to 1.0, the Company would be in default under the Credit Agreement and certain additional covenants would be triggered.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of May 2, 2020.

At May 2, 2020, the Company had $438.5 million borrowings outstanding and $11.1 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $104.2 million at May 2, 2020.

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

The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of May 2, 2020, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

Note 11	Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended May 2, 2020 and May 4, 2019:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance at February 1, 2020	$(580)	$(31,171)	$(92)	$(31,843)
Other comprehensive (loss) income before reclassifications	(1,531)	—	87	(1,444)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	694	6	700
Tax benefit	—	(628)	(1)	(629)
Net reclassifications	—	66	5	71
Other comprehensive (loss) income	(1,531)	66	92	(1,373)
Balance at May 2, 2020	$(2,111)	$(31,105)	$—	$(33,216)

Balance at February 2, 2019	$62	$(31,055)	$(608)	$(31,601)
Other comprehensive (loss) income before reclassifications	(970)	—	169	(801)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	533	171	704
Tax benefit	—	(138)	(37)	(175)
Net reclassifications	—	395	134	529
Other comprehensive (loss) income	(970)	395	303	(272)
Balance at May 4, 2019	$(908)	$(30,660)	$(305)	$(31,873)

(1)

Amounts reclassified are included in other income, net.  Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

(2)

Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses.  Refer to Note 14 and Note 15 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 12	Share-Based Compensation

The Company recognized share-based compensation expense of $2.4 million and $3.3 million during the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.

The Company issued 414,121 and 347,283 shares of common stock during the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 2, 2020			May 4, 2019
	Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value		Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value
February 1, 2020	1,271,795	$26.77	February 2, 2019	1,249,223	$29.17
Granted	550,683	5.81	Granted	397,550	23.42
Forfeited	(32,687)	25.60	Forfeited	(21,425)	29.51
Vested	(368,048)	28.38	Vested	(204,920)	30.06
May 2, 2020	1,421,743	$18.20	May 4, 2019	1,420,428	$27.43

All of the restricted shares granted during the thirteen weeks ended May 2, 2020 and May 4, 2019 have a graded-vesting term of three years.  Share-based compensation expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards

During the thirteen weeks ended May 2, 2020, the Company granted no performance share awards.  During the thirteen weeks ended May 4, 2019, the Company granted performance share awards for a targeted 180,000 shares, with a weighted-average grant date fair value of $23.42.  Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  The Company granted 8,309 and 1,114 RSUs to non-employee directors for dividend equivalents, during the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively, with weighted-average grant date fair values of $3.86 and $25.08, respectively.

Note 13	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 2, 2020	May 4, 2019	May 2, 2020	May 4, 2019
Service cost	$2,160	$1,854	$—	$—
Interest cost	3,154	3,725	10	15
Expected return on assets	(7,443)	(6,892)	—	—
Amortization of:
Actuarial loss (gain)	1,083	928	(39)	(30)
Prior service income	(350)	(365)	—	—
Total net periodic benefit income	$(1,396)	$(750)	$(29)	$(15)

The non-service cost components of net periodic benefit income are included in other income, net in the condensed consolidated statements of earnings (loss). Service cost is included in selling and administrative expenses.

Note 14	Risk Management and Derivatives

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

Derivative financial instruments expose the Company to credit and market risk.  The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions being hedged.  The Company does not believe there is a significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with major international financial institutions.  Credit risk is managed through the continuous monitoring of exposures to such counterparties.

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

As of  May 4, 2019 and  February 1, 2020, the Company had forward contracts maturing through May 2020.  The Company had no forward contracts as of May 2, 2020.  The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	May 2, 2020	May 4, 2019	February 1, 2020
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$—	$13,230	$3,963
Euro	—	12,134	1,251
Chinese yuan	—	2,858	2,355
New Taiwanese dollars	—	469	—
Other currencies	—	376	69
Total financial instruments	$—	$29,067	$7,638

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of May 2, 2020, May 4, 2019 and February 1, 2020 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
May 2, 2020	Prepaid expenses and other current assets	—	Other accrued expenses	—
May 4, 2019	Prepaid expenses and other current assets	183	Other accrued expenses	459
February 1, 2020	Prepaid expenses and other current assets	—	Other accrued expenses	103

For the thirteen weeks ended May 2, 2020 and May 4, 2019, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings was as follows:

	Thirteen Weeks Ended
($ thousands)	May 2, 2020		May 4, 2019
Foreign Exchange Forward Contracts: Income Statement Classification Gains (Losses) - Realized	Gain Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings

Net sales	$23	$—	$(99)	$—
Cost of goods sold	60	—	289	(22)
Selling and administrative expenses	33	(6)	35	(149)

Additional information related to the Company’s derivative financial instruments are disclosed within Note 15 to the condensed consolidated financial statements.

Note 15	Fair Value Measurements

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

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”).  Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end.  The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other accrued expenses (current portion) or other liabilities in the accompanying condensed consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s condensed consolidated statements of earnings (loss).  The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

Restricted Stock Units for Non-Employee Directors

Under the Company’s incentive compensation plans, cash-equivalent restricted stock units (“RSUs”) of the Company were previously granted at no cost to non-employee directors.  These cash-equivalent RSUs are subject to a vesting requirement (usually one year), earn dividend-equivalent units, and are settled in cash on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock.  The fair value of each cash-equivalent RSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).  Additional information related to RSUs for non-employee directors is disclosed in Note 12 to the condensed consolidated financial statements.

Derivative Financial Instruments

The Company uses derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates.  These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2).  Additional information related to the Company’s derivative financial instruments is disclosed in Note 14 to the condensed consolidated financial statements.

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018.  The fair value of the mandatory purchase obligation is based on the earnings formula specified in the purchase agreement (Level 3).  Accretion of the mandatory purchase obligation and fair value adjustments are recorded as interest expense.  During the thirteen weeks ended May 2, 2020, the Company recorded remeasurement adjustments of $3.2 million.  Accretion of $0.1 million was recorded during the thirteen weeks ended May 4, 2019.  The earnings projections and discount rate utilized in the estimate of the fair value of the mandatory purchase obligation require management judgment and are the assumptions to which the fair value calculation is the most sensitive.  Refer to further discussion of the mandatory purchase obligation in Note 5 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 2, 2020, May 4, 2019 and February 1, 2020.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
May 2, 2020:
Cash equivalents – money market funds	$146,009	$146,009	$—	$—
Non-qualified deferred compensation plan assets	7,435	7,435	—	—
Non-qualified deferred compensation plan liabilities	(7,435)	(7,435)	—	—
Deferred compensation plan liabilities for non-employee directors	(818)	(818)	—	—
Restricted stock units for non-employee directors	(1,093)	(1,093)	—	—
Mandatory purchase obligation - Blowfish Malibu	(18,433)	—	—	(18,433)
May 4, 2019:
Cash equivalents – money market funds	$4,500	$4,500	$—	$—
Non-qualified deferred compensation plan assets	7,865	7,865	—	—
Non-qualified deferred compensation plan liabilities	(7,865)	(7,865)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,173)	(2,173)	—	—
Restricted stock units for non-employee directors	(4,013)	(4,013)	—	—
Derivative financial instruments, net	(276)	—	(276)	—
Mandatory purchase obligation - Blowfish Malibu	(9,353)	—	—	(9,353)
February 1, 2020:
Cash equivalents – money market funds	$18,001	$18,001	$—	$—
Non-qualified deferred compensation plan assets	8,004	8,004	—	—
Non-qualified deferred compensation plan liabilities	(8,004)	(8,004)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,536)	(1,536)	—	—
Restricted stock units for non-employee directors	(2,572)	(2,572)	—	—
Derivative financial instruments, net	(103)	—	(103)	—
Mandatory purchase obligation - Blowfish Malibu	(15,200)	—	—	(15,200)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $726.2 million and $685.0 million at May 2, 2020 and May 4, 2019, respectively, were assessed for indicators of impairment and written down to their fair value.  This assessment resulted in the following impairment charges, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company's retail stores.  Higher impairment charges were recorded in the thirteen weeks ended May 2, 2020, reflecting the deteriorating economic conditions driven in part by the COVID-19 pandemic, as further discussed in Note 5 and Note 9 to the condensed consolidated financial statements.

	Thirteen Weeks Ended
($ thousands)	May 2, 2020	May 4, 2019
Impairment Charges
Famous Footwear	$14,896	$400
Brand Portfolio	20,326	794
Total impairment charges	$35,222	$1,194

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	May 2, 2020		May 4, 2019		February 1, 2020
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value(1)	Value	Value(1)	Value	Value(1)	Value
Borrowings under revolving credit agreement	$438,500	$438,500	$318,000	$318,000	$275,000	$275,000
Long-term debt	200,000	178,000	200,000	208,000	200,000	205,000
Total debt	$638,500	$616,500	$518,000	$526,000	$475,000	$480,000

(1) Excludes unamortized debt issuance costs and debt discount

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 16	Income Taxes

The Company’s consolidated effective tax rates were 19.9% and 25.2% for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.  During the thirteen weeks ended May 2, 2020, the Company's effective tax rate was impacted by several discrete tax items, including the non-deductibility of a portion of the Company's intangible asset impairment charges, the provision of a valuation allowance related to net deferred tax assets of its Canadian business division and the incremental tax provision related to share-based compensation during the first quarter of 2020.  During the thirteen weeks ended May 4, 2019, the Company's effective tax rate was impacted by a discrete tax provision of $0.1 million related to share-based compensation.  If these discrete taxes had not been recognized during the thirteen weeks ended May 2, 2020 and May 4, 2019, the Company's effective tax rates would have been 26.6% and 24.3%, respectively.

As of  May 2, 2020, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.

Note 17	Commitments and Contingencies

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

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system.  Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003.  However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater.  The modified work plan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas.  In accordance with the work plan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner.  The results of groundwater monitoring are being used to evaluate the effectiveness of these activities.  The Company continues to implement the expanded remedy work plan that was approved by the oversight authorities in 2015.  Based on the progress of the direct remedial action of on-site conditions, the Company has submitted a request to the oversight authorities for permission to convert the perimeter pump and treat active remediation system to a passive one.  During the fourth quarter of 2019, a final response was received from the oversight authorities, which will allow the Company to proceed with implementation of the revised plan.

The cumulative expenditures for both on-site and off-site remediation through May 2, 2020 were $31.7 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at May 2, 2020 is $9.5 million, of which $8.7 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses.  Of the total $9.5 million reserve, $5.0 million is for off-site remediation and $4.5 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.8 million as of May 2, 2020.  The Company expects to spend approximately $0.5 million in 2020, $0.1 million in each of the following four years and $12.9 million in the aggregate thereafter related to the on-site remediation.

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

Note 18	Financial Information for the Company and its Subsidiaries

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

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
May 2, 2020
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$160,348	$14,519	$12,850	$—	$187,717
Receivables, net	86,937	32,440	25,956	—	145,333
Inventories, net	97,256	453,183	34,868	—	585,307
Prepaid expenses and other current assets	72,275	11,925	7,233	—	91,433
Intercompany receivable – current	936	49	8,073	(9,058)	—
Total current assets	417,752	512,116	88,980	(9,058)	1,009,790
Other assets	79,938	9,913	1,062	—	90,913
Goodwill and intangible assets, net	81,950	135,194	56,504	—	273,648
Lease right-of-use assets	133,685	488,964	25,885	—	648,534
Property and equipment, net	75,417	117,015	8,368	—	200,800
Investment in subsidiaries	1,288,981	—	(26,620)	(1,262,361)	—
Intercompany receivable – noncurrent	616,970	656,272	813,909	(2,087,151)	—
Total assets	$2,694,693	$1,919,474	$968,088	$(3,358,570)	$2,223,685

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$438,500	$—	$—	$—	$438,500
Trade accounts payable	101,286	162,062	34,209	—	297,557
Lease obligations	5,674	146,725	7,739	—	160,138
Other accrued expenses	111,005	49,282	21,057	—	181,344
Intercompany payable – current	4,131	—	4,927	(9,058)	—
Total current liabilities	660,596	358,069	67,932	(9,058)	1,077,539
Other liabilities
Noncurrent lease obligations	142,862	432,669	25,602	—	601,133
Long-term debt	198,506	—	—	—	198,506
Other liabilities	59,255	1,558	571	—	61,384
Intercompany payable – noncurrent	1,351,178	76,612	659,361	(2,087,151)	—
Total other liabilities	1,751,801	510,839	685,534	(2,087,151)	861,023
Equity
Caleres, Inc. shareholders’ equity	282,296	1,050,566	211,795	(1,262,361)	282,296
Noncontrolling interests	—	—	2,827	—	2,827
Total equity	282,296	1,050,566	214,622	(1,262,361)	285,123
Total liabilities and equity	$2,694,693	$1,919,474	$968,088	$(3,358,570)	$2,223,685

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
FOR THE thirteen weeks ended May 2, 2020
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$118,153	$268,253	$39,788	$(29,010)	$397,184
Cost of goods sold	106,051	172,154	22,001	(24,920)	275,286
Gross profit	12,102	96,099	17,787	(4,090)	121,898
Selling and administrative expenses	49,116	112,040	68,128	(4,090)	225,194
Impairment of goodwill and intangible assets	24,154	238,565	-	-	262,719
Restructuring and other special charges, net	23,139	37,057	-	-	60,196
Operating loss	(84,307)	(291,563)	(50,341)	-	(426,211)
Interest (expense) income	(9,474)	(20)	16	-	(9,478)
Other income, net	3,540	-	45	-	3,585
Intercompany interest income (expense)	2,463	(2,523)	60	-	-
Loss before income taxes	(87,778)	(294,106)	(50,220)	-	(432,104)
Income tax benefit (provision)	18,031	68,485	(584)	-	85,932
Equity in loss of subsidiaries, net of tax	(276,091)	-	(496)	276,587	-
Net loss	(345,838)	(225,621)	(51,300)	276,587	(346,172)
Less: Net loss attributable to noncontrolling interests	-	-	(334)	-	(334)
Net loss attributable to Caleres, Inc.	$(345,838)	$(225,621)	$(50,966)	$276,587	$(345,838)

Comprehensive loss	$(347,211)	$(226,031)	$(52,812)	$278,490	$(347,564)
Less: Comprehensive loss attributable to noncontrolling interests	-	-	(353)	-	(353)
Comprehensive loss attributable to Caleres, Inc.	$(347,211)	$(226,031)	$(52,459)	$278,490	$(347,211)

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE thirteen weeks ended May 2, 2020

			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(4,257)	$4,939	$46	$—	$728

Investing activities
Purchases of property and equipment	(1,205)	(2,318)	—	—	(3,523)
Capitalized software	(817)	(160)	—	—	(977)
Intercompany investing	(84)	84	—	—	—
Net cash used for investing activities	(2,106)	(2,394)	—	—	(4,500)

Financing activities
Borrowings under revolving credit agreement	168,500	—	—	—	168,500
Repayments under revolving credit agreement	(5,000)	—	—	—	(5,000)
Dividends paid	(2,810)	—	—	—	(2,810)
Acquisition of treasury stock	(12,932)	—	—	—	(12,932)
Issuance of common stock under share-based plans, net	(906)	—	—	—	(906)
Other	—	(323)	—	—	(323)
Intercompany financing	640	8,419	(9,059)	—	—
Net cash provided by (used for) financing activities	147,492	8,096	(9,059)	—	146,529
Effect of exchange rate changes on cash and cash equivalents	—	—	(258)	—	(258)
Increase (decrease) in cash and cash equivalents	141,129	10,641	(9,271)	—	142,499
Cash and cash equivalents at beginning of period	19,219	3,878	22,121	—	45,218
Cash and cash equivalents at end of period	$160,348	$14,519	$12,850	$—	$187,717

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET
May 4, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$6,812	$14,703	$14,263	$—	$35,778
Receivables, net	91,170	39,619	17,698	—	148,487
Inventories, net	124,703	492,630	30,812	—	648,145
Prepaid expenses and other current assets	31,046	18,077	6,586	(807)	54,902
Intercompany receivable – current	314	76	8,800	(9,190)	—
Total current assets	254,045	565,105	78,159	(9,997)	887,312
Property and equipment, net	75,763	149,955	10,539	—	236,257
Goodwill and intangible assets, net	108,328	331,689	108,491	—	548,508
Other assets	73,066	11,793	852	—	85,711
Lease right-of-use assets	130,006	572,551	32,725	—	735,282
Investment in subsidiaries	1,503,973	—	(25,376)	(1,478,597)	—
Intercompany receivable – noncurrent	586,453	620,752	775,061	(1,982,266)	—
Total assets	$2,731,634	$2,251,845	$980,451	$(3,470,860)	$2,493,070

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$318,000	$—	$—	$—	$318,000
Trade accounts payable	83,559	183,057	22,455	—	289,071
Lease obligations	11,096	118,041	6,868	—	136,005
Other accrued expenses	65,845	83,503	19,683	(807)	168,224
Intercompany payable – current	4,669	—	4,521	(9,190)	—
Total current liabilities	483,169	384,601	53,527	(9,997)	911,300
Other liabilities
Noncurrent lease obligations	132,565	497,527	32,658	—	662,750
Long-term debt	198,046	—	—	—	198,046
Other liabilities	88,358	2,848	1,136	—	92,342
Intercompany payable – noncurrent	1,202,260	113,338	666,668	(1,982,266)	—
Total other liabilities	1,621,229	613,713	700,462	(1,982,266)	953,138
Equity
Caleres, Inc. shareholders’ equity	627,236	1,253,531	225,066	(1,478,597)	627,236
Noncontrolling interests	—	—	1,396	—	1,396
Total equity	627,236	1,253,531	226,462	(1,478,597)	628,632
Total liabilities and equity	$2,731,634	$2,251,845	$980,451	$(3,470,860)	$2,493,070

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
FOR THE thirteen weeks ended May 4, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net sales	$191,404	$488,321	$52,426	$(54,397)	$677,754
Cost of goods sold	129,259	289,541	27,095	(47,977)	397,918
Gross profit	62,145	198,780	25,331	(6,420)	279,836
Selling and administrative expenses	55,941	194,585	18,005	(6,420)	262,111
Restructuring and other special charges, net	856	—	—	—	856
Operating earnings	5,348	4,195	7,326	—	16,869
Interest (expense) income	(7,339)	(22)	21	—	(7,340)
Other income (expense)	2,637	—	(18)	—	2,619
Intercompany interest income (expense)	2,841	(2,817)	(24)	—	—
Earnings before income taxes	3,487	1,356	7,305	—	12,148
Income tax provision	(1,312)	(355)	(1,396)	—	(3,063)
Equity in earnings (loss) of subsidiaries, net of tax	6,908	—	(538)	(6,370)	—
Net earnings	9,083	1,001	5,371	(6,370)	9,085
Less: Net earnings attributable to noncontrolling interests	—	—	2	—	2
Net earnings attributable to Caleres, Inc.	$9,083	$1,001	$5,369	$(6,370)	$9,083

Comprehensive income	$8,811	$923	$4,570	$(5,479)	$8,825
Less: Comprehensive loss attributable to noncontrolling interests	—	—	14	—	14
Comprehensive income attributable to Caleres, Inc.	$8,811	$923	$4,556	$(5,479)	$8,811

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE thirteen weeks ended May 4, 2019
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Net cash (used for) provided by operating activities	$(5,419)	$47,435	$7,894	$—	$49,910

Investing activities
Purchases of property and equipment	(14,787)	(2,833)	(823)	—	(18,443)
Capitalized software	(2,911)	(6)	—	—	(2,917)
Intercompany investing	(120)	120	—	—	—
Net cash used for investing activities	(17,818)	(2,719)	(823)	—	(21,360)

Financing activities
Borrowings under revolving credit agreement	84,000	—	—	—	84,000
Repayments under revolving credit agreement	(101,000)	—	—	—	(101,000)
Dividends paid	(2,947)	—	—	—	(2,947)
Issuance of common stock under share-based plans, net	(2,559)	—	—	—	(2,559)
Other	(394)	—	—	—	(394)
Intercompany financing	52,947	(39,161)	(13,786)	—	—
Net cash provided by (used for) financing activities	30,047	(39,161)	(13,786)	—	(22,900)
Effect of exchange rate changes on cash and cash equivalents	—	—	(72)	—	(72)
Increase (decrease) in cash and cash equivalents	6,810	5,555	(6,787)	—	5,578
Cash and cash equivalents at beginning of period	2	9,148	21,050	—	30,200
Cash and cash equivalents at end of period	$6,812	$14,703	$14,263	$—	$35,778

CONDENSED CONSOLIDATING BALANCE SHEET
February 1, 2020
			Non-
($ thousands)	Parent	Guarantors	Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$19,219	$3,878	$22,121	$—	$45,218
Receivables, net	100,997	32,168	29,016	—	162,181
Inventories, net	142,370	435,794	40,242	—	618,406
Prepaid expenses and other current assets	35,576	13,603	7,315	—	56,494
Intercompany receivable – current	260	30	9,072	(9,362)	—
Total current assets	298,422	485,473	107,766	(9,362)	882,299
Property and equipment, net	76,587	138,461	9,798	—	224,846
Goodwill and intangible assets, net	106,660	326,565	106,354	—	539,579
Other assets	77,444	10,953	992	—	89,389
Lease right-of-use assets	137,374	528,393	29,827	—	695,594
Investment in subsidiaries	1,572,577	—	(26,123)	(1,546,454)	—
Intercompany receivable – noncurrent	606,648	663,640	809,060	(2,079,348)	—
Total assets	$2,875,712	$2,153,485	$1,037,674	$(3,635,164)	$2,431,707

Liabilities and Equity
Current liabilities
Borrowings under revolving credit agreement	$275,000	$—	$—	$—	$275,000
Trade accounts payable	113,484	112,108	41,426	—	267,018
Lease obligations	4,679	116,738	6,452	—	127,869
Other accrued expenses	86,661	73,122	21,280	—	181,063
Intercompany payable – current	5,349	—	4,013	(9,362)	—
Total current liabilities	485,173	301,968	73,171	(9,362)	850,950
Other liabilities
Noncurrent lease obligations	145,845	454,343	28,844	—	629,032
Long-term debt	198,391	—	—	—	198,391
Other liabilities	101,386	1,878	940	—	104,204
Intercompany payable – noncurrent	1,298,967	115,005	665,376	(2,079,348)	—
Total other liabilities	1,744,589	571,226	695,160	(2,079,348)	931,627
Equity
Caleres, Inc. shareholders’ equity	645,950	1,280,291	266,163	(1,546,454)	645,950
Noncontrolling interests	—	—	3,180	—	3,180
Total equity	645,950	1,280,291	269,343	(1,546,454)	649,130
Total liabilities and equity	$2,875,712	$2,153,485	$1,037,674	$(3,635,164)	$2,431,707

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In March 2020, the World Health Organization declared the outbreak of the coronavirus ("COVID-19") a global pandemic.  On March 19, 2020, we announced the temporary closure of all of our Famous Footwear and Brand Portfolio retail stores in North America, and they remained closed through the end of the first quarter of 2020.  While we continued to operate our e-commerce businesses, we experienced a significant loss in sales and earnings.  In addition, many of our wholesale partners also closed their retail stores and canceled orders.  On May 13, 2020, we announced that we had begun a phased reopening of our Famous Footwear and Brand Portfolio retail stores.  As of the date of this filing, approximately 60% of our retail stores are open and we anticipate the vast majority of our stores to begin in-store service by the end of June.  During the store closures, we leveraged the strength of our brands and the investment in our e-commerce platform to quickly shift to a digital-only business.  At the end of April, we implemented a contactless curbside pickup option at several retail locations throughout the country and have continued to expand this service during the beginning of the second quarter.

We took decisive actions to mitigate the adverse impact of the pandemic, including the following:

•

Aligned our workforce and related expenses to meet the needs of a lower demand environment, including associate furloughs for a significant portion of the workforce, salary reductions for most remaining associates, and reductions in the cash retainers for our Board of Directors;

•	Reduced marketing expenses and variable expenses during the store closure period;
•	Managed inventory levels, continuously balancing supply and demand;
•	Leveraged strong partnerships to reduce product receipts and extend payment terms;
•	Began negotiations to modify leases, including the deferral and abatement of certain lease payments;
•	Eliminated or deferred all non-essential capital projects, including Famous Footwear store remodels and planned store openings during the first quarter of 2020;
•	Expanded e-commerce sales by capitalizing on the significant enhancements in our omni-channel capabilities;
•	Utilized our expansive network of temporarily closed retail locations as distribution centers to support increased e-commerce business;
•	Adapted our buy online, pick-up-in-store capability to include a contactless curbside pickup option at certain retail locations; and
•	Implemented health and safety measures to ensure a comfortable work environment and shopping experience for returning associates and customers.

In addition, as a precautionary measure to increase our cash position and preserve financial flexibility given the uncertainty in the United States and global markets resulting from COVID-19, we increased the borrowings on our revolving credit facility in March 2020 to $440.0 million.  We also entered into an amendment to our Fourth Amended and Restated Credit Agreement in April to increase its borrowing capacity, as further discussed in Note 10 to the condensed consolidated financial statements.

The impact of COVID-19 on our business operations, including the depth and duration of the pandemic and its impact on overall consumer confidence and spending, as well as the need to cease or limit operations if subsequent outbreaks occur, cannot be reasonably estimated at this time.  We continue to experience ongoing business disruption and there is uncertainty regarding the impact that COVID-19 will have on our business, results of operations, financial condition and cash flows for the fiscal year ending January 30, 2021.

Financial Highlights

The following is a summary of the financial highlights for the first quarter of 2020:

•

Consolidated net sales decreased $280.6 million, or 41.4%, to $397.2 million in the first quarter of 2020, driven by the temporary closure of all of our retail stores on March 19, 2020 through the end of the quarter due to the outbreak of the COVID-19 pandemic.  Our wholesale customers also temporarily closed their stores in response to the pandemic and many canceled orders that had been placed with the Company.  However, we experienced strong growth in our e-commerce business as we rapidly shifted to serve the needs of our customers through a digital-only shopping experience.

•

Consolidated gross profit decreased $157.9 million, or 56.4%, to $121.9 million in the first quarter of 2020, compared to $279.8 million in the first quarter of 2019.  Our gross profit margin decreased to 30.7% in the first quarter of 2020, compared to 41.3% in the first quarter of 2019.

•

Consolidated operating (loss) earnings decreased $443.1 million to an operating loss of $426.2 million in the first quarter of 2020, compared to operating earnings of $16.9 million in the first quarter of 2019.

•

Consolidated net loss attributable to Caleres, Inc. was $345.8 million, or $8.95 per diluted share, in the first quarter of 2020, compared to consolidated net earnings attributable to Caleres, Inc. of $9.1 million, or $0.22 per diluted share, in the first quarter of 2019.

The following items should be considered in evaluating the comparability of our first quarter results in 2020 and 2019:

•

Impairment of goodwill and intangible assets – During the first quarter of 2020, we recorded non-cash impairment charges totaling $262.7 million ($218.5 million on an after-tax basis, or $5.66 per diluted share), including $240.3 million of impairment associated with our goodwill and $22.4 million associated with indefinite-lived trademarks.  Refer to Note 8 to the condensed consolidated financial statements for further discussion.

•

COVID-19-related expenses – During the first quarter of 2020, we incurred $93.6 million ($73.3 million on an after-tax basis, or $1.90 per diluted share) in costs associated with the economic impacts of the COVID-19 pandemic and related impacts on our business and industry.  The $93.6 million is comprised of:

•	Impairment charges associated with property and equipment and lease right-of use assets of $34.6 million, presented within restructuring and other special charges;
•	Inventory markdowns of $33.4 million, presented within cost of goods sold;
•	Expenses associated with factory order cancellations of $14.3 million, presented within restructuring and other special charges;
•	Provision for expected credit losses of $8.5 million, presented within restructuring and other special charges; and
•	Other special charges of $2.8 million, primarily including severance and incremental facility costs such as deep cleaning and supplies, presented within restructuring and other special charges on the condensed consolidated statements of earnings (loss).

•

Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and Note 15 to the condensed consolidated financial statements, the Blowfish Malibu noncontrolling interest is subject to a mandatory purchase obligation after a three-year period, based on an earnings multiple formula.  During the first quarter of 2020, we recorded fair value adjustments of $3.2 million ($2.4 million on an after-tax basis, or $0.06 per diluted share), which is recorded as interest expense, net in the condensed consolidated statements of earnings (loss).  Accretion of $0.1 million was recorded during the first quarter of 2019.

•

Brand exits – We incurred costs of $1.6 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) in the first quarter of 2020 in connection with our decision in the first quarter of 2020 to exit the Fergie brand.  These costs represent incremental inventory markdowns required to reduce the value of inventory to net realizable value and are presented in cost of goods sold on the condensed consolidated statements of earnings (loss).  In 2019, we decided to exit our Carlos brand and incurred costs of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) in the first quarter of 2019.  Of these charges, $1.3 million represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the condensed consolidated statements of earnings (loss) and the remaining $0.6 million for severance and other related costs is presented in restructuring and other special charges.  Refer to Note 5 to the condensed consolidated financial statements for further discussion.

•

Incentive and share-based compensation plans – During the first quarter of 2020, our incentive and share-based compensation expenses decreased by approximately $4.7 million compared to the first quarter of 2019, due to lower anticipated payments associated with these plans and lower expenses for our cash-equivalent restricted stock units granted to directors, reflecting the Company's lower stock price.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Same-store sales

The same-store sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year.  Management uses the same-store sales metric as a measure of an individual store's success to determine whether it is performing in line with expectations.  Our same-store sales metric is calculated by comparing the sales in stores that have been open at least 13 months to the comparable retail calendar weeks in the prior year.  Relocated stores are treated as new stores and closed stores are excluded from the calculation.  The sales change from new and closed stores, net metric reflects the change in net sales due to stores that have been opened or closed during the period and are thereby excluded from the same-store sales calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.  We believe the same-store sales metric is useful to shareholders and investors in determining the portion of our net sales derived from growth in existing locations compared to the portion derived by the opening of new stores.  During the first quarter of 2020, we temporarily closed all of our Famous Footwear and Brand Portfolio stores in North America, effective March 19, 2020, and they remained closed through the end of the first quarter of 2020.  Our same-store sales calculation excludes the impact of these closed stores.  Accordingly, for the first quarter of 2020, our same-store sales calculation weights our e-commerce sales more heavily than in prior periods, as our e-commerce sites continued to operate throughout the quarter.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store's success to determine whether it is performing in line with expectations.  The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.  This metric was adversely impacted by the temporary retail store closures during the last half of the first quarter of 2020 and therefore, the metric is not comparable to the first quarter of 2019.

Outlook

While we are taking a realistic view of the broader economic recovery, we are encouraged by the reception we have seen in the regions where our stores are now open.  Looking ahead, we expect the consumer will gravitate toward trusted and well-known brands that stand for value and continuity, and we have a suite of brands to meet the consumer's preferences and needs.  Given the rapidly evolving nature of the COVID-19 pandemic and the impact of the recent nationwide protests on today's retail marketplace, we will continue to remain focused on the disciplined management of inventory levels and expenses throughout 2020.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
($ millions)		% of Net Sales		% of Net Sales
Net sales	$397.2	100.0%	$677.8	100.0%
Cost of goods sold	275.3	69.3%	398.0	58.7%
Gross profit	121.9	30.7%	279.8	41.3%
Selling and administrative expenses	225.2	56.7%	262.1	38.7%
Impairment of goodwill and intangible assets	262.7	66.1%	—	—
Restructuring and other special charges, net	60.2	15.2%	0.8	0.1%
Operating (loss) earnings	(426.2)	(107.3)%	16.9	2.5%
Interest expense, net	(9.5)	(2.4)%	(7.4)	(1.1)%
Other income, net	3.6	0.9%	2.6	0.4%
(Loss) earnings before income taxes	(432.1)	(108.8)%	12.1	1.8%
Income tax benefit (provision)	85.9	21.6%	(3.0)	(0.5)%
Net (loss) earnings	(346.2)	(87.2)%	9.1	1.3%
Net (loss) earnings attributable to noncontrolling interests	(0.4)	(0.1)%	—	—
Net (loss) earnings attributable to Caleres, Inc.	$(345.8)	(87.1)%	$9.1	1.3%

Net Sales

Net sales decreased $280.6 million, or 41.4%, to $397.2 million for the first quarter of 2020, compared to $677.8 million for the first quarter of 2019.  While we experienced a strong first half of the quarter, with Famous Footwear same-store sales up approximately 12.6%, the temporary closure of all of our retail stores, including Famous Footwear and our branded stores - Naturalizer, Allen Edmonds and Sam Edelman, on March 19, 2020 due to the COVID-19 pandemic resulted in a $160.9 million, or 45.7% decrease in net sales for our Famous Footwear segment and a $123.9 million, or 36.3%, decrease in net sales for our Brand Portfolio segment.  All retail stores continued to be closed for the remainder of the quarter.  On May 13, 2020, we announced that we had begun a phased reopening of retail stores in areas where restrictions have been relaxed or lifted.  With the closure of our retail stores, our e-commerce business experienced a strong increase in net sales for the first quarter of 2020.  The shift toward athletics and casual styles continued during the quarter, as the consumer adjusted to the work-from-home environment.

Gross Profit

Gross profit decreased $157.9 million, or 56.4%, to $121.9 million for the first quarter of 2020, compared to $279.8 million for the first quarter of 2019, primarily reflecting lower net sales and higher incremental cost of goods sold in the first quarter of 2020 driven by $33.4 million ($25.6 million on an after-tax basis, or $0.66 per diluted share) in inventory markdowns reflecting the difficult retail environment driven by the COVID-19 pandemic and $1.6 million in inventory markdowns related to the decision to exit the Fergie brand.  As a percentage of net sales, gross profit decreased to 30.7% for the first quarter of 2020, compared to 41.3% for the first quarter of 2019.  Cost of goods sold in the first quarter of 2019 included $5.8 million related to the amortization of the inventory adjustment required by purchase accounting for our acquisition of Vionic in October 2018.  The mix of retail versus wholesale net sales declined to 54% and 46% in the first quarter of 2020, compared to 59% and 41%, respectively, in the first quarter of 2019.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $36.9 million, or 14.1%, to $225.2 million for the first quarter of 2020, compared to $262.1 million for the first quarter of 2019.  The decrease was primarily driven by lower salaries expense attributable to reductions in our workforce, associate furloughs for a significant portion of our workforce, salary reductions for most remaining employees and reductions in the cash retainers for the Board of Directors; lower variable expenses associated with the retail store closures; and lower marketing and logistics expenses.  As a percentage of net sales, selling and administrative expenses increased to 56.7% for the first quarter of 2020, from 38.7% for the first quarter of 2019, reflecting the deleveraging of expenses over a smaller sales base.

Impairment of Goodwill and Intangible Assets
As a result of the unfavorable business climate and our lower stock price and market capitalization during the first quarter of 2020, due in part to the economic impacts of the COVID-19 pandemic, we recorded non-cash impairment charges of $262.7 million ($ 218.5 million on an after-tax basis, or $5.66 per diluted share), including $240.3 million associated with goodwill and $22.4 million associated with the indefinite-lived Allen Edmonds and Via Spiga trademarks.  There were no corresponding charges for the first quarter of 2019.  Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $60.2 million ($47.7 million on an after-tax basis, or $1.24 per diluted share) in the first quarter of 2020 related to the unfavorable business climate, driven by the impact of the COVID-19 pandemic on our business operations.  These charges were primarily for impairment associated with lease right-of use assets and retail store furniture and fixtures and liabilities associated with factory order cancellations.  Restructuring and other special charges of $0.8 million ($0.6 million on an after-tax basis, or $0.02 per diluted share) were incurred in the first quarter of 2019 associated with the exit of our Carlos brand and integration-related costs for Vionic.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

Operating (Loss) Earnings

Operating (loss) earnings decreased $443.1 million to an operating loss of $426.2 million for the first quarter of 2020, compared to operating earnings of $16.9 million for the first quarter of 2019, primarily reflecting lower net sales and higher impairment and restructuring charges.  As a percentage of net sales, the operating loss was 107.3% for the first quarter of 2020, compared to operating earnings of 2.5% for the first quarter of 2019.

Interest Expense, Net

Interest expense, net increased $2.1 million, or 28.1%, to $9.5 million for the first quarter of 2020, compared to $7.4 million for the first quarter of 2019, reflecting the fair value adjustment to the Blowfish Malibu mandatory purchase obligation of $3.2 million in the first quarter of 2020, partially offset by lower average borrowings under our revolving credit agreement.  Refer to Note 15 to the condensed consolidated financial statements for further discussion regarding the mandatory purchase obligation.

Other Income, Net

Other income, net increased $1.0 million, or 14.7%, to $3.6 million for the first quarter of 2020, compared to $2.6 million for the first quarter of 2019, driven by lower interest expense and a higher expected return on assets for our domestic pension plan.

Income Tax Benefit (Provision)

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 19.9% for the first quarter of 2020, compared to 25.2% for the first quarter of 2019.  Our effective tax rate was impacted by several discrete tax items, including the non-deductibility of a portion of our intangible asset impairment charges, the provision of a valuation allowance related to net deferred tax assets of our Canadian business division, and the incremental tax provision related to the vesting of stock awards during the first quarter of 2020, compared to a discrete tax provision of $0.1 million in the first quarter of 2019, related to share-based compensation.  If these discrete tax benefits had not been recognized during the first quarter of 2020 and 2019, our effective tax rates would have been 26.6% and 24.3%, respectively.

Net (Loss) Earnings Attributable to Caleres, Inc.

Net loss attributable to Caleres, Inc. was $345.8 million for the first quarter of 2020 compared to net earnings of $9.1 million for the first quarter of 2019 as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$191.3	100.0%	$352.2	100.0%
Cost of goods sold	122.2	63.9%	199.5	56.6%
Gross profit	69.1	36.1%	$152.7	43.4%
Selling and administrative expenses	120.6	63.0%	141.9	40.3%
Restructuring and other special charges, net	16.0	8.4%	—	—
Operating (loss) earnings	$(67.5)	(35.3)%	$10.8	3.1%

Key Metrics
Same-store sales % change	12.6%		(1.0)%
Same-store sales $ change	$21.8		$(3.4)
Sales change from new and closed stores, net	$(182.7)		$(7.5)
Impact of changes in Canadian exchange rate on sales	$—		$(0.3)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$22		$49
Sales per square foot, excluding e-commerce (trailing twelve months)	$195		$219
Square footage (thousand sq. ft.)	6,198		6,503

Stores opened	—		4
Stores closed	15		11
Ending stores	934		985

Net Sales

Net sales decreased $160.9 million, or 45.7%, to $191.3 million for the first quarter of 2020, compared to $352.2 million for the first quarter of 2019.  The sales decrease was driven by the temporary closure of all Famous Footwear stores on March 19, 2020 due to the COVID-19 pandemic.  The stores remained closed through the end of the quarter.  On May 13, 2020, we announced that we had begun a phased reopening of retail stores in areas where restrictions have been relaxed or lifted.  Despite the store closures, Famous Footwear continued to serve customers through its e-commerce business, resulting in a 71% increase in e-commerce sales for the first quarter of 2020.  We continued to experience a shift toward athletics and casual styles, particularly as the consumer adjusted to their work-from-home environment.  We permanently closed 15 stores during the first quarter of 2020, resulting in 934 stores and total square footage of 6.2 million at the end of the first quarter of 2020, compared to 985 stores and total square footage of 6.5 million at the end of the first quarter of 2019.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment's sales, with approximately 79% of our net sales made to program members in the first quarter of 2020, compared to 80% in the first quarter of 2019.

Gross Profit

Gross profit decreased $83.6 million, or 54.8%, to $69.1 million for the first quarter of 2020, compared to $152.7 million for the first quarter of 2019 reflecting lower net sales and higher incremental cost of goods sold in the first quarter of 2020 driven by $6.0 million in inventory markdowns reflecting the difficult retail environment driven by the COVID-19 pandemic.  As a percentage of net sales, our gross profit decreased to 36.1% for the first quarter of 2020, compared to 43.4% for the first quarter of 2019, primarily driven by the inventory markdowns and higher freight expenses associated with the growth in e-commerce business as a result of the retail store closures, as well as the impact of increased promotional activity during the period of retail store closures to drive sales volume.

Selling and Administrative Expenses

Selling and administrative expenses decreased $21.3 million, or 15.0%, to $120.6 million for the first quarter of 2020, compared to $141.9 million for the first quarter of 2019.  The decrease was primarily driven by lower salaries expense attributable to reductions in our workforce, associate furloughs for a significant portion of our retail store workforce and salary reductions for most remaining employees, as well as lower logistics and other variable expenses associated with the retail store closures.  As a percentage of net sales, selling and administrative expenses increased to 63.0% for the first quarter of 2020, compared to 40.3% for the first quarter of 2019.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $16.0 million in the first quarter of 2020 consisting primarily of impairment charges on furniture and fixtures in our retail stores and lease right-of-use assets as a result of the impact of COVID-19 on our business operations, with no corresponding charges in the first quarter of 2019.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating (Loss) Earnings

Operating (loss) earnings decreased $78.3 million to an operating loss of $67.5 million for the first quarter of 2020, compared to operating earnings of $10.8 million for the first quarter of 2019, reflecting the factors described above.  As a percentage of net sales, the operating loss was 35.3% for the first quarter of 2020, compared to operating earnings of 3.1% for the first quarter of 2019.

BRAND PORTFOLIO

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$217.2	100.0%	$341.1	100.0%
Cost of goods sold	163.8	75.4%	214.2	62.8%
Gross profit	53.4	24.6%	126.9	37.2%
Selling and administrative expenses	92.6	42.6%	113.4	33.2%
Impairment of goodwill and intangible assets	262.7	120.9%	—	—
Restructuring and other special charges, net	43.8	20.2%	0.6	0.2%
Operating (loss) earnings	$(345.7)	(159.2)%	$12.9	3.8%

Key Metrics
Direct-to-consumer (% of net sales) (1)	42%		40%
Wholesale/retail sales mix (%)	85%/15%		81%/19%
Change in wholesale net sales ($)	$(91.1)		$64.3
Unfilled order position at end of period	$188.3		$376.4

Same-store sales % change	(24.8)%		(8.6)%
Same-store sales $ change	$(9.6)		$(5.5)
Sales change from new and closed stores, net	$(23.1)		$(0.8)
Impact of changes in Canadian exchange rate on retail sales	$(0.1)		$(0.4)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$31		$93
Sales per square foot, excluding e-commerce (trailing twelve months)	$328		$408
Square footage (thousands sq. ft.)	356		397

Stores opened	—		2
Stores closed	19		1
Ending stores	203		230

(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites, sales to online-only retailers and sales through our customers' websites that we fulfill on a drop-ship basis.

Net Sales

Net sales decreased $123.9 million, or 36.3%, to $217.2 million for the first quarter of 2020, compared to $341.1 million for the first quarter of 2019. The sales decrease was driven by a reduction in wholesale shipments as our customers temporarily closed their stores and canceled orders subsequent to the outbreak of the COVID-19 pandemic.  We also temporarily closed our retail stores on March 19, 2020 and the stores continued to be closed for the remainder of the quarter.  Subsequent to quarter-end, we announced that we have begun a phased reopening of retail stores in areas where restrictions have been relaxed or lifted.  E-commerce sales continue to grow as a percentage of the business.  We permanently closed 19 stores during the first quarter of 2020, resulting in a total of 203 stores and total square footage of 0.4 million at the end of the first quarter of 2020, compared to 230 stores and total square footage of 0.4 million at the end of the first quarter of 2019.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, decreased to $328 for the twelve months ended May 2, 2020, compared to $408 for the twelve months ended May 4, 2019.

Our unfilled order position for our wholesale sales decreased $188.1 million, or 50.0%, to $188.3 million at May 2, 2020, compared to $376.4 million at May 4, 2019.  The decrease in our backlog order levels reflects fewer orders from our wholesale customers due to the temporary closure of retail stores and the uncertainty surrounding the duration of the economic impacts of the COVID-19 pandemic.  Many of our wholesale customers canceled orders during the first quarter of 2020 as a result of the impacts of COVID-19 on their business, and may continue to do so.

Gross Profit

Gross profit decreased $73.5 million, or 57.9%, to $53.4 million for the first quarter of 2020, compared to $126.9 million for the first quarter of 2019, primarily reflecting lower net sales and higher incremental cost of goods sold in the first quarter of 2020 driven by $27.5 million in inventory markdowns reflecting the difficult retail environment driven by the COVID-19 pandemic and $1.6 million in inventory markdowns related to the decision to exit our Fergie brand.  As a percentage of net sales, our gross profit decreased to 24.6% for the first quarter of 2020, compared to 37.2% for the first quarter of 2019.

Selling and Administrative Expenses

Selling and administrative expenses decreased $20.8 million, or 18.3%, to $92.6 million for the first quarter of 2020, compared to $113.4 million for the first quarter of 2019.  The decrease was primarily driven by lower salaries expense attributable to reductions in force, associate furloughs for a significant portion of our workforce and salary reductions for most remaining employees as well as lower logistics and other variable expenses associated with store closures, including marketing expense.  As a percentage of net sales, selling and administrative expenses increased to 42.6% for the first quarter of 2020, compared to 33.2% for the first quarter of 2019.

Impairment of Goodwill and Intangible Assets
As a result of the deterioration of general economic conditions and the resulting decline in our share price and market capitalization, we incurred impairment charges of $262.7 million in the first quarter of 2020, including $240.3 million associated with goodwill and $22.4 million associated with the indefinite-lived Allen Edmonds and Via Spiga trademarks.  There were no corresponding charges for the first quarter of 2019.  Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $43.8 million were recorded during the first quarter of 2020 for expenses associated with the impact of COVID-19 on our business operations, primarily impairment charges on store furniture and fixtures and lease right-of-use assets of $19.3 million and liabilities due to our factories for order cancellations of $14.3 million.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating (Loss) Earnings

Operating (loss) earnings decreased $358.6 million to an operating loss of $345.7 million for the first quarter of 2020, compared to operating earnings of $12.9 million for the first quarter of 2019 as a result of the factors described above.  As a percentage of net sales, the operating loss was 159.2% for the first quarter of 2020, compared to operating earnings of 3.8% in the first quarter of 2019.

ELIMINATIONS AND OTHER
	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
($ millions)		% of Net Sales		% of Net Sales
Operating Results
Net sales	$(11.3)	100.0%	$(15.5)	100.0%
Cost of goods sold	(10.7)	94.8%	(15.8)	101.8%
Gross profit	(0.6)	5.2%	0.3	(1.8)%
Selling and administrative expenses	11.9	(105.9)%	6.9	(44.7)%
Restructuring and other special charges, net	0.4	(3.2)%	0.2	(1.6)%
Operating loss	$(12.9)	114.3%	$(6.8)	44.5%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $11.3 million for the first quarter of 2020 is $4.2 million, or 26.9%, lower than the first quarter of 2019, reflecting lower product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $5.0 million, or 73.3%, to $11.9 million in the first quarter of 2020, compared to $6.9 million for the first quarter of 2019.  The increase was primarily driven by higher consulting and employee benefit expenses, including those for our furloughed associates.

Restructuring and other special charges of $0.4 million for the first quarter of 2020 were comprised primarily of expenses associated with employee reductions as we sought to minimize costs during the COVID-19 pandemic combined with incremental expenses associated with deep cleaning our facilities and related supplies.  In the first quarter of 2019, restructuring and other special charges of $0.2 million were incurred for Vionic integration-related costs.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	May 2, 2020	May 4, 2019	February 1, 2020
Borrowings under revolving credit agreement	$438.5	$318.0	$275.0
Long-term debt	198.5	198.0	198.4
Total debt	$637.0	$516.0	$473.4

Total debt obligations of $637.0 million at May 2, 2020 increased $121.0 million, from $516.0 million at May 4, 2019, and increased $163.6 million, from $473.4 million at February 1, 2020. The increases from both May 4, 2019 and February 1, 2020 reflect net borrowings under our Credit Agreement taken as a precautionary measure during the first quarter of 2020 to increase our cash position and preserve financial flexibility given the uncertainty of the impact of COVID-19 on our business and the timing of recovery of the retail environment once all of our retail stores are reopened.  Net interest expense for the first quarter of 2020 increased $2.2 million to $9.5 million, compared to $7.3 million for the first quarter of 2020.  The increase is primarily attributable to the fair value adjustment for the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 15 to the condensed consolidated financial statements, partially offset by lower average borrowings under our revolving credit agreement.

Credit Agreement

As further discussed in Note 10, the Company maintains a revolving credit facility for working capital needs.  On April 14, 2020, we entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement ("Amendment") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million.  Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 1.0% imposed by the Amendment) or the prime rate, plus a spread.  The Amendment increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.  At May 2, 2020, we had $438.5 million in borrowings and $11.1 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $104.2 million at May 2, 2020.  We were in compliance with all covenants and restrictions under the Credit Agreement as of May 2, 2020.  We anticipate incremental interest expense going forward until the borrowings have been repaid.

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

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of May 2, 2020, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 2, 2020	May 4, 2019	Change
Net cash provided by operating activities	$0.7	$49.9	$(49.2)
Net cash used for investing activities	(4.5)	(21.3)	16.8
Net cash provided by (used for) financing activities	146.5	(22.9)	169.4
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)	(0.1)
Increase in cash and cash equivalents	$142.5	$5.6	$136.9

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $49.2 million lower in the three months ended May 2, 2020 as compared to the three months ended May 4, 2019, primarily reflecting the following factors:

•	A decrease in net earnings in the three months ended May 2, 2020, compared to the comparable period in 2019; and
•

A larger increase in prepaid expenses and other current and noncurrent assets in the three months ended May 2, 2020, compared to the three months ended May 4, 2019, due in part to a higher income tax receivable, partially offset by,

•	An increase in trade accounts payable in the three months ended May 2, 2020, compared to a decrease in the comparable period in 2019, and
•	An increase in accrued expenses and other liabilities in the three months ended May 2, 2020, compared to a decrease in the three months ended May 4, 2019.

Cash used for investing activities was $16.8 million lower in the three months ended May 2, 2020 as compared to the three months ended May 4, 2019, reflecting lower capital expenditures in the three months ended May 2, 2020 as a result of the steps we took to reduce and/or defer capital expenditures due to the impact of COVID-19 on our business.  In 2020, we expect to reduce our purchases of property and equipment and capitalized software to between $20 million and $30 million, as compared to $50.2 million in 2019.  However, we may consider further reductions in capital expenditures for 2020, depending on the duration and severity of the impact of the COVID-19 pandemic on our business and financial results.

Cash provided by financing activities was $169.4 million higher for the three months ended May 2, 2020 as compared to the three months ended May 4, 2019, primarily due to $163.5 million of net borrowings under our revolving credit agreement in the three months ended May 2, 2020, compared to net repayments of $17.0 million in the comparable period in 2019, partially offset by $12.9 million used for share repurchases under our stock repurchase programs during the three months ended May 2, 2020.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 2, 2020	May 4, 2019	February 1, 2020
Working capital ($ millions) (1)	$(67.7)	$(24.0)	$31.3
Current ratio (2)	0.94:1	0.97:1	1.04:1
Debt-to-capital ratio (3)	69.1%	45.1%	42.2%

(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)

The debt-to-capital ratio has been computed by dividing total debt by total capitalization.  Total debt is defined as long-term debt and borrowings under the Credit Agreement.  Total capitalization is defined as total debt and total equity.

Working capital at May 2, 2020 was a deficit of $67.7 million, which was $43.7 million and $99.0 million lower than at May 4, 2019 and February 1, 2020, respectively.  Our current ratio was 0.94 to 1 as of May 2, 2020, compared to 0.97 to 1 at May 4, 2019 and 1.04:1 at February 1, 2020. The decrease in both working capital and the current ratio from May 4, 2019 and February 1, 2020 primarily reflects lower inventories driven by disciplined inventory management during the first quarter of 2020, as well as higher current lease obligations.  Our debt-to-capital ratio was 69.1% as of May 2, 2020, compared to 45.1% as of May 4, 2019 and 42.2% at February 1, 2020.  The increase in our debt-to-capital ratio from May 4, 2019 and February 1, 2020 primarily reflects lower shareholders' equity due to the impact of the net loss in the first quarter of 2020 and higher borrowings on our revolving credit facility.

We declared and paid dividends of $0.07 per share in both the first quarter of 2020 and 2019.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

As discussed above, as a precautionary measure to increase our cash position and preserve financial flexibility given the uncertainty of the COVID-19 pandemic on our operations, we expanded the borrowing capacity on our Credit Agreement in April 2020. We have also focused on managing costs, reducing both capital expenditures and inventory levels.  In addition, we communicated to our trade and non-trade vendors in April 2020 that we were deferring payments to them for up to 90 days beyond typical payment terms.  We expect that the gradual reopening of our brick-and-mortar operations during the second quarter of 2020, coupled with strength in our e-commerce-related business, will strengthen our financial position and operating cash flows, allowing us to make continued progress related to vendor payments as well as our outstanding borrowings under our Credit Agreement.

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

During the first quarter of 2020, we deferred vendor and landlord payments, as described above, and as of May 2, 2020, we have liabilities for factory order cancellations of $14.3 million, as further described in Note 5 to the condensed consolidated financial statements.  These obligations are expected to be settled within the next year.  Except for these items and changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, changes in borrowings under our revolving credit agreement, changes in the mandatory purchase obligation associated with the acquisition of Blowfish Malibu and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to the contractual obligations identified in our Annual Report on Form 10-K for the year ended February 1, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year other than the adoption of ASC 326, as further described in Note 2 to the condensed consolidated financial statements.  For further information on the Company's critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2020.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands.  Such statements are subject to various risks and uncertainties that could cause actual results to differ materially. These risks include (i) the recent coronavirus outbreak and its adverse impact on our business operations, store traffic and financial condition; (ii) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions; (iii) impairment charges resulting from a long-term decline in our stock price; (iv) rapidly changing fashion trends and purchasing patterns; (v) intense competition within the footwear industry; (vi) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (vii) imposition of tariffs; (viii) the ability to accurately forecast sales and manage inventory levels; (ix) cybersecurity threats or other major disruption to the Company’s information technology systems; (x) customer concentration and increased consolidation in the retail industry; (xi) transitional challenges with acquisitions; (xii) a disruption in the Company’s distribution centers; (xiii) foreign currency fluctuations; (xiv) changes to tax laws, policies and treaties; (xv) the ability to recruit and retain senior management and other key associates; (xvi) compliance with applicable laws and standards with respect to labor, trade and product safety issues; (xvii) the ability to maintain relationships with current suppliers; (xviii) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights; and (xix) the ability to secure/exit leases on favorable terms. The Company's reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q. The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company's Annual Report on Form 10-K for the year ended February 1, 2020.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 2, 2020, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information regarding Legal Proceedings is set forth within Note 17 to the condensed consolidated financial statements and incorporated by reference herein.

ITEM 1A	RISK FACTORS

There have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year.  For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 1, 2020.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2020:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)

February 2, 2020 - February 29, 2020	388,470	$17.96	384,501	5,169,110

March 1, 2020 - April 4, 2020	440,279	5.35	298,910	4,870,200

April 5, 2020 - May 2, 2020	827,477	5.44	827,477	4,042,723

Total	1,656,226	$8.35	1,510,888	4,042,723

(1)

Includes shares purchased as part of our publicly announced stock repurchase programs and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)

On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the repurchase of an additional 2,500,000 shares of our outstanding common stock.  In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of an additional 5,000,000 shares of our outstanding common stock.  We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Under these plans, the Company repurchased 1,510,888 shares during the thirteen weeks ended May 2, 2020.  During the thirteen weeks ended May 4, 2019, the Company did not repurchase any shares.  As of May 2, 2020, there were 4,042,723 shares authorized to be repurchased under the repurchase programs.  Our repurchases of common stock are limited under our debt agreements.  Subsequent to quarter-end, the Company has repurchased 716,234 shares at an aggregate price of $5.1 million.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed May 29, 2020.
3.2		Bylaws of the Company as amended through May 28, 2020, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 29, 2020.
10.1		Fourth Amendment to Fourth Amended and Restated Credit Agreement dated as of April 14, 2020, by and among the Company, certain of its subsidiaries party thereto (collectively with the Company, the "Borrowers")), the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent and collateral agent, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 14, 2020.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	† † † † †

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

CALERES, INC.

Date: June 10, 2020	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer