Form 10-Q
period 2020-08-01
CALERES INC
filed 2020-09-09
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 1, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC. (Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	43-0197190 (IRS Employer Identification Number)

8300 Maryland Avenue St. Louis, Missouri (Address of principal executive offices)	63105 (Zip Code)
(314) 854-4000 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock - par value of $0.01 per share	CAL	New York Stock Exchange

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

Yes  ☐     No ☑

As of August 28, 2020, 37,912,156 common shares were outstanding.

INDEX

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CALERES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	(Unaudited)
($ thousands)	August 1, 2020	August 3, 2019	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$148,544	$42,601	$45,218
Receivables, net	110,249	167,727	162,181
Inventories, net	574,830	792,064	618,406
Income taxes	52,658	2,896	6,189
Prepaid expenses and other current assets	43,768	48,498	50,305
Total current assets	930,049	1,053,786	882,299

Other assets	84,054	78,861	79,654
Deferred income taxes	9,456	10,176	9,735
Goodwill	4,956	245,275	245,275
Intangible assets, net	265,405	300,835	294,304
Lease right-of-use assets	624,881	723,415	695,594
Property and equipment	558,567	589,885	593,979
Allowance for depreciation	(364,974)	(357,840)	(369,133)
Property and equipment, net	193,593	232,045	224,846
Total assets	$2,112,394	$2,644,393	$2,431,707

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$350,000	$300,000	$275,000
Trade accounts payable	280,319	448,596	267,018
Income taxes	8,310	11,110	7,186
Lease obligations	171,247	143,202	127,869
Other accrued expenses	208,024	179,221	173,877
Total current liabilities	1,017,900	1,082,129	850,950

Other liabilities:
Noncurrent lease obligations	579,399	649,100	629,032
Long-term debt	198,621	198,161	198,391
Income taxes	7,786	7,786	7,786
Deferred income taxes	13,051	46,573	55,013
Other liabilities	50,503	35,966	41,405
Total other liabilities	849,360	937,586	931,627

Equity:
Common stock	379	407	404
Additional paid-in capital	156,913	149,881	153,489
Accumulated other comprehensive loss	(31,437)	(31,405)	(31,843)
Retained earnings	116,385	504,546	523,900
Total Caleres, Inc. shareholders’ equity	242,240	623,429	645,950
Noncontrolling interests	2,894	1,249	3,180
Total equity	245,134	624,678	649,130
Total liabilities and equity	$2,112,394	$2,644,393	$2,431,707

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$501,448	$752,485	$898,632	$1,430,239
Cost of goods sold	318,828	446,541	594,114	844,459
Gross profit	182,620	305,944	304,518	585,780
Selling and administrative expenses	201,331	267,531	426,524	529,642
Impairment of goodwill and intangible assets	—	—	262,719	—
Restructuring and other special charges, net	5,429	609	65,625	1,465
Operating (loss) earnings	(24,140)	37,804	(450,350)	54,673
Interest expense, net	(13,387)	(7,389)	(22,866)	(14,729)
Other income, net	3,672	2,650	7,257	5,269
(Loss) earnings before income taxes	(33,855)	33,065	(465,959)	45,213
Income tax benefit (provision)	3,186	(7,838)	89,118	(10,901)
Net (loss) earnings	(30,669)	25,227	(376,841)	34,312
Net earnings (loss) attributable to noncontrolling interests	48	(114)	(286)	(112)
Net (loss) earnings attributable to Caleres, Inc.	$(30,717)	$25,341	$(376,555)	$34,424

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.83)	$0.61	$(9.94)	$0.83

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.83)	$0.61	$(9.94)	$0.82

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net (loss) earnings	$(30,669)	$25,227	$(376,841)	$34,312
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	740	(21)	(810)	(979)
Pension and other postretirement benefits adjustments	1,058	461	1,124	856
Derivative financial instruments	—	(5)	92	298
Other comprehensive income, net of tax	1,798	435	406	175
Comprehensive (loss) income	(28,871)	25,662	(376,435)	34,487
Comprehensive income (loss) attributable to noncontrolling interests	67	(147)	(286)	(133)
Comprehensive (loss) income attributable to Caleres, Inc.	$(28,938)	$25,809	$(376,149)	$34,620

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-Six Weeks Ended
($ thousands)	August 1, 2020	August 3, 2019
Operating Activities
Net (loss) earnings	$(376,841)	$34,312
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	21,875	22,957
Amortization of capitalized software	2,939	3,293
Amortization of intangible assets	6,499	6,524
Amortization of debt issuance costs and debt discount	673	1,180
Fair value adjustments to Blowfish mandatory purchase obligation	9,822	527
Share-based compensation expense	4,401	6,542
Loss on disposal of property and equipment	684	549
Impairment charges for property, equipment, and lease right-of-use assets	35,222	2,954
Impairment of goodwill and intangible assets	262,719	—
Provision for expected credit losses	8,525	840
Changes in operating assets and liabilities:
Receivables	41,275	23,155
Inventories	43,372	(109,850)
Prepaid expenses and other current and noncurrent assets	(94,670)	(3,036)
Trade accounts payable	13,399	135,321
Accrued expenses and other liabilities	88,218	(8,134)
Other, net	(592)	(556)
Net cash provided by operating activities	67,520	116,578

Investing Activities
Purchases of property and equipment	(6,394)	(26,741)
Disposals of property and equipment	—	636
Capitalized software	(2,220)	(4,084)
Net cash used for investing activities	(8,614)	(30,189)

Financing Activities
Borrowings under revolving credit agreement	250,500	149,000
Repayments under revolving credit agreement	(175,500)	(184,000)
Dividends paid	(5,495)	(5,808)
Acquisition of treasury stock	(23,348)	(29,995)
Issuance of common stock under share-based plans, net	(973)	(2,547)
Other	(649)	(694)
Net cash provided by (used for) financing activities	44,535	(74,044)
Effect of exchange rate changes on cash and cash equivalents	(115)	56
Increase in cash and cash equivalents	103,326	12,401
Cash and cash equivalents at beginning of period	45,218	30,200
Cash and cash equivalents at end of period	$148,544	$42,601

See notes to condensed consolidated financial statements.

CALERES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE MAY 2, 2020	39,299,990	$393	$154,930	$(33,216)	$160,189	$282,296	$2,827	$285,123
Net (loss) earnings					(30,717)	(30,717)	48	(30,669)
Foreign currency translation adjustment				721		721	19	740
Pension and other postretirement benefits adjustments, net of tax of $248				1,058		1,058		1,058
Comprehensive income (loss)				1,779	(30,717)	(28,938)	67	(28,871)
Dividends ($0.07 per share)					(2,685)	(2,685)		(2,685)
Acquisition of treasury stock	(1,391,234)	(14)			(10,402)	(10,416)		(10,416)
Issuance of common stock under share-based plans, net	3,400	-	(67)			(67)		(67)
Share-based compensation expense			2,050			2,050		2,050
BALANCE AUGUST 1, 2020	37,912,156	$379	$156,913	$(31,437)	$116,385	$242,240	$2,894	$245,134

BALANCE MAY 4, 2019	42,233,845	$422	$146,641	$(31,873)	$512,046	$627,236	$1,396	$628,632
Net earnings (loss)					25,341	25,341	(114)	25,227
Foreign currency translation adjustment				12		12	(33)	(21)
Unrealized gain on derivative financial instruments, net of tax of $17				(5)		(5)		(5)
Pension and other postretirement benefits adjustments, net of tax of $161				461		461		461
Comprehensive (loss) income				468	25,341	25,809	(147)	25,662
Dividends ($0.07 per share)					(2,861)	(2,861)		(2,861)
Acquisition of treasury stock	(1,530,478)	(15)			(29,980)	(29,995)		(29,995)
Issuance of common stock under share-based plans, net	17,560		12			12		12
Share-based compensation expense			3,228			3,228		3,228
BALANCE AUGUST 3, 2019	40,720,927	$407	$149,881	$(31,405)	$504,546	$623,429	$1,249	$624,678

				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE AS OF FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130
Net loss					(376,555)	(376,555)	(286)	(376,841)
Foreign currency translation adjustment				(810)		(810)	—	(810)
Unrealized gain on derivative financial instruments, net of tax of $31				92		92		92
Pension and other postretirement benefits adjustments, net of tax of $380				1,124		1,124		1,124
Comprehensive income (loss)				406	(376,555)	(376,149)	(286)	(376,435)
Dividends ($0.14 per share)					(5,495)	(5,495)		(5,495)
Acquisition of treasury stock	(2,902,122)	(29)			(23,319)	(23,348)		(23,348)
Issuance of common stock under share-based plans, net	417,521	4	(977)			(973)		(973)
Cumulative-effect adjustment from adoption of ASC 326					(2,146)	(2,146)		(2,146)
Share-based compensation expense			4,401			4,401		4,401
BALANCE AUGUST 1, 2020	37,912,156	$379	$156,913	$(31,437)	$116,385	$242,240	$2,894	$245,134

BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435
Net earnings (loss)					34,424	34,424	(112)	34,312
Foreign currency translation adjustment				(958)		(958)	(21)	(979)
Unrealized loss on derivative financial instruments, net of tax of $79				298		298		298
Pension and other postretirement benefits adjustments, net of tax of $299				856		856		856
Comprehensive income (loss)				196	34,424	34,620	(133)	34,487
Dividends ($0.14 per share)					(5,808)	(5,808)		(5,808)
Acquisition of treasury stock	(1,530,478)	(15)			(29,980)	(29,995)		(29,995)
Issuance of common stock under share-based plans, net	364,843	3	(2,550)			(2,547)		(2,547)
Cumulative-effect adjustment from adoption of ASC 842					(13,436)	(13,436)		(13,436)
Share-based compensation expense			6,542			6,542		6,542
BALANCE AUGUST 3, 2019	40,720,927	$407	$149,881	$(31,405)	$504,546	$623,429	$1,249	$624,678

CALERES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

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

The Company’s business is seasonal in nature due to consumer spending patterns, with higher back-to-school and holiday season sales.  Traditionally, the third fiscal quarter accounts for a substantial portion of the Company’s earnings for the year.  Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole, particularly given the impact of the coronavirus pandemic on the results of operations for the thirteen and twenty-six weeks ended August 1, 2020, as further discussed below.  In addition, many schools across the United States are beginning the fall semester in a virtual learning environment.  Accordingly, the Company has experienced a slower start to the back-to-school selling season.  The back-to-school demand in 2020 is expected to extend longer than a typical year, where demand is more concentrated over a few weeks.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared that the outbreak of the coronavirus ("COVID-19") was a global pandemic.  The Company has experienced a significant loss in sales and earnings as a result of COVID-19.  After the temporary closure of all retail stores in mid- March, the Company has safely resumed in-store operations at substantially all of its retail stores, opening with reduced operating hours, enhanced health and safety procedures and contactless shopping options.

The Company has taken decisive actions to manage its resources conservatively to mitigate the adverse impact of the pandemic.  These actions included reductions in the workforce, associate furloughs for a significant portion of the workforce, and reductions in salary for most remaining associates through the end of the second quarter, as well as a reduction in the cash retainers for the Board of Directors through the end of the fiscal year; reducing inventory purchases; reducing marketing expenses; and minimizing costs associated with the closed retail facilities.  In addition, as a precautionary measure to increase its cash position and preserve financial flexibility given the uncertainty in the United States and global markets resulting from COVID-19, the Company increased the borrowings on its revolving credit facility in March 2020 to $440.0 million.  In April, the Company entered into an amendment to its Fourth Amended and Restated Credit Agreement to increase its borrowing capacity, as further discussed in Note 10 to the condensed consolidated financial statements.  During the second quarter of 2020, the Company continued to repay the incremental borrowings from March, with net repayments of $88.5 million.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted.  The CARES Act includes a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  As of August 1, 2020, the Company has deferred approximately $2.9 million of employer social security payroll taxes, which are recorded in other liabilities on the condensed consolidated balance sheets.  In addition, the CARES Act permits the carryback of certain current operating losses to prior years.  As discussed in Note 16 to the condensed consolidated financial statements, this carryback provision resulted in approximately $5.2 million of incremental tax benefit, as current year losses are expected to be carried back to years with a higher federal corporate tax rate.

Note 2	Impact of New Accounting Pronouncements

Impact of Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable.  The Company adopted the ASU in the first quarter of 2020 on a modified retrospective basis.  Upon adoption, the Company recorded a cumulative-effect adjustment to retained earnings of $2.1 million, net of $0.4 million in deferred taxes.  The Company recorded a provision for expected credit losses of $8.5 million during the twenty-six weeks ended August 1, 2020, primarily as a result of the COVID-19 pandemic and deteriorating financial conditions at several of the Company's wholesale customers.

The following table summarizes the activity in the Company's allowance for expected credit losses during the twenty-six weeks ended August 1, 2020:

($ thousands)
Balance at February 1, 2020	$1,813
Adjustment upon adoption of ASU 2016-13	2,521
Provision for expected credit losses	8,525
Uncollectible accounts written off, net of recoveries	215
Balance at August 1, 2020	$13,074

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

In March 2020, the SEC issued SEC Release No. 33-10762 and Release No. 34-88307, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities.  The final rule amends the disclosure requirements in SEC Regulation S-X, Rule 3-10, which required entities to separately present financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The rule permits entities to provide summarized financial information of the parent company and its issuers and guarantors on a combined basis in either a note to the financial statements or in management's discussion and analysis.  The final rule is effective for filings on or after January 4, 2021, with early application permitted.  The Company adopted the rule during the second quarter of 2020 and elected to provide the summarized financial information in Management's Discussion and Analysis of Financial Condition and Results of Operations.

In April 2020, the FASB issued interpretive guidance indicating that entities may elect not to evaluate whether a concession provided by lessors is a lease modification.  Under existing lease guidance, an entity would be required to determine if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if the concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The FASB guidance provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease.  During the second quarter of 2020, the Company elected to treat lease concessions as variable rent.  Accordingly, $2.0 million in lease concessions were recorded as a reduction of rent expense within selling and administrative expenses in the condensed consolidated statements of earnings (loss).  Refer to Note 9 to the condensed consolidated financial statements for further discussion regarding the Company's leases.

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

Note 3	Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended August 1, 2020
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$250,143	$7,060	$—	$257,203
Landed wholesale - e-commerce (1)	—	23,234	—	23,234
Landed wholesale - e-commerce - drop ship (1)	—	20,748	—	20,748
Landed wholesale - other	—	78,127	(16,109)	62,018
First-cost wholesale	—	11,850	—	11,850
First-cost wholesale - e-commerce (1)	—	256	—	256
E-commerce - Company websites (1)	83,652	40,836	—	124,488
Licensing and royalty	—	1,469	—	1,469
Other (2)	140	42	—	182
Net sales	$333,935	$183,622	$(16,109)	$501,448

	Thirteen Weeks Ended August 3, 2019
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$386,014	$38,548	$—	$424,562
Landed wholesale - e-commerce (1)	—	46,926	—	46,926
Landed wholesale - e-commerce - drop ship (1)	—	16,666	—	16,666
Landed wholesale - other	—	184,962	(26,931)	158,031
First-cost wholesale	—	35,931	—	35,931
First-cost wholesale - e-commerce (1)	—	1,045	—	1,045
E-commerce - Company websites (1)	33,685	30,248	—	63,933
Licensing and royalty	—	5,194	—	5,194
Other (2)	142	55	—	197
Net sales	$419,841	$359,575	$(26,931)	$752,485

	Twenty-Six Weeks Ended August 1, 2020
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$387,260	$18,881	$—	$406,141
Landed wholesale-e-commerce (1)	—	49,476	—	49,476
Landed wholesale - e-commerce - drop ship (1)	—	39,979	—	39,979
Landed wholesale - other	—	190,695	(27,415)	163,280
First-cost wholesale	—	23,771	—	23,771
First-cost wholesale - e-commerce (1)	—	502	—	502
E-commerce - Company websites (1)	137,830	73,826	—	211,656
Licensing and royalty	—	3,655	—	3,655
Other (2)	97	75	—	172
Net sales	$525,187	$400,860	$(27,415)	$898,632

	Twenty-Six Weeks Ended August 3, 2019
($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total

Retail stores	$706,256	$75,198	$—	$781,454
Landed wholesale - e-commerce (1)	—	90,091	—	90,091
Landed wholesale - e-commerce - drop ship (1)	—	36,878	—	36,878
Landed wholesale - other	—	372,176	(42,392)	329,784
First-cost wholesale	—	50,702	—	50,702
First-cost wholesale - e-commerce (1)	—	1,174	—	1,174
E-commerce - Company websites (1)	65,466	65,944	—	131,410
Licensing and royalty	—	8,326	—	8,326
Other (2)	284	136	—	420
Net sales	$772,006	$700,625	$(42,392)	$1,430,239

(1) Collectively referred to as "e-commerce" below

(2) Includes breakage revenue from unredeemed gift cards

Retail stores

Traditionally, the majority of the Company's revenue is generated from retail sales where control is transferred and revenue is recognized at the point of sale.  Retail sales are recorded net of estimated returns and exclude sales tax.  The Company records a returns reserve and a corresponding return asset for expected returns of merchandise.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	August 1, 2020	August 3, 2019	February 1, 2020
Customer allowances and discounts	$18,464	$22,488	$26,200
Loyalty programs liability	16,450	16,929	16,405
Returns reserve	14,453	13,417	14,033
Gift card liability	5,332	5,041	5,742

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented.  In addition, during the twenty-six weeks ended August 1, 2020, the loyalty programs liability increased $14.1 million due to points and material rights accrued for purchases and decreased $14.0 million due to expirations and redemptions.  During the twenty-six weeks ended August 3, 2019, the loyalty programs liability increased $16.7 million due to points and material rights accrued for purchases and decreased $14.4 million due to expirations and redemptions.  The returns reserve is higher as of August 1, 2020 due to a higher mix of e-commerce sales, which carry a higher return rate than retail store sales.

Note 4	Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders for the periods ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
NUMERATOR
Net (loss) earnings	$(30,669)	$25,227	$(376,841)	$34,312
Net (earnings) loss attributable to noncontrolling interests	(48)	114	286	112
Net earnings allocated to participating securities	—	(857)	—	(1,125)
Net (loss) earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$(30,717)	$24,484	$(376,555)	$33,299

DENOMINATOR
Denominator for basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	37,113	39,951	37,881	40,346
Dilutive effect of share-based awards	—	55	—	58
Denominator for diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	37,113	40,006	37,881	40,404

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.83)	$0.61	$(9.94)	$0.83

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.83)	$0.61	$(9.94)	$0.82

Options to purchase 24,667 shares of common stock for both the thirteen and twenty-six weeks ended August 1, 2020, were not included in the denominator for diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.  Options to purchase 16,667 shares of common stock were excluded from the denominator for both the thirteen and twenty-six weeks ended August 3, 2019.

During the thirteen weeks ended August 1, 2020 and August 3, 2019, the Company repurchased 1,391,234 and 1,530,478 shares, respectively, under the 2018 and 2019 publicly announced share repurchase programs, which permits repurchases of up to 2.5 million and 5.0 million shares, respectively.   The Company repurchased 2,902,122 and 1,530,478 shares during the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.  See further discussion in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Note 5	Restructuring and Other Special Charges

COVID-19-Related Expenses
The Company incurred costs associated with the COVID- 19 pandemic and related impacts on the Company's business, totaling $5.4 million ( $4.7 million on an after-tax basis, or $0.13 per diluted share) during the thirteen weeks ended August 1, 2020.  These costs were primarily for employee severance and related costs, as well as the cost of supplies and deep cleaning of the Company's facilities.  Of the $5.4 million reflected as restructuring and other special charges, $4.5 million is reflected in the Brand Portfolio segment, $0.6 million is reflected in the Famous Footwear segment and $0.3 million is reflected within the Eliminations and Other category.  As of August 1, 2020 , restructuring reserves of $2.7 million were included in other accrued expenses on the condensed consolidated balance sheets.

During the twenty-six weeks ended August 1, 2020, the Company incurred costs associated with the COVID- 19 pandemic and related impacts on the Company's business, totaling $99.0 million ( $78.0 million on an after-tax basis, or $2.17 per diluted share).  These costs included non-cash impairment of property and equipment and lease right-of-use assets, inventory markdowns, employee severance and other identified expenses that were specific to the impact of COVID- 19 on the Company's operations.  Of the $99.0 million in charges, $65.6 million is presented as restructuring and other special charges, net and $33.4 million is reflected as cost of goods sold in the condensed consolidated statements of earnings (loss).   Of the $65.6 million reflected as restructuring and other special charges, $48.4 million is reflected in the Brand Portfolio segment, $16.6 million is reflected in the Famous Footwear segment and $0.6 million is reflected within the Eliminations and Other category.  The $33.4 million reflected as cost of goods sold represents inventory markdowns, of which $27.4 million is reflected in the Brand Portfolio segment and $6.0 million is reflected in the Famous Footwear segment.  Refer to Note 9 to the condensed consolidated financial statements for additional information regarding the Company's leases.

Blowfish Mandatory Purchase Obligation
In 2018, the Company acquired a controlling interest in Blowfish Malibu.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation, which will be paid upon settlement during the third quarter of 2021.  Accretion and remeasurement adjustments on the mandatory purchase obligation are being recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $6.6 million ( $4.9 million on an after-tax basis, or $0.13 per diluted share) and $9.8 million ( $7.3 million on an after-tax basis, or $0.19 per diluted share) for the thirteen and twenty-six weeks ended August 1, 2020, respectively.  There were no corresponding costs in the  twenty-six weeks ended August 3, 2019.  Refer to further discussion regarding the mandatory purchase obligation in Note 15 to the condensed consolidated financial statements.

Impairment of Goodwill and Intangible Assets
During the first quarter of 2020, the Company recorded non-cash impairment charges totaling $262.7 million ( $218.5 million on an after-tax basis, or $5.66 per diluted share), including $240.3 million of impairment associated with the Company's goodwill and $22.4 million associated with indefinite-lived trademarks.  All of the charges are reflected in the Brand Portfolio segment.  Refer to further discussion in Note 8 to the condensed consolidated financial statements.

Brand Exits
During the first quarter of 2020, the Company incurred costs of $1.6 million ( $1.2 million on an after-tax basis, or $0.03 per diluted share) related to the decision to exit the Fergie brand.  These charges represent inventory markdowns required to reduce the value of inventory to net realizable value and are presented in cost of goods sold on the condensed consolidated statements of earnings (loss) within the Brand Portfolio segment for the twenty-six weeks ended August 1, 2020.  There were no corresponding costs in the thirteen weeks ended August 1, 2020.

The Company's license agreement to sell Carlos by Carlos Santana footwear expired in December 2018.  In connection with the decision to exit the Carlos brand, the Company incurred restructuring-related costs of $1.9 million ( $1.4 million on an after-tax basis, or $0.03 per diluted share) during the twenty-six weeks ended August 3, 2019.  Of these charges included in the Brand Portfolio segment, $1.3 million ( $1.0 million on an after-tax basis or $0.02 per diluted share) primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the condensed consolidated statements of earnings (loss) and the remaining $0.6 million ( $0.4 million on an after-tax basis, or $0.01 per diluted share) for severance and other related costs is presented in restructuring and other special charges.  There were no corresponding costs in the twenty-six weeks ended August 1, 2020 or the  thirteen weeks ended August 3, 2019.

Vionic Integration-Related Costs

During the thirteen weeks ended August 3, 2019, the Company incurred integration-related costs associated with the acquisition of Vionic in October 2018, primarily for severance, totaling $0.6 million ($0.5 million on an after-tax basis, or $0.01 per diluted share).  Of the $0.6 million in costs, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings (loss), $0.6 million are reflected within the Eliminations and Other category, with an immaterial amount reflected in the Brand Portfolio segment.  During the twenty-six weeks ended August 3, 2019, the Company incurred integration-related costs, primarily for severance, totaling $0.9 million ($0.7 million on an after-tax basis, or $0.02 per diluted share).  Of the $0.9 million in costs, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings (loss), $0.8 million are reflected within the Eliminations and Other category and $0.1 million are included in the Brand Portfolio segment.  There were no corresponding costs in the twenty-six weeks ended August 1, 2020.  The integration of Vionic is expected to be completed by the end of fiscal 2020.  Accordingly, the Company anticipates additional integration-related costs for the second half of 2020.

Note 6	Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended August 1, 2020 and August 3, 2019:

($ thousands)	Famous Footwear	Brand Portfolio	Eliminations and Other	Total
Thirteen Weeks Ended August 1, 2020
Net sales	$333,935	$183,622	$(16,109)	$501,448
Intersegment sales (1)	—	16,109	—	16,109
Operating earnings (loss)	1,045	(14,111)	(11,074)	(24,140)
Segment assets	885,168	952,028	275,198	2,112,394

Thirteen Weeks Ended August 3, 2019
Net sales	$419,841	$359,575	$(26,931)	$752,485
Intersegment sales (1)	—	26,931	—	26,931
Operating earnings (loss)	31,542	13,898	(7,636)	37,804
Segment assets	1,095,457	1,427,002	121,934	2,644,393

Twenty-Six Weeks Ended August 1, 2020
Net sales	$525,187	$400,860	$(27,415)	$898,632
Intersegment sales (1)	—	27,415	—	27,415
Operating loss	(66,495)	(359,860)	(23,995)	(450,350)

Twenty-Six Weeks Ended August 3, 2019
Net sales	$772,006	$700,625	$(42,392)	$1,430,239
Intersegment sales (1)	—	42,392	—	42,392
Operating earnings (loss)	42,355	26,827	(14,509)	54,673

(1) Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating (loss) earnings to (loss) earnings before income taxes:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating (loss) earnings	$(24,140)	$37,804	$(450,350)	$54,673
Interest expense, net	(13,387)	(7,389)	(22,866)	(14,729)
Other income, net	3,672	2,650	7,257	5,269
(Loss) earnings before income taxes	$(33,855)	$33,065	$(465,959)	$45,213

Note 7	Inventories

The Company's net inventory balance was comprised of the following:

($ thousands)	August 1, 2020	August 3, 2019	February 1, 2020
Raw materials	$16,494	$18,785	$18,455
Work-in-process	158	446	454
Finished goods	558,178	772,833	599,497
Inventories, net	$574,830	$792,064	$618,406

Note 8	Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	August 1, 2020	August 3, 2019	February 1, 2020
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	365,888	388,288	388,288
Total intangible assets	368,688	391,088	391,088
Accumulated amortization	(103,283)	(90,253)	(96,784)
Total intangible assets, net	265,405	300,835	294,304
Goodwill
Brand Portfolio	4,956	245,275	245,275
Total goodwill	4,956	245,275	245,275
Goodwill and intangible assets, net	$270,361	$546,110	$539,579

The Company's intangible assets as of August 1, 2020, August 3, 2019 and February 1, 2020 were as follows:

($ thousands)		August 1, 2020
	Estimated Useful Lives (In Years)	Cost Basis		Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788		$96,835	$—	$191,953
Trademarks	Indefinite	58,100	(1)	—	22,400	35,700
Customer relationships	15 - 16	44,200		6,448	—	37,752
		$391,088		$103,283	$22,400	$265,405

		August 3, 2019
	Estimated Useful Lives (In Years)	Cost Basis		Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788		$86,894	$—	$201,894
Trademarks	Indefinite	58,100	(1)	—	—	58,100
Customer relationships	15 - 16	44,200		3,359	—	40,841
		$391,088		$90,253	$—	$300,835

		February 1, 2020
	Estimated Useful Lives (In Years)	Cost Basis		Accumulated Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788		$91,827	$—	$196,961
Trademarks	Indefinite	58,100	(1)	—	—	58,100
Customer relationships	15 - 16	44,200		4,957	—	39,243
		$391,088		$96,784	$—	$294,304

(1) Cost basis for indefinite-lived trademarks has been reduced by $60.0 million in impairment charges recognized in 2018 related to the Allen Edmonds tradename.

Amortization expense related to intangible assets was $3.3 million and $3.2 million for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively, and $6.5 million for both the twenty-six weeks ended August 1, 2020 and August 3, 2019.  The Company estimates that amortization expense related to intangible assets will be approximately $13.1 million in 2020, $12.9 million in 2021, $12.5 million in 2022, $12.2 million in 2023 and $11.4 million in 2024.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During the first quarter of 2020, as a result of the significant decline in the Company's share price and market capitalization and the impact of COVID-19 on the Company's business operations, the Company determined that an interim assessment of goodwill was required.  A quantitative assessment was performed for all reporting units as of May 2, 2020.  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million.  The Company recorded no goodwill impairment charges during the thirteen weeks ended August 1, 2020 or August 3, 2019.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  As a result of the triggering event from the economic impacts of COVID-19, an interim assessment was performed as of May 2, 2020.  The indefinite-lived intangible asset impairment review resulted in total impairment charges of $22.4 million for the thirteen weeks ended May 2, 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trademark and $10.2 million of impairment associated with the indefinite-lived Via Spiga trademark.  The carrying value of the Via Spiga trademark of $0.5 million will be amortized over approximately two years.  The Company recorded no impairment charges during the thirteen weeks ended August 1, 2020 or August 3, 2019.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded no asset impairment charges during the thirteen weeks ended August 1, 2020, with $1.8 million of charges recorded in the thirteen weeks ended August 3, 2019.  The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $35.2 million and $3.0 million in twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.  The impairment charges recorded in the twenty-six weeks ended August 1, 2020, including $20.4 million associated with operating lease right-of-use assets and $14.8 million associated with property and equipment, reflect the impact of the COVID-19 pandemic on the Company's retail operations and estimates of remaining cash flows for each store.  Refer to Note 5 and Note 15 to the condensed consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures associated with the COVID-19 pandemic, the Company is negotiating with landlords to modify payment terms for certain leases.  Deferred payments for these leases are reflected in lease obligations on the condensed consolidated balance sheets.  As further discussed in Note 2 to the condensed consolidated financial statements, under relief provided by the FASB, entities may make a policy election to account for the lease concessions as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  During the second quarter of 2020, the Company made a policy election to account for rent abatements as variable rent and recorded $2.0 million in lease concessions as a reduction of rent expense within selling and administrative expenses in the condensed consolidated statements of earnings (loss).  Rent deferrals for leases that were extended in connection with the rent concession will continue to be recognized consistent with the original lease agreement.

During the twenty-six weeks ended August 1, 2020, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $38.6 million on the condensed consolidated balance sheets.  As of August 1, 2020, the Company has entered into lease commitments for two retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for all new retail locations will begin in the current fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $2.6 million will be recorded on the condensed consolidated balance sheets.

The components of lease expense for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019 were as follows:

	Thirteen Weeks Ended
($ thousands)	August 1, 2020	August 3, 2019
Operating lease expense	$41,088	$45,851
Variable lease expense	12,007	11,299
Short-term lease expense	1,385	962
Sublease income	(28)	(74)
Total lease expense	$54,452	$58,038

	Twenty-Six Weeks Ended
($ thousands)	August 1, 2020	August 3, 2019
Operating lease expense	$86,338	$92,312
Variable lease expense	23,331	23,483
Short-term lease expense	2,097	2,077
Sublease income	(47)	(147)
Total lease expense	$111,719	$117,725

Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
($ thousands)	August 1, 2020	August 3, 2019
Cash paid for lease liabilities	$43,150	$88,803
Cash received from sublease income	47	147

Note 10	Long-term and Short-term Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of August 1, 2020.

At August 1, 2020, the Company had $350.0 million borrowings outstanding and $11.1 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $166.6 million at August 1, 2020.

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

If the Company experiences specific kinds of changes of control, it would be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and Additional Interest, if any, to, but not including, the date of repurchase.  The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of August 1, 2020, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

Note 11	Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended August 1, 2020 and August 3, 2019:

($ thousands)	Foreign Currency Translation	Pension and Other Postretirement Transactions (1)	Derivative Financial Instrument Transactions (2)	Accumulated Other Comprehensive (Loss) Income
Balance at May 2, 2020	$(2,111)	$(31,105)	$—	$(33,216)
Other comprehensive income before reclassifications	721	—	—	721
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	810	—	810
Tax provision (3)	—	248	—	248
Net reclassifications	—	1,058	—	1,058
Other comprehensive income	721	1,058	—	1,779
Balance at August 1, 2020	$(1,390)	$(30,047)	$—	$(31,437)

Balance at May 4, 2019	$(908)	$(30,660)	$(305)	$(31,873)
Other comprehensive income (loss) before reclassifications	12	—	(75)	(63)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	622	87	709
Tax benefit	—	(161)	(17)	(178)
Net reclassifications	—	461	70	531
Other comprehensive income (loss)	12	461	(5)	468
Balance at August 3, 2019	$(896)	$(30,199)	$(310)	$(31,405)

Balance at February 1, 2020	$(580)	$(31,171)	$(92)	$(31,843)
Other comprehensive (loss) income before reclassifications	(810)	—	87	(723)
Reclassifications:				—
Amounts reclassified from accumulated other comprehensive loss	—	1,504	6	1,510
Tax benefit (3)	—	(380)	(1)	(381)
Net reclassifications	—	1,124	5	1,129
Other comprehensive (loss) income	(810)	1,124	92	406
Balance at August 1, 2020	$(1,390)	$(30,047)	$—	$(31,437)

Balance at February 2, 2019	$62	$(31,055)	$(608)	$(31,601)
Other comprehensive (loss) income before reclassifications	(958)	—	94	(864)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,155	258	1,413
Tax benefit	—	(299)	(54)	(353)
Net reclassifications	—	856	204	1,060
Other comprehensive (loss) income	(958)	856	298	196
Balance at August 3, 2019	$(896)	$(30,199)	$(310)	$(31,405)

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

(3)	Includes approximately $0.5 million of expense related to a valuation allowance on net deferred taxes, including those related to other comprehensive income, for the Company's Canadian subsidiary.

Note 12	Share-Based Compensation

The Company recognized share-based compensation expense of $2.1 million and $3.2 million during the thirteen weeks and $4.4 million and $6.5 million during the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively.

The Company had net (repurchases) issuances of (30,538) and 17,560 shares of common stock during the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the twenty-six weeks ended August 1, 2020 and August 3, 2019, the Company issued 383,583 and 364,843 shares of common stock, respectively, related to the share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 1, 2020			August 3, 2019
	Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value		Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value
May 2, 2020	1,421,743	$18.20	May 4, 2019	1,420,428	$27.43
Granted	12,748	10.59	Granted	52,684	19.38
Forfeited	(35,225)	20.73	Forfeited	(36,000)	28.33
Vested	(38,664)	27.37	Vested	(3,642)	34.33
August 1, 2020	1,360,602	$17.81	August 3, 2019	1,433,470	$27.09

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 1, 2020			August 3, 2019
	Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value		Total Number of Restricted Shares	Weighted- Average Grant Date Fair Value
February 1, 2020	1,271,795	$26.77	February 2, 2019	1,249,223	$29.17
Granted	563,431	5.92	Granted	450,234	22.95
Forfeited	(67,912)	23.21	Forfeited	(57,425)	28.77
Vested	(406,712)	28.28	Vested	(208,562)	30.13
August 1, 2020	1,360,602	$17.81	August 3, 2019	1,433,470	$27.09

All of the restricted shares granted during the thirteen weeks ended August 1, 2020 have a cliff-vesting term of one year.  Of the 563,431 restricted shares granted during the twenty-six weeks ended August 1, 2020, 550,683 shares have a graded-vesting term of three years and 12,748 shares have a cliff-vesting term of one year.  Of the 52,684 restricted shares granted during the thirteen weeks ended August 3, 2019, 39,770 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% vesting after three years, and 12,914 shares have a cliff-vesting term of one year.  Of the 450,234 restricted shares granted during the twenty-six weeks ended August 3, 2019, 437,320 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% vesting after three years, and 12,914 shares have a cliff-vesting term of one year.  Share-based compensation expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards

During the twenty-six weeks ended August 1, 2020 and thirteen weeks ended August 3, 2019, the Company granted no performance share awards.  During the twenty-six weeks ended August 3, 2019, the Company granted performance share awards for a targeted 180,000 shares, with a weighted-average grant date fair value of $23.42.  Vesting of performance-based awards is dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.  Subsequent to quarter-end, the Company granted performance share awards for a targeted 87,750 shares.  These performance share awards are based upon the attainment of certain financial goals for the second half of 2020.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs earn dividend equivalents at the same rate as dividends on the Company's common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  The Company granted 106,222 and 53,215 RSUs to non-employee directors, including 4,238 and 1,559 for dividend equivalents, during the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively, with weighted-average grant date fair values of $10.50 and $19.38, respectively.  The Company granted 114,531 and 54,329 RSUs to non-employee directors, including 12,548 and 2,673 for dividend equivalents, during the twenty-six weeks ended August 1, 2020 and August 3, 2019, respectively, with weighted-average grant date fair values of $10.02 and $19.50, respectively.

Note 13	Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Service cost	$2,247	$1,755	$—	$—
Interest cost	3,128	3,680	11	15
Expected return on assets	(7,432)	(6,967)	—	—
Amortization of:
Actuarial loss (gain)	1,183	1,024	(16)	(24)
Prior service income	(357)	(378)	—	—
Settlement cost	222	—	—	—
Curtailment gain	(189)	—	—	—
Total net periodic benefit income	$(1,198)	$(886)	$(5)	$(9)

	Pension Benefits		Other Postretirement Benefits
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Service cost	$4,407	$3,609	$—	$—
Interest cost	6,282	7,405	21	30
Expected return on assets	(14,875)	(13,859)	—	—
Amortization of:
Actuarial loss (gain)	2,266	1,952	(55)	(54)
Prior service income	(707)	(743)	—	—
Settlement cost	222	—	—	—
Curtailment gain	(189)	—	—	—
Total net periodic benefit income	$(2,594)	$(1,636)	$(34)	$(24)

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

The Company’s hedging strategy allows for the use of forward contracts as cash flow hedging instruments, which are recorded in the Company's condensed consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive loss and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

The Company had no forward contracts as of August 1, 2020.  As of  August 3, 2019, and  February 1, 2020, the Company had forward contracts maturing through May 2020.  The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $ equivalent in thousands)	August 1, 2020	August 3, 2019	February 1, 2020
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$—	$9,630	$3,963
Euro	—	5,718	1,251
Chinese yuan	—	3,643	2,355
New Taiwanese dollars	—	329	—
Other currencies	—	250	69
Total financial instruments	$—	$19,570	$7,638

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of August 1, 2020, August 3, 2019 and February 1, 2020 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
August 1, 2020	Prepaid expenses and other current assets	—	Other accrued expenses	—
August 3, 2019	Prepaid expenses and other current assets	60	Other accrued expenses	418
February 1, 2020	Prepaid expenses and other current assets	—	Other accrued expenses	103

For the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings (loss) was as follows:

	Thirteen Weeks Ended
($ thousands)	August 1, 2020		August 3, 2019
Foreign Exchange Forward Contracts: Income Statement Classification Gains (Losses) - Realized	Gain (Loss) Recognized in OCL on Derivatives	Gain (Loss) Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings

Net sales	$—	$—	$(22)	$(5)
Cost of goods sold	—	—	63	(16)
Selling and administrative expenses	—	—	(150)	(66)

	Twenty-Six Weeks Ended
($ thousands)	August 1, 2020		August 3, 2019
Foreign Exchange Forward Contracts: Income Statement Classification Gains (Losses) - Realized	Gain Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings	(Loss) Gain Recognized in OCL on Derivatives	Loss Reclassified from Accumulated OCL into Earnings

Net sales	$23	$—	$(121)	$(5)
Cost of goods sold	60	—	352	(38)
Selling and administrative expenses	33	(6)	(115)	(215)

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

Money Market Funds

The Company has cash equivalents consisting of short-term money market funds backed by U.S. Treasury securities.  The primary objective of these investing activities is to preserve the Company’s capital for the purpose of funding operations, and it does not enter into money market funds for trading or speculative purposes.  The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018.  The fair value of the mandatory purchase obligation is based on the earnings formula specified in the purchase agreement (Level 3).  Accretion of the mandatory purchase obligation and fair value adjustments are recorded as interest expense.  During the thirteen and twenty-six weeks ended August 1, 2020, the Company recorded fair value adjustments of $6.6 million and $9.8 million, respectively.  Accretion and remeasurement adjustments of $0.4 million and $0.5 million were recorded during the thirteen and twenty-six weeks ended August 3, 2019, respectively.  The earnings projections and discount rate utilized in the estimate of the fair value of the mandatory purchase obligation require management judgment and are the assumptions to which the fair value calculation is the most sensitive.  Refer to further discussion of the mandatory purchase obligation in Note 5 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 1, 2020, August 3, 2019 and February 1, 2020.

		Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
August 1, 2020:
Cash equivalents – money market funds	$99,001	$99,001	$—	$—
Non-qualified deferred compensation plan assets	7,690	7,690	—	—
Non-qualified deferred compensation plan liabilities	(7,690)	(7,690)	—	—
Deferred compensation plan liabilities for non-employee directors	(780)	(780)	—	—
Restricted stock units for non-employee directors	(686)	(686)	—	—
Mandatory purchase obligation - Blowfish Malibu	(25,022)	—	—	(25,022)
August 3, 2019:
Non-qualified deferred compensation plan assets	$7,949	$7,949	$—	$—
Non-qualified deferred compensation plan liabilities	(7,949)	(7,949)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,407)	(1,407)	—	—
Restricted stock units for non-employee directors	(2,309)	(2,309)	—	—
Derivative financial instruments, net	(358)	—	(358)	—
Mandatory purchase obligation - Blowfish Malibu	(9,772)	—	—	(9,772)
February 1, 2020:
Cash equivalents – money market funds	$18,001	$18,001	$—	$—
Non-qualified deferred compensation plan assets	8,004	8,004	—	—
Non-qualified deferred compensation plan liabilities	(8,004)	(8,004)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,536)	(1,536)	—	—
Restricted stock units for non-employee directors	(2,572)	(2,572)	—	—
Derivative financial instruments, net	(103)	—	(103)	—
Mandatory purchase obligation - Blowfish Malibu	(15,200)	—	—	(15,200)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $684.9 million and $673.1 million at August 1, 2020 and August 3, 2019, respectively, were assessed for indicators of impairment and written down to their fair value.  This assessment resulted in the following impairment charges, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company's retail stores.  Higher impairment charges were recorded in the twenty-six weeks ended August 1, 2020, reflecting the deteriorating economic conditions driven in part by the COVID-19 pandemic, as further discussed in Note 5 and Note 9 to the condensed consolidated financial statements.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Impairment Charges
Famous Footwear	$—	$341	$14,896	$741
Brand Portfolio	—	1,419	20,326	2,213
Total impairment charges	$—	$1,760	$35,222	$2,954

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company's other financial instruments subject to fair value disclosures are as follows:

	August 1, 2020		August 3, 2019		February 1, 2020
	Carrying	Fair	Carrying	Fair	Carrying	Fair
($ thousands)	Value(1)	Value	Value(1)	Value	Value(1)	Value
Borrowings under revolving credit agreement	$350,000	$350,000	$300,000	$300,000	$275,000	$275,000
Long-term debt	200,000	174,000	200,000	205,500	200,000	205,000
Total debt	$550,000	$524,000	$500,000	$505,500	$475,000	$480,000

(1) Excludes unamortized debt issuance costs and debt discount

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 16	Income Taxes

The Company’s consolidated effective tax rates were 9.4% and 23.7% for the thirteen weeks ended August 1, 2020 and August 3, 2019, respectively.  During the thirteen weeks ended August 1, 2020, the Company's effective tax rate was impacted by a tax benefit of approximately $5.2 million associated with the provision in the CARES Act that permits entities to carryback net operating losses to tax years with a higher federal corporate tax rate.  The effective tax rate was also impacted by a discrete tax provision of $2.7 million, primarily for the provision of valuation allowances related to certain state and Canada deferred tax assets.  If these discrete tax items had not been recognized, the Company's effective tax rate would have been 17.3% for the thirteen weeks ended August 1, 2020.  There were no discrete tax items recognized during the thirteen weeks ended August 3, 2019.

For the twenty-six weeks ended August 1, 2020, the Company's consolidated effective tax rate was 19.1%, compared to 24.1% for twenty-six weeks ended August 3, 2019.  The Company's effective tax rate was impacted by several discrete tax items, including the non-deductibility of a portion of the Company's intangible asset impairment charges, the provision of a valuation allowance related to certain state and Canada deferred tax assets and the incremental tax provision related to share-based compensation during the six months ended August 1, 2020.  During the six months ended August 3, 2019, the Company's effective tax rate was impacted by a discrete tax provision of $0.1 million related to share-based compensation.  If these discrete taxes had not been recognized during the first half of 2020 and 2019, the Company's effective tax rates would have been 25.0% and 23.9%, respectively.

As of  August 1, 2020, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.

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

The cumulative expenditures for both on-site and off-site remediation through August 1, 2020 were $31.7 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at August 1, 2020 is $9.5 million, of which $8.7 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses.  Of the total $9.5 million reserve, $5.0 million is for off-site remediation and $4.5 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.8 million as of August 1, 2020.  The Company expects to spend approximately $0.5 million in 2020, $0.1 million in each of the following four years and $12.9 million in the aggregate thereafter related to the on-site remediation.

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

OVERVIEW

In March 2020, the World Health Organization declared the outbreak of the coronavirus ("COVID-19") a global pandemic.  On March 19, 2020, we announced the temporary closure of all of our Famous Footwear and Brand Portfolio retail stores in North America, and they remained closed for an average of 10 weeks during the first half of 2020.  While our e-commerce businesses continued to operate during the temporary store closures and contributed strong sales increases, we experienced a significant decline in sales and earnings during the first half of 2020.  In addition, many of our wholesale partners also temporarily closed their retail stores and canceled orders during this time.  In mid-May, we began a phased reopening of our Famous Footwear and Brand Portfolio retail stores and substantially all of our retail store locations were reopened by the end of June.  Our stores opened with enhanced health and safety procedures, contactless shopping options and, in many cases, reduced operating hours.  During the period of temporary store closures, we leveraged the strength of our brands and the investment in our e-commerce platform to quickly shift to a digital-only business, resulting in significant growth in our e-commerce business during the first half of 2020.

Despite the ongoing economic impacts of the pandemic, we have remained focused on managing expenses and working capital to strengthen our business.  We have taken decisive actions to mitigate the adverse impact of COVID-19 during the first half of 2020, including the following:

•

Aligned our workforce related expenses to meet the needs of a lower demand environment, including associate furloughs for a significant portion of the workforce, salary reductions for most remaining associates through the end of the second quarter and reductions in the cash retainers for our Board of Directors, which will continue through the end of the fiscal year;

•	Reduced marketing expenses and variable expenses during the temporary store closure period;
•	Managed inventory levels, continuously balancing supply and demand;
•	Leveraged strong partnerships to reduce product receipts and extend payment terms;
•	Successfully negotiated lease modifications, including the deferral and abatement of certain lease payments;
•	Eliminated or deferred non-essential capital projects, including Famous Footwear store remodels and planned store openings during the first half of 2020;
•	Expanded e-commerce sales by capitalizing on the significant enhancements in our omni-channel capabilities, resulting in strong growth in e-commerce sales for the first half of 2020;
•	Utilized our expansive network of temporarily closed retail locations as distribution centers to support increased e-commerce business;
•	Adapted our buy online, pick-up-in-store capability to include a contactless curbside pickup option at approximately 60% of our retail locations; and
•	Implemented health and safety measures to ensure a comfortable work environment and shopping experience for returning associates and customers.

In addition, as a precautionary measure to increase our cash position and preserve financial flexibility given the uncertainty in the United States and global markets resulting from COVID-19, we increased the borrowings on our revolving credit facility in March 2020 to $440.0 million.  We also entered into an amendment to our Fourth Amended and Restated Credit Agreement in April to increase its borrowing capacity, as further discussed in Note 10 to the condensed consolidated financial statements.  During the second quarter of 2020, we repaid $88.5 million of the borrowings under the revolving credit facility and have $350.0 million outstanding as of August 1, 2020.

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

Financial Highlights

We are pleased with the Company's performance in the second quarter of 2020 despite ongoing pressures from the global pandemic.  We advanced a number of our strategic objectives during the quarter that are helping to drive our recovery, including growth in our e-commerce sales platform and prudent management of expenses and working capital.  We continue to see strong demand for our sport and casual styles, aligning with the prevailing stay-at-home, work-from-home environment.  Within both our Famous Footwear and Brand Portfolio segments, where we have substantial offerings of these product categories, we continue to expand our product selection to capitalize on the acceleration in these consumer trends.  The following is a summary of the financial highlights for the second quarter of 2020:

•

Consolidated net sales decreased $251.1 million, or 33.4%, to $501.4 million in the second quarter of 2020, driven by the temporary closure of all of our retail stores in mid-March due to the outbreak of the COVID-19 pandemic.  In mid-May, we began a phased reopening of retail stores in areas where restrictions had been relaxed or lifted and substantially all stores were re-opened in some capacity by the end of June.  Our wholesale customers also temporarily closed their stores in response to the pandemic and many canceled orders that had been placed with the Company.  However, we continued to experience significant growth in our e-commerce business, aided by enhancements in our omni-channel capabilities, as customers sought to fulfill their footwear needs through online channels.  In particular, e-commerce sales within our Famous Footwear segment more than doubled in the first half of 2020 and have continued to remain strong at the start of the third quarter.

•

Consolidated gross profit decreased $123.3 million, or 40.3%, to $182.6 million in the second quarter of 2020, compared to $305.9 million in the second quarter of 2019.  Our gross profit margin decreased to 36.4% in the second quarter of 2020, compared to 40.7% in the second quarter of 2019.

•

Consolidated operating (loss) earnings decreased $61.9 million to an operating loss of $24.1 million in the second quarter of 2020, compared to operating earnings of $37.8 million in the second quarter of 2019.

•

Consolidated net loss attributable to Caleres, Inc. was $30.7 million, or $0.83 per diluted share, in the second quarter of 2020, compared to net earnings of $25.3 million, or $0.61 per diluted share, in the second quarter of 2019.

The following items should be considered in evaluating the comparability of our second quarter results in 2020 and 2019:

•	Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and Note 15 to the condensed consolidated financial statements, the Blowfish Malibu noncontrolling interest is subject to a mandatory purchase obligation after a three-year period, based on an earnings multiple formula. During the second quarter of 2020, we recorded a fair value adjustment of $6.6 million ($4.9 million on an after-tax basis, or $0.13 per diluted share), which is recorded as interest expense, net in the condensed consolidated statements of earnings (loss). Accretion of $0.4 million was recorded during the second quarter of 2019.

•

COVID-19-related expenses – During the second quarter of 2020, we incurred $5.4 million ($4.7 million on an after-tax basis, or $0.13 per diluted share) in costs associated with the economic impacts of the COVID-19 pandemic, for severance and related costs, as well as the cost of supplies and deep cleaning our facilities.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Same-store sales

The same-store sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though other retailers may calculate the metric differently.  Management uses the same-store sales metric as a measure of an individual store's success to determine whether it is performing in line with expectations.  Our same-store sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open for at least 13 months.  In addition, in order to be included in the same-store sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year. Accordingly, closed stores (whether temporary or permanent closures) are excluded from the same-store sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.  We believe the same-store sales metric is useful to shareholders and investors in assessing our retail sales performance of existing locations with comparable prior year sales, separate from the impact of store openings or store closures.

Beginning in mid-March 2020, all of our Famous Footwear and Brand Portfolio stores in North America were temporarily closed and we began a phased reopening of retail stores in mid-May. Our same-store sales calculation excludes the impact of these closed stores, both permanent and temporary closures.  Accordingly, for both the thirteen and twenty-six weeks ended August 1, 2020, our same-store sales calculation weights our e-commerce sales more heavily than in prior periods, given the strong growth in that channel and the fact that our e-commerce sites continued to operate throughout the year.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store's success to determine whether it is performing in line with expectations.  The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.  This metric was adversely impacted by the temporary retail store closures during a portion of both the first and second quarters of 2020 and therefore, the metric is not comparable to the thirteen and twenty-six weeks ended August 3, 2019.

Outlook

While we expect the second half of 2020 to continue to be unpredictable, we are managing our business for the long-term, while maintaining the flexibility to adapt to challenges that may arise for the remainder of the year.  Our back-to-school selling season has started off more slowly than in typical years given delayed starts to the school year and the shift to virtual learning across much of the United States.  Rather than peak selling over a small number of weeks, we anticipate the back-to-school selling season to have fewer peak selling weeks, but to extend deeper into the fall.  We believe our diverse portfolio of iconic brands that are well-aligned with consumer trends, advanced capabilities and improving capital structure will lead us through the recovery, and position the Company to embrace rapidly changing consumer behaviors and capitalize on the increasingly dynamic marketplace.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Net sales	$501.4	100.0%	$752.5	100.0%	$898.6	100.0%	$1,430.2	100.0%
Cost of goods sold	318.8	63.6%	446.6	59.3%	594.1	66.1%	844.4	59.0%
Gross profit	182.6	36.4%	305.9	40.7%	304.5	33.9%	585.8	41.0%
Selling and administrative expenses	201.3	40.1%	267.5	35.6%	426.6	47.5%	529.6	37.0%
Impairment of goodwill and intangible assets	—	—	—	—	262.7	29.2%	—	—
Restructuring and other special charges, net	5.4	1.1%	0.6	0.1%	65.6	7.3%	1.5	0.1%
Operating (loss) earnings	(24.1)	(4.8)%	37.8	5.0%	(450.4)	(50.1)%	54.7	3.8%
Interest expense, net	(13.5)	(2.7)%	(7.4)	(1.0)%	(22.9)	(2.6)%	(14.7)	(1.0)%
Other income, net	3.7	0.7%	2.7	0.4%	7.3	0.8%	5.2	0.4%
(Loss) earnings before income taxes	(33.9)	(6.8)%	33.1	4.4%	(466.0)	(51.9)%	45.2	3.2%
Income tax benefit (provision)	3.2	0.7%	(7.9)	(1.0)%	89.1	10.0%	(10.9)	(0.8)%
Net (loss) earnings	(30.7)	(6.1)%	25.2	3.4%	(376.9)	(41.9)%	34.3	2.4%
Net earnings (loss) attributable to noncontrolling interests	0.0	0.0%	(0.1)	(0.0)%	(0.3)	(0.0)%	(0.1)	(0.0)%
Net (loss) earnings attributable to Caleres, Inc.	$(30.7)	(6.1)%	$25.3	3.4%	$(376.6)	(41.9)%	$34.4	2.4%

Net Sales

Net sales decreased $251.1 million, or 33.4%, to $501.4 million for the second quarter of 2020, compared to $752.5 million for the second quarter of 2019.  The COVID-19 pandemic resulted in the temporary closure of all of our retail stores in mid-March, as well as the closure of stores operated by our wholesale customers.  In mid-May, we began a phased reopening of retail stores in areas where restrictions had been relaxed or lifted.  Substantially all retail store locations were open by the end of June with reduced operating hours, enhanced health and safety procedures and contactless shopping options.  Our Brand Portfolio segment experienced a sales decline of $176.0 million, or 48.9%, during the second quarter of 2020, while sales at our Famous Footwear segment decreased $85.9 million, or 20.5%.  However, the consumer's shift to online purchasing accelerated during the second quarter of 2020, driving strong growth in e-commerce net sales.  Our prior investments in e-commerce and logistics capabilities has positioned us to capitalize on the accelerating shift to online purchasing, driving consolidated e-commerce-related sales to increase more than 30 percent during the second quarter of 2020, with consolidated e-commerce penetration rising to approximately 34 percent of net sales.

Net sales decreased $531.6 million, or 37.2%, to $898.6 million for the six months ended August 1, 2020, compared to $1,430.2 million for the six months ended August 3, 2019.  The temporary closure of all of our retail stores on March 19, 2020 due to the COVID-19 pandemic, as well as the closure of stores operated by our wholesale customers, resulted in a $299.7 million, or 42.8%, decrease in net sales for our Brand Portfolio segment and a $246.8 million, or 32.0% decrease in net sales for our Famous Footwear segment.  With the closure of our retail stores, our e-commerce business experienced a strong increase in net sales for the first half of 2020.  As a result of the pandemic, many schools across the country are beginning the fall semester in a virtual learning environment.  Accordingly, we have experienced a slower start to our back-to-school selling season.  We anticipate the back-to-school demand in 2020 will extend longer than a typical year, where demand is more concentrated over a few weeks.

Gross Profit

Gross profit decreased $123.3 million, or 40.3%, to $182.6 million for the second quarter of 2020, compared to $305.9 million for the second quarter of 2019, primarily as a result of lower net sales reflecting the difficult retail environment driven by the COVID-19 pandemic.  As a percentage of net sales, gross profit decreased to 36.4% for the second quarter of 2020, compared to 40.7% for the second quarter of 2019, primarily reflecting a margin decline at our Famous Footwear segment due to a higher mix of e-commerce sales and the promotional actions taken to drive sales volume and manage inventory levels in this uncertain environment.  Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental shipping and handling required.  The mix of retail versus wholesale net sales increased to 70% and 30% in the second quarter of 2020, compared to 61% and 39%, respectively, in the second quarter of 2019.

Gross profit decreased $281.3 million, or 48.0%, to $304.5 million for the six months ended August 1, 2020, compared to $585.8 million for the six months ended August 3, 2019, primarily reflecting lower net sales and higher incremental cost of goods sold in the first half of 2020 driven by $33.4 million ($25.6 million on an after-tax basis, or $0.71 per diluted share) in inventory markdowns reflecting the difficult retail environment driven by the COVID-19 pandemic and $1.6 million in inventory markdowns related to the decision during the first quarter of 2020 to exit the Fergie brand.  Cost of goods sold in the six months ended August 3, 2019 included $7.2 million related to the amortization of the inventory adjustment required by purchase accounting for our acquisition of Vionic and incremental markdowns related to the Carlos brand exit.  As a percentage of net sales, gross profit decreased to 33.9% for the six months ended August 1, 2020, compared to 41.0% for the six months ended August 3, 2019.  The gross profit rate primarily reflects a decline at the Famous Footwear segment due to the promotional environment and higher e-commerce sales. The mix of retail versus wholesale net sales increased to 63% and 37% in the six months ended August 1, 2020, compared to 60% and 40%, respectively, in the six months ended August 3, 2019.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $66.2 million, or 24.7%, to $201.3 million for the second quarter of 2020, compared to $267.5 million for the second quarter of 2019.  The decrease was primarily driven by lower salaries expense attributable to reductions in our workforce, associate furloughs for a significant portion of our workforce, and salary reductions for most remaining employees throughout the second quarter; lower variable expenses associated with the retail store closures; and lower marketing and logistics expenses.  As a percentage of net sales, selling and administrative expenses increased to 40.1% for the second quarter of 2020, from 35.6% for the second quarter of 2019, reflecting the deleveraging of expenses over a smaller sales base.

Selling and administrative expenses decreased $103.0 million, or 19.5%, to $426.6 million for the six months ended August 1, 2020, compared to $529.6 million for the six months ended August 3, 2019.  The decrease was primarily driven by lower salaries and benefits expense; lower variable expenses associated with the temporary retail store closures; and lower marketing, travel and logistics expenses.  As a percentage of net sales, selling and administrative expenses increased to 47.5% for the six months ended August 1, 2020, from 37.0% for the six months ended August 3, 2019, reflecting the deleveraging of expenses over a smaller sales base.

Impairment of Goodwill and Intangible Assets
During the first quarter of 2020, as a result of the unfavorable business climate and our lower stock price and market capitalization, due in part to the economic impacts of the COVID-19 pandemic, we recorded non-cash impairment charges of $262.7 million ($ 218.5 million on an after-tax basis, or $5.66 per diluted share), including $240.3 million associated with goodwill and $22.4 million associated with the indefinite-lived Allen Edmonds and Via Spiga trademarks.  There were no corresponding charges for the second quarter of 2020 or for the six months ended August 3, 2019.  Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $5.4 million ($4.7 million on an after-tax basis, or $0.13 per diluted share) in the second quarter of 2020, primarily for severance, as well as supplies and deep cleaning of our facilities, driven by the impact of the COVID-19 pandemic on our business operations.  Restructuring and other special charges of $0.6 million ($0.5 million on an after-tax basis, or $0.01 per diluted share) were incurred in the second quarter of 2019 associated with integration-related costs for Vionic.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

We incurred restructuring and other special charges of $65.6 million ($52.5 million on an after-tax basis, or $1.46 per diluted share) for the six months ended August 1, 2020 related to the unfavorable business climate, driven by the impact of the COVID-19 pandemic on our business operations.  These charges were primarily for impairment associated with lease right-of use assets and retail store furniture and fixtures, liabilities associated with factory order cancellations and severance.  Restructuring and other special charges of $1.5 million ($1.1 million on an after-tax basis, or $0.03 per diluted share) were incurred for the six months ended August 3, 2019, associated with the exit of our Carlos brand and integration-related costs for Vionic.  The integration of Vionic is ongoing and additional costs are anticipated during the second half of 2020.  The integration is expected to be complete by the end of our fiscal 2020.  Accordingly, we anticipate additional integration-related costs for the second half of 2020.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

Operating (Loss) Earnings

Operating (loss) earnings decreased $61.9 million to an operating loss of $24.1 million for the second quarter of 2020, compared to operating earnings of $37.8 million for the second quarter of 2019, primarily reflecting lower net sales, partially offset by lower selling and administrative expenses as a result of the actions we took to mitigate the impact of COVID-19 on our financial results.  As a percentage of net sales, the operating loss was 4.8% for the second quarter of 2020, compared to operating earnings of 5.0% for the second quarter of 2019.

Operating (loss) earnings decreased $505.1 million to an operating loss of $450.4 million for the six months ended August 1, 2020, compared to operating earnings of $54.7 million for the six months ended August 3, 2019, primarily reflecting lower net sales and higher impairment and restructuring charges described above.  As a percentage of net sales, the operating loss was 50.1% for the six months ended August 1, 2020, compared to operating earnings of 3.8% for the six months ended August 3, 2019.

Interest Expense, Net

Interest expense, net increased $6.1 million, or 81.2%, to $13.5 million for the second quarter of 2020, compared to $7.4 million for the second quarter of 2019, reflecting the fair value adjustment to the Blowfish Malibu mandatory purchase obligation of $6.6 million in the second quarter of 2020, partially offset by lower average borrowings under our revolving credit agreement.  We continued to repay the incremental borrowings from March 2020 that were used to preserve financial flexibility during the pandemic, with net repayments of $88.5 million during the second quarter of 2020.  Refer to Note 15 to the condensed consolidated financial statements for further discussion regarding the mandatory purchase obligation.

Interest expense, net increased $8.2 million, or 55.2%, to $22.9 million for the six months ended August 1, 2020, compared to $14.7 million for the six months ended August 3, 2019, reflecting the fair value adjustment to the Blowfish Malibu mandatory purchase obligation of $9.8 million in the six months ended August 1, 2020, partially offset by lower average borrowings under our revolving credit agreement.  Refer to Note 15 to the condensed consolidated financial statements for further discussion regarding the mandatory purchase obligation.

Other Income, Net

Other income, net increased $1.0 million, or 38.6%, to $3.7 million for the second quarter of 2020, compared to $2.7 million for the second quarter of 2019, driven by a lower discount rate and a higher expected return on assets for our domestic pension plan.

Other income, net increased $2.1 million, or 37.7%, to $7.3 million for the six months ended August 1, 2020, compared to $5.2 million for the six months ended August 3, 2019 reflecting a higher expected return on assets and lower discount rate on our domestic pension plan.  Refer to Note 13 to the condensed consolidated financial statements for additional information related to our retirement plans.

Income Tax Benefit (Provision)

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 9.4% for the second quarter of 2020, compared to 23.7% for the second quarter of 2019.  Our effective tax rate was impacted by certain discrete tax expenses totaling $2.7 million, including valuation allowances related to certain state and Canada deferred tax assets.  If these discrete tax items had not been recognized during the second quarter of 2020, our effective tax rate would have been 17.3%.  Our tax benefit for the second quarter of 2020 also includes a benefit associated with the CARES Act, which permits the Company to carry back 2020 losses to years with a higher federal tax rate.  There were no discrete tax items recognized during the second quarter of 2019.

For the six months ended August 1, 2020, our consolidated effective tax rate was 19.1%, compared to 24.1% for the six months ended August 3, 2019.  Our effective tax rate was impacted by several discrete tax items, including the non-deductibility of a portion of our intangible asset impairment charges, the provision of a valuation allowance related to certain state and Canada deferred tax assets, and the incremental tax provision related to the vesting of stock awards during the six months ended August 1, 2020, compared to a discrete tax provision of $0.1 million in the six months ended August 3, 2019 related to share-based compensation.  If these discrete tax items had not been recognized during the first half of 2020 and 2019, our effective tax rates would have been 25.0% and 23.9%, respectively.

Net (Loss) Earnings Attributable to Caleres, Inc.

Net losses attributable to Caleres, Inc. were $30.7 million and $376.6 million for the second quarter and six months ended August 1, 2020, respectively, compared to net earnings of $25.3 million and $34.4 million for the second quarter and six months ended August 3, 2019, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$333.9	100.0%	$419.8	100.0%	$525.2	100.0%	$772.0	100.0%
Cost of goods sold	214.7	64.3%	237.5	56.6%	337.0	64.2%	437.0	56.6%
Gross profit	119.2	35.7%	$182.3	43.4%	188.2	35.8%	$335.0	43.4%
Selling and administrative expenses	117.6	35.2%	150.8	35.9%	238.1	45.3%	292.6	37.9%
Restructuring and other special charges, net	0.6	0.2%	—	—	16.6	3.2%	—	—
Operating earnings (loss)	$1.0	0.3%	$31.5	7.5%	$(66.5)	(12.7)%	$42.4	5.5%

Key Metrics
Same-store sales % change	14.7%		1.5%		13.9%		0.4%
Same-store sales $ change	$42.7		$6.3		$64.5		$2.9
Sales change from new and closed stores, net	$(128.5)		$(15.8)		$(311.2)		$(23.3)
Impact of changes in Canadian exchange rate on sales	$(0.1)		$(0.2)		$(0.1)		$(0.5)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$40		$60		$62		$109
Sales per square foot, excluding e-commerce (trailing twelve months)	$176		$219		$176		$219
Square footage (thousand sq. ft.)	6,210		6,427		6,210		6,427

Stores opened	3		3		3		7
Stores closed	1		15		16		26
Ending stores	936		973		936		973

Net Sales

Net sales decreased $85.9 million, or 20.5%, to $333.9 million for the second quarter of 2020, compared to $419.8 million for the second quarter of 2019.  The sales decrease was driven by the temporary closure of all Famous Footwear stores due to the COVID-19 pandemic that continued from the first quarter of 2020.  In mid-May, we began a phased reopening of retail stores in areas where restrictions were relaxed or lifted and by the end of June, substantially all stores were reopened.  Despite the store closures, Famous Footwear continued to serve customers through its e-commerce business, which generated a 148% increase in e-commerce sales for the second quarter of 2020.  We continued to experience strong sales of athletics and casual styles, particularly as the consumer adjusted to their work-from-home environment and limited social gatherings.  As a result of the pandemic, many schools across the country have delayed the start of the school year or are beginning the fall semester in a virtual learning environment.  Accordingly, we have experienced a slower start to our back-to-school selling season.  We anticipate the back-to-school demand in 2020 will extend longer than a typical year, where demand is more concentrated over a few weeks.  We opened three stores and permanently closed one store during the second quarter of 2020, resulting in 936 stores and total square footage of 6.2 million at the end of the second quarter of 2020, compared to 973 stores and total square footage of 6.4 million at the end of the second quarter of 2019.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment's sales, with approximately 79% of our net sales made to program members in the second quarter of 2020, compared to 77% in the second quarter of 2019.

Net sales decreased $246.8 million, or 32.0%, to $525.2 million for the six months ended August 1, 2020, compared to $772.0 million for the six months ended August 3, 2019.  The sales decrease was driven by the same factors described for the second quarter of 2020 above.  We experienced strong growth in our e-commerce business, which increased 111% for the six months ended August 1, 2020.  We opened three stores and permanently closed 16 stores during the six months ended August 1, 2020.

Gross Profit

Gross profit decreased $63.1 million, or 34.6%, to $119.2 million for the second quarter of 2020, compared to $182.3 million for the second quarter of 2019, reflecting the difficult retail environment driven by the COVID-19 pandemic.  As a percentage of net sales, our gross profit decreased to 35.7% for the second quarter of 2020, compared to 43.4% for the second quarter of 2019, driven by increased promotional activity to drive sales volume and higher freight expenses associated with the strong growth in our e-commerce business.

Gross profit decreased $146.8 million, or 43.8%, to $188.2 million for the six months ended August 1, 2020, compared to $335.0 million for the six months ended August 3, 2019 reflecting lower net sales and an incremental $6.0 million in inventory markdowns in the first quarter as a result of the difficult retail environment driven by the COVID-19 pandemic.  As a percentage of net sales, our gross profit decreased to 35.8% for the six months ended August 1, 2020, compared to 43.4% for the six months ended August 3, 2019, driven by the impact of increased promotional activity to drive sales volume, higher freight expenses associated with the growth in e-commerce business and the incremental inventory markdowns.

Selling and Administrative Expenses

Selling and administrative expenses decreased $33.2 million, or 22.0%, to $117.6 million for the second quarter of 2020, compared to $150.8 million for the second quarter of 2019.  The decrease was primarily driven by lower salaries expense attributable to reductions in our workforce, associate furloughs for a significant portion of our retail store workforce during the period of temporary store closures, and salary reductions for most remaining employees throughout the second quarter of 2020.  As a result of our strategic efforts to mitigate the impact of COVID-19, we also reduced expenses related to our retail facilities, as well as marketing and logistics expenses.  As a percentage of net sales, selling and administrative expenses decreased to 35.2% for the second quarter of 2020, compared to 35.9% for the second quarter of 2019.

Selling and administrative expenses decreased $54.5 million, or 18.6%, to $238.1 million for the six months ended August 1, 2020, compared to $292.6 million for the six months ended August 3, 2019.  The decrease was primarily driven by lower salaries expense attributable to the actions we took during the first and second quarters of 2020 to mitigate the impact of COVID-19 during the period of retail store closures, as well as lower variable expenses associated with the temporary retail store closures.  As a percentage of net sales, selling and administrative expenses increased to 45.3% for the six months ended August 1, 2020, compared to 37.9% for the six months ended August 3, 2019.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $0.6 million in the second quarter of 2020, consisting primarily of severance expense.  Restructuring and other special charges were $16.6 million for the six months ended August 1, 2020, consisting primarily of impairment charges on furniture and fixtures in our retail stores and lease right-of-use assets reflecting the impact of COVID-19 on our business operations.  There were no corresponding charges for the three or six months ended August 3, 2019.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings (Loss)

Operating earnings decreased $30.5 million to $1.0 million for the second quarter of 2020, compared to $31.5 million for the second quarter of 2019, reflecting the factors described above.  As a percentage of net sales, operating earnings decreased to 0.3% for the second quarter of 2020, compared to 7.5% for the second quarter of 2019.

Operating (loss) earnings decreased $108.9 million to an operating loss of $66.5 million for the six months ended August 1, 2020, compared to operating earnings of $42.4 million for the six months ended August 3, 2019, reflecting the factors described above.  As a percentage of net sales, the operating loss was 12.7% for the six months ended August 3, 2019, compared to operating earnings of 5.5% for the six months ended August 3, 2019.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$183.6	100.0%	$359.6	100.0%	$400.9	100.0%	$700.6	100.0%
Cost of goods sold	119.6	65.1%	234.8	65.3%	283.5	70.7%	448.9	64.1%
Gross profit	64.0	34.9%	124.8	34.7%	117.4	29.3%	251.7	35.9%
Selling and administrative expenses	73.5	40.1%	110.9	30.8%	166.2	41.5%	224.3	32.0%
Impairment of goodwill and intangible assets	—	—	—	—	262.7	65.5%	—	—
Restructuring and other special charges, net	4.6	2.5%	0.0	0.0%	48.4	12.1%	0.6	0.1%
Operating (loss) earnings	$(14.1)	(7.7)%	$13.9	3.9%	$(359.9)	(89.8)%	$26.8	3.8%

Key Metrics
Direct-to-consumer (% of net sales) (1)	38%		24%		33%		26%
Wholesale/retail sales mix (%)	82%/18%		83%/17%		84%/16%		82%/18%
Change in wholesale net sales ($)	$(146.3)		$59.2		$(237.3)		$123.5
Unfilled order position at end of period	$195.2		$290.1

Same-store sales % change	(24.7)%		(9.3)%		(24.7)%		(8.9)%
Same-store sales $ change	$(8.1)		$(6.0)		$(17.6)		$(11.5)
Sales change from new and closed stores, net	$(21.5)		$1.6		$(44.6)		$0.7
Impact of changes in Canadian exchange rate on retail sales	$(0.1)		$(0.2)		$(0.2)		$(0.6)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$20		$97		$51		$190
Sales per square foot, excluding e-commerce (trailing twelve months)	$251		$398		$251		$398
Square footage (thousands sq. ft.)	355		398		355		398

Stores opened	—		1		—		3
Stores closed	1		—		20		1
Ending stores	202		231		202		231

(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers' websites that we fulfill on a drop-ship basis.

Net Sales

Net sales decreased $176.0 million, or 48.9%, to $183.6 million for the second quarter of 2020, compared to $359.6 million for the second quarter of 2019. The sales decrease was driven by a reduction in wholesale shipments as a result of the temporary store closures of the majority of our wholesale customers during the first half of the second quarter and a shift in timing of the shipments of new orders as customers worked to align their inventory levels to expected consumer demand.  Our retail stores were also temporarily closed through the middle of the second quarter.  E-commerce sales continued to grow as a percentage of the business during the second quarter, and we expect this trend to continue.  Sport and casual footwear were our strongest categories for the second quarter, aligning with the consumer's stay-at-home, work-from-home environment, and we continued to expand our product offerings to capture the recent acceleration in these styles.  We permanently closed one store during the second quarter of 2020, resulting in a total of 202 stores and total square footage of 0.4 million at the end of the second quarter of 2020, compared to 231 stores and total square footage of 0.4 million at the end of the second quarter of 2019.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, decreased to $251 for the twelve months ended August 1, 2020, compared to $398 for the twelve months ended August 3, 2019.

Net sales decreased $299.7 million, or 42.8%, to $400.9 million for the six months ended August 1, 2020, compared to $700.6 million for the six months ended August 3, 2019. The sales decrease was driven by a reduction in wholesale shipments as many of our wholesale customers canceled orders and temporarily closed their stores for several weeks during the first half of 2020.  Our retail stores were also temporarily closed beginning in mid-March, with a phased reopening beginning in mid-May. Substantially all of our stores reopened by the end of June, with the majority of the stores operating at reduced hours.  E-commerce sales continue to grow as a percentage of the business, with strong growth in the first half of 2020 driven by the pandemic.  During the six months ended August 1, 2020, we permanently closed 20 stores.

Our unfilled order position for our wholesale sales decreased $94.9 million, or 32.7%, to $195.2 million at August 1, 2020, compared to $290.1 million at August 3, 2019.  The decrease in our backlog order levels reflects fewer orders from our wholesale customers driven by the economic impact of the COVID-19 pandemic, as well as the ongoing shift to e-commerce shipping directly from us to the consumer either via the retailers' websites or our own.  In addition, many of our wholesale customers canceled orders during the first half of 2020 as a direct result of the pandemic on their business.

Gross Profit

Gross profit decreased $60.8 million, or 48.7%, to $64.0 million for the second quarter of 2020, compared to $124.8 million for the second quarter of 2019, primarily due to lower net sales reflecting the difficult retail environment driven by the COVID-19 pandemic.  As a percentage of net sales, our gross profit increased to 34.9% for the second quarter of 2020, compared to 34.7% for the second quarter of 2019.

Gross profit decreased $134.3 million, or 53.4%, to $117.4 million for the six months ended August 1, 2020, compared to $251.7 million for the six months ended August 3, 2019, primarily reflecting lower net sales and higher incremental cost of goods sold in the six months ended August 1, 2020, driven by $27.5 million in inventory markdowns in the first quarter reflecting the difficult retail environment driven by the COVID-19 pandemic, as well as $1.6 million in inventory markdowns related to the decision during the first quarter of 2020 to exit our Fergie brand.  As a percentage of net sales, our gross profit decreased to 29.3% for the six months ended August 1, 2020, compared to 35.9% for the six months ended August 3, 2019, primarily reflecting the incremental markdowns described above.

Selling and Administrative Expenses

Selling and administrative expenses decreased $37.4 million, or 33.7%, to $73.5 million for the second quarter of 2020, compared to $110.9 million for the second quarter of 2019.  The decrease was primarily driven by lower salaries expense attributable to reductions in force, associate furloughs for a significant portion of our workforce and salary reductions for most remaining employees throughout the second quarter of 2020.  The decrease also reflects lower marketing expense and a decrease in variable expenses as a result of the temporary store closures and declining store base.  As a percentage of net sales, selling and administrative expenses increased to 40.1% for the second quarter of 2020, compared to 30.8% for the second quarter of 2019.

Selling and administrative expenses decreased $58.1 million, or 25.9%, to $166.2 million for the six months ended August 1, 2020, compared to $224.3 million for the six months ended August 3, 2019.  The decrease was primarily driven by lower salaries expense reflecting the strategic actions taken during the first half of 2020 to mitigate the impact of COVID-19, and lower logistics and other variable expenses associated with the retail store closures, including marketing expense.  As a percentage of net sales, selling and administrative expenses increased to 41.5% for the six months ended August 1, 2020, compared to 32.0% for the six months ended August 3, 2019.

Impairment of Goodwill and Intangible Assets
As a result of the deterioration of general economic conditions and the resulting decline in our share price and market capitalization, we incurred impairment charges of $262.7 million during the first quarter of 2020, including $240.3 million associated with goodwill and $22.4 million associated with the indefinite-lived Allen Edmonds and Via Spiga trademarks.  There were no corresponding charges for the  thirteen weeks ended August 1, 2020 or the twenty-six weeks ended August 3, 2019.  Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $4.6 million were recorded during the second quarter of 2020, primarily for severance expense, with no corresponding charges for the second quarter of 2019.  Restructuring and other special charges were $48.4 million for the six months ended August 1, 2020, reflecting expenses associated with the impact of COVID-19 on our business operations, primarily impairment charges on store furniture and fixtures and lease right-of-use assets, liabilities due to our factories for order cancellations and severance expense.  Restructuring and other special charges were $0.6 million for the six months ended August 3, 2019, primarily related to the integration of Vionic.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating (Loss) Earnings

Operating (loss) earnings decreased $28.0 million to an operating loss of $14.1 million for the second quarter of 2020, compared to operating earnings of $13.9 million for the second quarter of 2019 as a result of the factors described above.  As a percentage of net sales, the operating loss was 7.7% for the second quarter of 2020, compared to operating earnings of 3.9% in the second quarter of 2019.

Operating (loss) earnings decreased $386.7 million to an operating loss of $359.9 million for the six months ended August 1, 2020, compared to operating earnings of $26.8 million for the six months ended August 3, 2019 as a result of the factors described above.  As a percentage of net sales, the operating loss was 89.8% for the six months ended August 1, 2020, compared to operating earnings of 3.8% in the six months ended August 3, 2019.

ELIMINATIONS AND OTHER
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
($ millions)		% of Net Sales		% of Net Sales		% of Net Sales		% of Net Sales
Operating Results
Net sales	$(16.1)	100.0%	$(26.9)	100.0%	$(27.4)	100.0%	$(42.4)	100.0%
Cost of goods sold	(15.6)	96.7%	(25.7)	95.6%	(26.3)	95.9%	(41.5)	97.8%
Gross profit	(0.5)	3.3%	(1.2)	4.4%	(1.1)	4.1%	(0.9)	2.2%
Selling and administrative expenses	10.3	(63.7)%	5.8	(21.8)%	22.3	(81.1)%	12.8	(30.0)%
Restructuring and other special charges, net	0.3	(1.7)%	0.6	(2.2)%	0.6	(2.3)%	0.8	(2.0)%
Operating loss	$(11.1)	68.7%	$(7.6)	28.4%	$(24.0)	87.5%	$(14.5)	34.2%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $16.1 million for the second quarter of 2020 is $10.8 million, or 40.2%, lower than the second quarter of 2019.  The net sales elimination of $27.4 million for the six months ended August 1, 2020 is $15.0 million, or 35.3%, lower than the six months ended August 3, 2019. Both net sales elimination decreases reflect a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $4.5 million, or 75.4%, to $10.3 million in the second quarter of 2020, compared to $5.8 million for the second quarter of 2019.  The increase was primarily driven by lower income from our cash-equivalent restricted stock units granted to directors, reflecting a smaller decline in the stock price compared to the second quarter of 2019.  Selling and administrative expenses increased $9.5 million, or 74.3%, to $22.3 million in the six months ended August 1, 2020, compared to $12.8 million for the six months ended August 3, 2019.  The increase was primarily driven by higher consulting expenses.

Restructuring and other special charges of $0.3 million and $0.6 million for the three and six months ended August 1, 2020, respectively, were comprised primarily of expenses associated with employee reductions as we sought to minimize our expense structure during the COVID-19 pandemic combined with incremental expenses associated with deep cleaning our facilities and related supplies.  During the three and six months ended August 3, 2019, restructuring and other special charges of $0.6 million and $0.8 million, respectively, were incurred for Vionic integration-related costs.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	August 1, 2020	August 3, 2019	February 1, 2020
Borrowings under revolving credit agreement	$350.0	$300.0	$275.0
Long-term debt	198.6	198.2	198.4
Total debt	$548.6	$498.2	$473.4

Total debt obligations of $548.6 million at August 1, 2020 increased $50.4 million, from $498.2 million at August 3, 2019, and increased $75.2 million, from $473.4 million at February 1, 2020. The increases from both August 3, 2019 and February 1, 2020 reflect net borrowings under our Credit Agreement taken as a precautionary measure during the first quarter of 2020 to increase our cash position and preserve financial flexibility given the uncertainty of the impact of COVID-19 on our business and the timing of recovery of the retail environment once all of our retail stores are reopened.  Net interest expense for the second quarter of 2020 increased $6.1 million to $13.5 million, compared to $7.4 million for the second quarter of 2020.  The increase is primarily attributable to the fair value adjustment for the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 15 to the condensed consolidated financial statements, partially offset by lower average borrowings under our revolving credit agreement.

Credit Agreement

As further discussed in Note 10, the Company maintains a revolving credit facility for working capital needs.  On April 14, 2020, we entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement ("Amendment") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million.  Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 1.0% imposed by the Amendment) or the prime rate, plus a spread.  The Amendment increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.  At August 1, 2020, we had $350.0 million in borrowings and $11.1 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $166.6 million at August 1, 2020.  We were in compliance with all covenants and restrictions under the Credit Agreement as of August 1, 2020.

$200 Million Senior Notes

On July 27, 2015, we issued $200.0 million aggregate principal amount of Senior Notes due on August 15, 2023 (the "Senior Notes").  The Senior Notes bear interest at 6.25%, which is payable on February 15 and August 15 of each year.  We may redeem some or all of the Senior Notes at various redemption prices.  The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of August 1, 2020, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Supplemental Guarantor Financial Information

The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of its existing and future subsidiaries that are guarantors under the Company's revolving credit facility ("Credit Agreement").  The guarantors are 100% owned by Caleres, Inc. ("Parent").  On October 31, 2018, Vionic was joined to the Credit Agreement as a guarantor.  After giving effect to the joinder, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Credit Agreement.  During the second quarter of 2020, we adopted SEC Release No. 33-10762 and Release No. 34-88307, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities, as further discussed in Note 2 to the condensed consolidated financial statements.  The following tables present summarized financial information for the Parent and guarantors on a combined basis after elimination of intercompany transactions between entities and amounts related to investments in any subsidiary that is a non-guarantor:

($ millions)	August 1, 2020	February 1, 2020
Current assets	$847.5	$783.6
Non-current assets	1,092.3	1,402.4
Current liabilities	950.2	781.8
Non-current liabilities	823.4	901.8

Twenty-Six Weeks Ended
($ millions)	August 1, 2020
Net sales (1)	$825.3
Gross profit	278.0
Operating loss	(403.9)
Net loss	(336.3)
Net loss attributable to Caleres, Inc.	(336.3)

(1) Intercompany activity with the non-guarantor entities for the twenty-six weeks ended August 1, 2020 was not material.

Working Capital and Cash Flow

	Twenty-Six Weeks Ended
($ millions)	August 1, 2020	August 3, 2019	Change
Net cash provided by operating activities	$67.5	$116.6	$(49.1)
Net cash used for investing activities	(8.6)	(30.2)	21.6
Net cash provided by (used for) financing activities	44.5	(74.0)	118.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	(0.2)
Increase in cash and cash equivalents	$103.3	$12.4	$90.9

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $49.1 million lower in the six months ended August 1, 2020 as compared to the six months ended August 3, 2019, primarily reflecting the following factors:

•	A smaller increase in trade accounts payable in the six months ended August 1, 2020, compared to the six months ended August 3, 2019; and
•	A decrease in net earnings, after consideration of non-cash items, in the six months ended August 1, 2020, compared to the comparable period in 2019; partially offset by
•	A decrease in inventory for the six months ended August 1, 2020, compared to an increase in the six months ended August 3, 2019, due in part to our disciplined management of inventory during the pandemic.

Cash used for investing activities was $21.6 million lower in the six months ended August 1, 2020 as compared to the six months ended August 3, 2019, reflecting lower capital expenditures in the six months ended August 1, 2020 as a result of the steps we took to reduce and/or defer capital expenditures to preserve financial flexibility during the pandemic.  In 2020, we expect to reduce our purchases of property and equipment and capitalized software to between $15 million and $25 million, as compared to $50.2 million in 2019.  However, we may consider further reductions in capital expenditures for 2020, depending on the duration and severity of the impact of the COVID-19 pandemic on our business and financial results.

Cash provided by financing activities was $118.5 million higher for the six months ended August 1, 2020 as compared to the six months ended August 3, 2019, primarily due to $75.0 million of net borrowings under our revolving credit agreement in the six months ended August 1, 2020, compared to net repayments of $35.0 million in the comparable period in 2019.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 1, 2020	August 3, 2019	February 1, 2020
Working capital ($ millions) (1)	$(87.9)	$(28.3)	$31.3
Current ratio (2)	0.91:1	0.97:1	1.04:1
Debt-to-capital ratio (3)	69.1%	44.4%	42.2%

(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)

The debt-to-capital ratio has been computed by dividing total debt by total capitalization.  Total debt is defined as long-term debt and borrowings under the Credit Agreement.  Total capitalization is defined as total debt and total equity.

Working capital at August 1, 2020 was a deficit of $87.9 million, which was $59.6 million and $119.2 million lower than at August 3, 2019 and February 1, 2020, respectively.  Our current ratio was 0.91 to 1 as of August 1, 2020, compared to 0.97 to 1 at August 3, 2019 and 1.04:1 at February 1, 2020. The decrease in both working capital and the current ratio from August 3, 2019 and February 1, 2020 primarily reflects lower inventories driven by disciplined inventory management during the first half of 2020, as well as higher current lease obligations.  Our debt-to-capital ratio was 69.1% as of August 1, 2020, compared to 44.4% as of August 3, 2019 and 42.2% at February 1, 2020.  The increase in our debt-to-capital ratio from August 3, 2019 and February 1, 2020 primarily reflects lower shareholders' equity due to the impact of the net loss in the first half of 2020 and higher borrowings on our revolving credit facility.  Our liquidity ratios reflect higher borrowings under our revolving credit agreement, which we expect to continue to repay during the second half of 2020.  However, the Credit Agreement provides liquidity through January 18, 2024.  We believe our current cash flows from operations, as well as more than $166 million in borrowing availability under the Credit Agreement, provide ample liquidity to meet the Company's needs for the foreseeable future.

We declared and paid dividends of $0.07 per share in both the second quarter of 2020 and 2019.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

As discussed above, as a precautionary measure to increase our cash position and preserve financial flexibility given the uncertainty of the COVID-19 pandemic on our operations, we expanded the borrowing capacity on our Credit Agreement in April 2020. We have also focused on managing costs, reducing both capital expenditures and inventory levels. We anticipate that our solid financial position will allow us to make continued progress towards repaying our outstanding borrowings under our Credit Agreement.

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

During the first half of 2020, we deferred certain vendor and landlord payments, as discussed in Note 9 to the condensed consolidated financial statements, and as of August 1, 2020, we have accrued liabilities for factory order cancellations, as further described in Note 5 to the condensed consolidated financial statements.  These obligations are expected to be settled within the next year.  Except for these items and changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, changes in borrowings under our revolving credit agreement, changes in the mandatory purchase obligation associated with the acquisition of Blowfish Malibu and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to the contractual obligations identified in our Annual Report on Form 10-K for the year ended February 1, 2020.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 1, 2020, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2020:

Fiscal Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)

May 3, 2020 - May 30, 2020	561,709	$6.76	561,709	3,481,014

May 31, 2020 - July 4, 2020	537,586	8.27	529,525	2,951,489

July 5, 2020 - August 1, 2020	300,000	7.46	300,000	2,651,489

Total	1,399,295	$7.49	1,391,234	2,651,489

(1)

Includes shares purchased as part of our publicly announced stock repurchase programs and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.

(2)

On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the repurchase of 2,500,000 shares of our outstanding common stock.  In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of an additional 5,000,000 shares of our outstanding common stock.  We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Under these plans, the Company repurchased 1,391,234 and 2,902,122 shares during the thirteen and twenty-six weeks ended August 1, 2020, respectively.  During the thirteen and twenty-six weeks ended August 3, 2019, the Company repurchased 1,530,478 shares.  As of August 1, 2020, there were 2,651,489 shares authorized to be repurchased under the repurchase programs.  Our repurchases of common stock are limited under our debt agreements.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed May 29, 2020.
3.2		Bylaws of the Company as amended through May 28, 2020, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 29, 2020.
22	†	List of Guarantor Subsidiaries
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH 101.CAL 101.LAB 101.PRE 101.DEF	† † † † †

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

CALERES, INC.

Date: September 9, 2020	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer