Form 10-Q
period 2020-10-31
CALERES INC
filed 2020-12-09
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 31, 2020

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of November 27, 2020, 37,906,760 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($thousands)	October 31, 2020	November 2, 2019	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$124,330	$52,502	$45,218
Receivables, net	141,059	156,253	162,181
Inventories, net	507,365	644,646	618,406
Income taxes	53,888	2,271	6,189
Prepaid expenses and other current assets	45,513	45,974	50,305
Total current assets	872,155	901,646	882,299

Other assets	97,050	92,214	89,389
Goodwill	4,956	245,275	245,275
Intangible assets, net	262,118	297,570	294,304
Lease right-of-use assets	601,574	704,244	695,594
Property and equipment	562,003	591,370	593,979
Allowance for depreciation	(372,796)	(361,109)	(369,133)
Property and equipment, net	189,207	230,261	224,846
Total assets	$2,027,060	$2,471,210	$2,431,707

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$300,000	$295,000	$275,000
Mandatory purchase obligation	30,146	—	—
Trade accounts payable	285,582	275,699	267,018
Income taxes	7,053	13,979	7,186
Lease obligations	156,200	144,501	127,869
Other accrued expenses	180,927	165,051	173,877
Total current liabilities	959,908	894,230	850,950

Other liabilities:
Noncurrent lease obligations	556,343	629,731	629,032
Long-term debt	198,736	198,276	198,391
Income taxes	7,786	7,786	7,786
Other liabilities	42,632	87,837	96,418
Total other liabilities	805,497	923,630	931,627

Equity:
Common stock	379	406	404
Additional paid-in capital	159,327	152,214	153,489
Accumulated other comprehensive loss	(31,184)	(30,318)	(31,843)
Retained earnings	128,149	528,538	523,900
Total Caleres, Inc. shareholders’ equity	256,671	650,840	645,950
Noncontrolling interests	4,984	2,510	3,180
Total equity	261,655	653,350	649,130
Total liabilities and equity	$2,027,060	$2,471,210	$2,431,707

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($thousands, except per share amounts)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$647,480	$792,375	$1,546,111	$2,222,614
Cost of goods sold	390,508	472,605	984,621	1,317,064
Gross profit	256,972	319,770	561,490	905,550
Selling and administrative expenses	236,901	275,330	663,425	804,972
Impairment of goodwill and intangible assets	—	—	262,719	—
Restructuring and other special charges, net	—	969	65,625	2,434
Operating earnings (loss)	20,071	43,471	(430,279)	98,144
Interest expense, net	(10,881)	(10,559)	(33,747)	(25,288)
Other income, net	5,461	2,633	12,718	7,902
Earnings (loss) before income taxes	14,651	35,545	(451,308)	80,758
Income tax benefit (provision)	275	(7,784)	89,393	(18,685)
Net earnings (loss)	14,926	27,761	(361,915)	62,073
Net earnings (loss) attributable to noncontrolling interests	509	(226)	223	(338)
Net earnings (loss) attributable to Caleres, Inc.	$14,417	$27,987	$(362,138)	$62,411

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.38	$0.69	$(9.67)	$1.51

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.38	$0.69	$(9.67)	$1.51

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net earnings (loss)	$14,926	$27,761	$(361,915)	$62,073
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	401	582	(409)	(397)
Pension and other postretirement benefits adjustments	(67)	429	1,057	1,285
Derivative financial instruments	—	63	92	361
Other comprehensive income, net of tax	334	1,074	740	1,249
Comprehensive income (loss)	15,260	28,835	(361,175)	63,322
Comprehensive income (loss) attributable to noncontrolling interests	590	(239)	304	(372)
Comprehensive income (loss) attributable to Caleres, Inc.	$14,670	$29,074	$(361,479)	$63,694

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-Nine Weeks Ended
($thousands)	October 31, 2020	November 2, 2019
Operating Activities
Net (loss) earnings	$(361,915)	$62,073
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	31,923	34,312
Amortization of capitalized software	4,410	4,910
Amortization of intangible assets	9,786	9,790
Amortization of debt issuance costs and debt discount	1,016	979
Fair value adjustments to mandatory purchase obligation	14,946	4,410
Share-based compensation expense	6,920	8,933
Loss on disposal of property and equipment	848	874
Impairment charges for property, equipment, and lease right-of-use assets	35,620	5,105
Impairment of goodwill and intangible assets	262,719	—
Provision for expected credit losses	10,663	728
Changes in operating assets and liabilities:
Receivables	8,313	34,740
Inventories	110,954	37,482
Prepaid expenses and other current and noncurrent assets	(60,300)	(7,819)
Trade accounts payable	18,592	(37,537)
Accrued expenses and other liabilities	55,345	(25,627)
Income taxes, net	(47,833)	12,470
Other, net	(241)	(86)
Net cash provided by operating activities	101,766	145,737

Investing Activities
Purchases of property and equipment	(12,016)	(37,354)
Disposals of property and equipment	—	636
Capitalized software	(3,525)	(4,893)
Net cash used for investing activities	(15,541)	(41,611)

Financing Activities
Borrowings under revolving credit agreement	340,500	237,000
Repayments under revolving credit agreement	(315,500)	(277,000)
Dividends paid	(8,148)	(8,631)
Acquisition of treasury stock	(23,348)	(31,168)
Issuance of common stock under share-based plans, net	(1,078)	(2,605)
Contributions by noncontrolling interests	1,500	1,500
Other	(980)	(1,022)
Net cash used for financing activities	(7,054)	(81,926)
Effect of exchange rate changes on cash and cash equivalents	(59)	102
Increase in cash and cash equivalents	79,112	22,302
Cash and cash equivalents at beginning of period	45,218	30,200
Cash and cash equivalents at end of period	$124,330	$52,502

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE AUGUST 1, 2020	37,912,156	$379	$156,913	$(31,437)	$116,385	$242,240	$2,894	$245,134
Net (loss) earnings					14,417	14,417	509	14,926
Foreign currency translation adjustment				320		320	81	401
Pension and other postretirement benefits adjustments, net of tax of $44				(67)		(67)		(67)
Comprehensive income (loss)				253	14,417	14,670	590	15,260
Contributions by noncontrolling interests						—	1,500	1,500
Dividends ($0.07 per share)					(2,653)	(2,653)		(2,653)
Issuance of common stock under share-based plans, net	32,018	0	(104)			(104)		(104)
Share-based compensation expense			2,518			2,518		2,518
BALANCE OCTOBER 31, 2020	37,944,174	$379	$159,327	$(31,184)	$128,149	$256,671	$4,984	$261,655

BALANCE AUGUST 3, 2019	40,720,927	$407	$149,881	$(31,405)	$504,546	$623,429	$1,249	$624,678
Net earnings (loss)					27,987	27,987	(226)	27,761
Foreign currency translation adjustment				595		595	(13)	582
Unrealized gain on derivative financial instruments, net of tax of $4				63		63		63
Pension and other postretirement benefits adjustments, net of tax of $149				429		429		429
Comprehensive income (loss)				1,087	27,987	29,074	(239)	28,835
Contributions by noncontrolling interests							1,500	1,500
Dividends ($0.07 per share)					(2,823)	(2,823)		(2,823)
Acquisition of treasury stock	(58,263)	(1)			(1,172)	(1,173)		(1,173)
Issuance of common stock under share-based plans, net	(69,377)	(0)	(58)			(58)		(58)
Share-based compensation expense			2,391			2,391		2,391
BALANCE NOVEMBER 2, 2019	40,593,287	$406	$152,214	$(30,318)	$528,538	$650,840	$2,510	$653,350

				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE AS OF FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130
Net loss					(362,138)	(362,138)	223	(361,915)
Foreign currency translation adjustment				(490)		(490)	81	(409)
Unrealized gain on derivative financial instruments, net of tax of $31				92		92		92
Pension and other postretirement benefits adjustments, net of tax of $336				1,057		1,057		1,057
Comprehensive income (loss)				659	(362,138)	(361,479)	304	(361,175)
Contributions by noncontrolling interests						—	1,500	1,500
Dividends ($0.21 per share)					(8,148)	(8,148)		(8,148)
Acquisition of treasury stock	(2,902,122)	(29)			(23,319)	(23,348)		(23,348)
Issuance of common stock under share-based plans, net	449,539	4	(1,082)			(1,078)		(1,078)
Cumulative-effect adjustment from adoption of ASC 326					(2,146)	(2,146)		(2,146)
Share-based compensation expense			6,920			6,920		6,920
BALANCE OCTOBER 31, 2020	37,944,174	$379	$159,327	$(31,184)	$128,149	$256,671	$4,984	$261,655

BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435
Net earnings (loss)					62,411	62,411	(338)	62,073
Foreign currency translation adjustment				(363)		(363)	(34)	(397)
Unrealized loss on derivative financial instruments, net of tax of $83				361		361		361
Pension and other postretirement benefits adjustments, net of tax of $448				1,285		1,285		1,285
Comprehensive income (loss)				1,283	62,411	63,694	(372)	63,322
Contributions by noncontrolling interests						—	1,500	1,500
Dividends ($0.21 per share)					(8,631)	(8,631)		(8,631)
Acquisition of treasury stock	(1,588,741)	(16)			(31,152)	(31,168)		(31,168)
Issuance of common stock under share-based plans, net	295,466	3	(2,608)			(2,605)		(2,605)
Cumulative-effect adjustment from adoption of ASC 842					(13,436)	(13,436)		(13,436)
Share-based compensation expense			8,933			8,933		8,933
BALANCE NOVEMBER 2, 2019	40,593,287	$406	$152,214	$(30,318)	$528,538	$650,840	$2,510	$653,350

CALERES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations, comprehensive income and cash flows of Caleres, Inc. ("the Company"). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s consolidated financial position, results of operations, comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

The Company’s business is seasonal in nature due to consumer spending patterns, with higher back-to-school and holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company’s earnings for the year. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole, particularly given the impact of the coronavirus pandemic on the results of operations for the thirteen and thirty-nine weeks ended October 31, 2020, as further discussed below.

Certain prior period amounts in the condensed consolidated financial statements and footnotes have been reclassified to conform to the current period presentation. These reclassifications did not affect net (loss) earnings attributable to Caleres, Inc.

The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.

COVID-19 Pandemic

The United States and global economies continue to be adversely affected by the coronavirus (“COVID-19”) pandemic.  Although the Company has reopened all retail stores from the temporary store closures in the first half of 2020, the Company’s financial results continue to be negatively impacted by COVID-19.  Many of the retail stores have reduced operating hours and have experienced declines in foot traffic with stay-at-home orders and other government mandates, which has resulted in lower sales, despite the e-commerce business experiencing robust growth during this time.  In addition, a small number of stores have temporarily closed again due to local government mandates.

The Company has taken decisive actions to manage its resources conservatively to mitigate the adverse impact of the pandemic. These actions included reductions in the workforce, associate furloughs for a significant portion of the workforce, and reductions in salary for most remaining associates through the end of the second quarter, as well as a reduction in the cash retainers for the Board of Directors through the end of the fiscal year; reducing inventory purchases; reducing marketing expenses; and minimizing costs associated with the closed retail facilities. In addition, as a precautionary measure to increase its cash position and preserve financial flexibility given the uncertainty in the United States and global markets resulting from COVID-19, the Company increased the borrowings on its revolving credit facility in March 2020 to $440.0 million. In April, the Company entered into an amendment to its Fourth Amended and Restated Credit Agreement to increase its borrowing capacity, as further discussed in Note 10 to the condensed consolidated financial statements. During the third quarter of 2020, the Company continued to repay the incremental borrowings from March, with total net repayments of $138.5 million since the end of the first quarter of 2020.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted. The CARES Act includes a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022. As of October 31, 2020, the Company has deferred approximately $7.0 million of employer social security payroll taxes, which are recorded in other liabilities on the condensed consolidated balance sheets. In addition, the CARES Act permits the carryback of certain current operating losses to prior years. As discussed in Note 16 to the condensed consolidated financial statements, this carryback provision resulted in approximately $6.6 million of incremental tax benefit, as current year losses are expected to be carried back to years with a higher federal corporate tax rate.

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  The Company consolidates CLT into its consolidated financial statements.  Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to Brand Investment Holding equity.  Transactions between the Company and the joint venture have been eliminated in the consolidated financial statements.  During both the thirty-nine weeks ended October 31, 2020 and November 2, 2019, CLT was funded with $3.0 million in capital contributions, including $1.5 million from the Company and $1.5 million from Brand Investment Holding.  Net sales and operating earnings were immaterial during the thirty-nine weeks ended October 31, 2020 and November 2, 2019.

Note 2    Impact of New Accounting Pronouncements

Impact of Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The Company adopted the ASU in the first quarter of 2020 on a modified retrospective basis. Upon adoption, the Company recorded a cumulative-effect adjustment to retained earnings of $2.1 million, net of $0.4 million in deferred taxes. The Company recorded a provision for expected credit losses of $10.7 million during the thirty-nine weeks ended October 31, 2020, primarily as a result of the COVID-19 pandemic and deteriorating financial conditions at several of the Company’s wholesale customers.

The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirty-nine weeks ended October 31, 2020:

($ thousands)
Balance at February 1, 2020	$1,813
Adjustment upon adoption of ASU 2016-13	2,521
Provision for expected credit losses	10,663
Uncollectible accounts written off, net of recoveries	221
Balance at October 31, 2020	$15,218

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures. The Company adopted the ASU during the first quarter of 2020, which did not have a material impact on the Company’s financial statement disclosures. Refer to Note 15 to the condensed consolidated financial statements for detail regarding the Company’s fair value measurements.

In March 2020, the SEC issued SEC Release No. 33-10762, Financial Disclosures about Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, which is effective for filings on or after January 4, 2021, with early application permitted.  The final rule amends the disclosure requirements in SEC Regulation S-X, Rule 3-10, which required entities to separately present financial statements for subsidiary issuers and guarantors of registered debt securities unless certain exceptions are met. The rule permits entities to provide summarized financial information of the parent company and its issuers and guarantors on a combined basis in either a note to the financial statements or in management’s discussion and analysis. The Company adopted the rule during the second quarter of 2020 and elected to provide the summarized financial information in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In October 2020, the FASB issued ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762, to reflect the new disclosure requirements in the FASB Accounting Standards Codification.

In April 2020, the FASB issued interpretive guidance indicating that entities may elect not to evaluate whether a concession provided by lessors is a lease modification. Under existing lease guidance, an entity would be required to determine if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if the concession was under the enforceable rights and obligations that existed in the original lease, which would be accounted for outside the lease modification framework. The FASB guidance provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. The Company has elected to treat lease concessions as variable rent. Accordingly, $1.7 million and $3.7 million in lease concessions for the thirteen and thirty-nine weeks ended, respectively, were recorded as a reduction of rent expense within selling and administrative expenses in the condensed consolidated statements of earnings (loss). Refer to Note 9 to the condensed consolidated financial statements for further discussion regarding the Company’s leases.

Impact of Prospective Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20), Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance changes the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans, eliminating the requirements for certain disclosures that are no longer considered cost beneficial and requiring new disclosures that the FASB considers pertinent. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2018-14 is not expected to have a material impact on the Company’s financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of franchise taxes. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended October 31, 2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores (2)	$325,501	$14,291	$—	$339,792
Landed wholesale - e-commerce (1)	—	42,001	—	42,001
Landed wholesale - e-commerce - drop ship (1) (2)	—	21,256	—	21,256
Landed wholesale - other	—	136,627	(11,813)	124,814
First-cost wholesale	—	15,368	—	15,368
First-cost wholesale - e-commerce (1) (2)	—	99	—	99
E-commerce - Company websites (1) (2)	66,058	35,100	—	101,158
Licensing and royalty	—	2,809	—	2,809
Other (3)	147	36	—	183
Net sales	$391,706	$267,587	$(11,813)	$647,480

	Thirteen Weeks Ended November 2, 2019
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores (2)	$401,943	$40,621	$—	$442,564
Landed wholesale - e-commerce (1)	—	27,304	—	27,304
Landed wholesale - e-commerce - drop ship (1) (2)	—	58,653	—	58,653
Landed wholesale - other	—	177,146	(14,071)	163,075
First-cost wholesale	—	16,124	—	16,124
First-cost wholesale - e-commerce (1) (2)	—	354	—	354
E-commerce - Company websites (1) (2)	44,489	36,692	—	81,181
Licensing and royalty	—	2,908	—	2,908
Other (3)	151	61	—	212
Net sales	$446,583	$359,863	$(14,071)	$792,375

	Thirty-Nine Weeks Ended October 31, 2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores (2)	$712,761	$33,173	$—	$745,934
Landed wholesale - e-commerce (1)	—	91,477	—	91,477
Landed wholesale - e-commerce - drop ship (1) (2)	—	61,235	—	61,235
Landed wholesale - other	—	327,322	(39,229)	288,093
First-cost wholesale	—	39,139	—	39,139
First-cost wholesale - e-commerce (1) (2)	—	601	—	601
E-commerce - Company websites (1) (2)	203,888	108,926	—	312,814
Licensing and royalty	—	6,463	—	6,463
Other (3)	244	111	—	355
Net sales	$916,893	$668,447	$(39,229)	$1,546,111

	Thirty-Nine Weeks Ended November 2, 2019
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores (2)	$1,108,200	$115,819	$—	$1,224,019
Landed wholesale - e-commerce (1)	—	64,182	—	64,182
Landed wholesale - e-commerce - drop ship (1) (2)	—	148,745	—	148,745
Landed wholesale - other	—	549,321	(56,463)	492,858
First-cost wholesale	—	66,826	—	66,826
First-cost wholesale - e-commerce (1) (2)	—	1,528	—	1,528
E-commerce - Company websites (1) (2)	109,954	102,637	—	212,591
Licensing and royalty	—	11,234	—	11,234
Other (3)	435	196	—	631
Net sales	$1,218,589	$1,060,488	$(56,463)	$2,222,614
(1)	Collectively referred to as "e-commerce" below
(2)	Collectively referred to as “Direct-to-consumer”
(3)	Includes breakage revenue from unredeemed gift cards

Retail stores

Traditionally, the majority of the Company’s revenue is generated from retail sales where control is transferred and revenue is recognized at the point of sale. Retail sales are recorded net of estimated returns and exclude sales tax. The Company records a returns reserve and a corresponding return asset for expected returns of merchandise.

Retail sales to members of the Company’s loyalty programs, including the Famously You Rewards program, include two performance obligations: the sale of merchandise and the delivery of points that may be redeemed for future purchases. The transaction price is allocated to the separate performance obligations based on the relative stand-alone selling price. The stand-alone selling price for the points is estimated using the retail value of the merchandise earned, adjusted for estimated breakage based upon historical redemption patterns. The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired.

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

E-commerce

The Company also generates revenue from sales on websites maintained by the Company that are shipped from the Company’s distribution centers or retail stores directly to the consumer, picked up directly by the consumer from the Company’s stores and e-commerce sales from the Company’s wholesale customers’ websites that are fulfilled on a drop-ship or first-cost basis (collectively referred to as "e-commerce"). The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

Licensing and royalty

The Company has license agreements with third parties allowing them to sell the Company’s branded product, or other merchandise that uses the Company’s owned or licensed brand names. These license agreements provide the licensee access to the Company’s symbolic intellectual property, and revenue is therefore recognized over the license term. For royalty contracts that do not have guaranteed minimums, the Company recognizes revenue as the licensee’s sales occur. For royalty contracts that have guaranteed minimums, revenue for the guaranteed minimum is recognized on a straight-line basis during the term, until such time that the cumulative royalties exceed the total minimum guarantee. Up-front payments are recognized over the contractual term to which the guaranteed minimum relates.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	October 31, 2020	November 2, 2019	February 1, 2020
Customer allowances and discounts	$22,182	$25,762	$26,200
Loyalty programs liability	14,634	17,274	16,405
Returns reserve	14,889	15,040	14,033
Gift card liability	4,909	4,794	5,742

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented. In addition, during the thirty-nine weeks ended October 31, 2020, the loyalty programs liability increased $20.7 million due to points and material rights accrued for purchases and decreased $22.5 million due to expirations and redemptions. During the thirty-nine weeks ended November 2, 2019, the loyalty programs liability increased $24.2 million due to points and material rights accrued for purchases and decreased $21.6 million due to expirations and redemptions.

Note 4    Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders for the periods ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

NUMERATOR
Net earnings (loss)	$14,926	$27,761	$(361,915)	$62,073
Net (earnings) loss attributable to noncontrolling interests	(509)	226	(223)	338
Net earnings allocated to participating securities	(512)	(946)	—	(2,042)
Net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities	$13,905	$27,041	$(362,138)	$60,369

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	36,554	39,258	37,439	39,983
Dilutive effect of share-based awards	176	55	—	57
Denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	36,730	39,313	37,439	40,040

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.38	$0.69	$(9.67)	$1.51

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.38	$0.69	$(9.67)	$1.51

Options to purchase 24,667 shares of common stock for both the thirteen and thirty-nine weeks ended October 31, 2020, were not included in the denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive. Options to purchase 16,667 shares of common stock were excluded from the denominator for both the thirteen and thirty-nine weeks ended November 2, 2019.

During the thirteen weeks ended October 31, 2020 and November 2, 2019, the Company repurchased zero and 58,263 shares, respectively, under the 2018 and 2019 publicly announced share repurchase programs, which permits repurchases of up to 2.5 million and 5.0 million shares, respectively.  The Company repurchased 2,902,122 and 1,588,741 shares during the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.  Refer to further discussion in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Note 5    Restructuring and Other Special Charges

Blowfish Mandatory Purchase Obligation

In 2018, the Company acquired a controlling interest in Blowfish Malibu.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation, which will be paid upon settlement during the third quarter of 2021.  Accretion and remeasurement adjustments on the mandatory purchase obligation are being recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $5.1 million ($3.8 million on an after-tax basis, or $0.10 per diluted share) and $14.9 million ($11.1 million on an after-tax basis, or $0.30 per diluted share) for the thirteen and thirty-nine weeks ended October 31, 2020, respectively.  The fair value adjustment totaled $3.9 million ($2.9 million on an after-tax basis, or $0.07 per diluted share) in the thirteen and thirty-nine weeks ended November 2, 2019.  Refer to further discussion regarding the mandatory purchase obligation in Note 15 to the condensed consolidated financial statements.

COVID-19-Related Expenses

The Company incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business, totaling $99.0 million ($78.0 million on an after-tax basis, or $2.08 per diluted share) during the thirty-nine weeks ended October 31, 2020.  These costs included non-cash impairment of property and equipment and lease right-of-use assets, inventory markdowns, employee severance and other identified expenses that were specific to the impact of COVID-19 on the Company’s operations.  Of the $99.0 million in charges, $65.6 million is presented as restructuring and other special charges, net and $33.4 million is reflected as cost of goods sold in the condensed consolidated statements of earnings (loss).   Of the $65.6 million reflected as restructuring and other special charges, $48.4 million is reflected in the Brand Portfolio segment, $16.6 million is reflected in the Famous Footwear segment and $0.6 million is reflected within the Eliminations and Other category.  The $33.4 million reflected as cost of goods sold represents inventory markdowns, of which $27.4 million is reflected in the Brand Portfolio segment and $6.0 million is reflected in the Famous Footwear segment.  There were no corresponding charges for the thirteen weeks ended October 31, 2020.  Refer to Note 9 to the condensed consolidated financial statements for additional information regarding the impact of COVID-19 on the Company’s leases.

Impairment of Goodwill and Intangible Assets

During the first quarter of 2020, the Company recorded non-cash impairment charges totaling $262.7 million ($218.5 million on an after-tax basis, or $5.84 per diluted share), including $240.3 million of impairment associated with the Company’s goodwill and $22.4 million associated with indefinite-lived trademarks.  All of the charges are reflected in the Brand Portfolio segment.  Refer to further discussion in Note 8 to the condensed consolidated financial statements.

Brand Exits

During the first quarter of 2020, the Company incurred costs of $1.6 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) related to the decision to exit the Fergie brand.  These charges represent inventory markdowns required to reduce the value of inventory to net realizable value and are presented in cost of goods sold on the condensed consolidated statements of earnings (loss) within the Brand Portfolio segment for the thirty-nine weeks ended October 31, 2020.  There were no corresponding costs in the thirteen weeks ended October 31, 2020.

The Company’s license agreement to sell Carlos by Carlos Santana footwear expired in December 2018.  In connection with the decision to exit the Carlos brand, the Company incurred restructuring-related costs of $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) during the thirty-nine weeks ended November 2, 2019.  Of these charges included in the Brand Portfolio segment, $1.3 million ($1.0 million on an after-tax basis or $0.02 per diluted share) primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the condensed consolidated statements of earnings (loss) and the remaining $0.6 million ($0.4 million on an after-tax basis, or $0.01 per diluted share) for severance and other related costs is presented in restructuring and other special charges.  There were no corresponding costs in the thirty-nine weeks ended October 31, 2020 or the thirteen weeks ended November 2, 2019.

Vionic Integration-Related Costs

During the thirteen weeks ended November 2, 2019, the Company incurred integration-related costs associated with the acquisition of Vionic in October 2018, primarily for severance, totaling $1.0 million ($0.7 million on an after-tax basis, or $0.02 per diluted share).  The costs are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings (loss) within the Eliminations and Other category.  During the thirty-nine weeks ended November 2, 2019, the Company incurred integration-related costs, primarily for severance, totaling $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share).  Of the $1.9 million in costs, which are presented as restructuring and other special charges, net in the condensed consolidated statements of earnings (loss), $1.8 million are reflected within the Eliminations and Other category and $0.1 million are included in the Brand Portfolio segment.  There were no corresponding costs in the thirty-nine weeks ended October 31, 2020.  The integration of Vionic is ongoing and the Company anticipates additional integration-related costs as it completes this initiative in the fourth quarter of 2020.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended October 31, 2020 and November 2, 2019:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended October 31, 2020
Net sales	$391,706	$267,587	$(11,813)	$647,480
Intersegment sales (1)	—	11,813	—	11,813
Operating earnings (loss)	27,845	7,304	(15,078)	20,071
Segment assets	837,228	924,976	264,856	2,027,060

Thirteen Weeks Ended November 2, 2019
Net sales	$446,583	$359,863	$(14,071)	$792,375
Intersegment sales (1)	—	14,071	—	14,071
Operating earnings (loss)	27,681	19,398	(3,608)	43,471
Segment assets	973,272	1,360,445	137,493	2,471,210

Thirty-Nine Weeks Ended October 31, 2020
Net sales	$916,893	$668,447	$(39,229)	$1,546,111
Intersegment sales (1)	—	39,229	—	39,229
Operating loss	(38,651)	(352,556)	(39,072)	(430,279)

Thirty-Nine Weeks Ended November 2, 2019
Net sales	$1,218,589	$1,060,488	$(56,463)	$2,222,614
Intersegment sales (1)	—	56,463	—	56,463
Operating earnings (loss)	70,036	46,225	(18,117)	98,144
(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings (loss) to earnings (loss) before income taxes:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
($ thousands)	2020	2019	2020	2019
Operating earnings (loss)	$20,071	$43,471	$(430,279)	$98,144
Interest expense, net	(10,881)	(10,559)	(33,747)	(25,288)
Other income, net	5,461	2,633	12,718	7,902
Earnings (loss) before income taxes	$14,651	$35,545	$(451,308)	$80,758

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($thousands)	October 31, 2020	November 2, 2019	February 1, 2020
Raw materials	$14,907	$19,005	$18,455
Work-in-process	293	422	454
Finished goods	492,165	625,219	599,497
Inventories, net	$507,365	$644,646	$618,406

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($thousands)	October 31, 2020	November 2, 2019	February 1, 2020
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	365,888	388,288	388,288
Total intangible assets	368,688	391,088	391,088
Accumulated amortization	(106,570)	(93,518)	(96,784)
Total intangible assets, net	262,118	297,570	294,304
Goodwill
Brand Portfolio	4,956	245,275	245,275
Total goodwill	4,956	245,275	245,275
Goodwill and intangible assets, net	$267,074	$542,845	$539,579

The Company’s intangible assets as of October 31, 2020, November 2, 2019 and February 1, 2020 were as follows:

($thousands)	October 31, 2020
	Estimated Useful Lives			Accumulated
	(In Years)	Cost Basis		Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788		$99,376	$—	$189,412
Trademarks	Indefinite	58,100	(1)	—	22,400	35,700
Customer relationships	15 - 16	44,200		7,194	—	37,006
		$391,088		$106,570	$22,400	$262,118

	November 2, 2019
	Estimated Useful Lives			Accumulated
	(In Years)	Cost Basis		Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788		$89,360	$—	$199,428
Trademarks	Indefinite	58,100	(1)	—	—	58,100
Customer relationships	15 - 16	44,200		4,158	—	40,042
		$391,088		$93,518	$—	$297,570

	February 1, 2020
	Estimated Useful Lives			Accumulated
	(In Years)	Cost Basis		Amortization	Impairment	Net Carrying Value
Trademarks	15 - 40	$288,788		$91,827	$—	$196,961
Trademarks	Indefinite	58,100	(1)	—	—	58,100
Customer relationships	15 - 16	44,200		4,957	—	39,243
		$391,088		$96,784	$—	$294,304
(1)	Cost basis for indefinite-lived trademarks has been reduced by $60.0 million in impairment charges recognized in 2018 related to the Allen Edmonds tradename.

Amortization expense related to intangible assets was $3.3 million for both the thirteen weeks ended October 31, 2020 and November 2, 2019 and $9.8 million for both the thirty-nine weeks ended October 31, 2020 and November 2, 2019. The Company estimates that amortization expense related to intangible assets will be approximately $13.1 million in 2020, $12.9 million in 2021, $12.5 million in 2022, $12.2 million in 2023 and $11.4 million in 2024.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test. During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization and the impact of COVID-19 on the Company’s business operations, the Company determined that an interim assessment of goodwill was required. A quantitative assessment was performed for all reporting units as of May 2, 2020. The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million. The Company recorded no goodwill impairment charges during the thirteen weeks ended October 31, 2020 or the thirty-nine weeks ended November 2, 2019.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required. As a result of the triggering event from the economic impacts of COVID-19, an interim assessment was performed as of May 2, 2020. The indefinite-lived intangible asset impairment review resulted in total impairment charges of $22.4 million for the thirteen weeks ended May 2, 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trademark and $10.2 million of impairment associated with the indefinite-lived Via Spiga trademark. The carrying value of the Via Spiga trademark of $0.5 million will be amortized over approximately two years. The Company recorded no impairment charges during the thirteen weeks ended October 31, 2020 or the thirty-nine weeks ended November 2, 2019.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded asset impairment charges of $0.4 million and $2.2 million during the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively.  The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $35.6 million and $5.1 million in the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.  The impairment charges recorded in the thirty-nine weeks ended October 31, 2020, including $21.1 million associated with operating lease right-of-use assets and $14.5 million associated with property and equipment, reflect the impact of the COVID-19 pandemic on the Company’s retail operations and estimates of remaining cash flows for each store.  Refer to Note 5 and Note 15 to the condensed consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures during the first half of 2020 associated with the COVID-19 pandemic, the Company is negotiating with landlords to modify payment terms for certain leases.  Deferred payments for these leases are reflected in lease obligations on the condensed consolidated balance sheets.  As further discussed in Note 2 to the condensed consolidated financial statements, under relief provided by the FASB, entities may make a policy election to account for the lease concessions as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company has made a policy election to account for rent abatements as variable rent.  Accordingly, the Company recorded $1.7 million and $3.7 million in the thirteen and thirty-nine weeks ended October 31, 2020, respectively, in lease concessions as a reduction of rent expense within selling and administrative expenses in the condensed consolidated statements of earnings (loss).  Rent deferrals for leases that were extended in connection with the rent concession will continue to be recognized consistent with the original lease agreement.

During the thirty-nine weeks ended October 31, 2020, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $63.1 million on the condensed consolidated balance sheets.  As of October 31, 2020, the Company has entered into lease commitments for four retail locations for which the leases have not yet commenced.  The Company anticipates that one lease will begin in the current fiscal year and three leases will begin in the next fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $0.9 million will be recorded in the current fiscal year and $3.9 million in the next fiscal year on the condensed consolidated balance sheets.

The components of lease expense for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019 were as follows:

	Thirteen Weeks Ended
($thousands)	October 31, 2020	November 2, 2019
Operating lease expense	$38,568	$47,068
Variable lease expense	12,739	11,794
Short-term lease expense	1,775	577
Sublease income	(29)	(73)
Total lease expense	$53,053	$59,366

	Thirty-Nine Weeks Ended
($thousands)	October 31, 2020	November 2, 2019
Operating lease expense	$124,906	$139,380
Variable lease expense	36,090	35,277
Short-term lease expense	3,872	2,654
Sublease income	(76)	(220)
Total lease expense	$164,792	$177,091

Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
($thousands)	October 31, 2020	November 2, 2019
Cash paid for lease liabilities	$99,517	$136,497
Cash received from sublease income	76	220

Note 10  Long-term and Short-term Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility for working capital needs. On December 18, 2014, the Company and certain of its subsidiaries (the “Loan Parties”) entered into a Fourth Amended and Restated Credit Agreement ("the Former Credit Agreement"), which was further amended on July 20, 2015 to release all of the Company’s subsidiaries that were borrowers under or that guaranteed the Former Credit Agreement other than Sidney Rich Associates, Inc. and BG Retail, LLC. Allen Edmonds and Vionic were joined to the Former Credit Agreement as guarantors on December 13, 2016 and October 31, 2018, respectively. After giving effect to the joinders, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Former Credit Agreement. On January 18, 2019, the Loan Parties entered into a Third Amendment to Fourth Amended and Restated Credit Agreement to extend the maturity date to January 18, 2024 and change the borrowing capacity under the Former Credit Agreement from an aggregate amount of up to $600.0 million to an aggregate amount of up to $500.0 million, with the option to increase by up to $250.0 million. On April 14, 2020, the Company entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million. The Credit Agreement increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect. If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period. The Credit Agreement also contains certain other covenants and restrictions. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of October 31, 2020.

At October 31, 2020, the Company had $300.0 million borrowings outstanding and $11.2 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $170.6 million at October 31, 2020.

$200 Million Senior Notes

On July 27, 2015, the Company issued $200.0 million aggregate principal amount of 6.25% Senior Notes due 2023 (the "Senior Notes"). The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that is a borrower or guarantor under the Credit Agreement. Interest on the Senior Notes is payable on February 15 and August 15 of each year. The Senior Notes will mature on August 15, 2023.

If the Company experiences specific kinds of changes of control, it would be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and Additional Interest, if any, to, but not including, the date of repurchase. The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of October 31, 2020, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended October 31, 2020 and November 2, 2019:

		Pension and	Derivative
		Other	Financial	Accumulated
	Foreign	Postretirement	Instrument	Other
	Currency	Transactions	Transactions	Comprehensive
($thousands)	Translation	(1)	(2)	(Loss) Income
Balance at August 1, 2020	$(1,390)	$(30,047)	$—	$(31,437)
Other comprehensive income before reclassifications	320	—	—	320
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(111)	—	(111)
Tax provision (3)	—	44	—	44
Net reclassifications	—	(67)	—	(67)
Other comprehensive income	320	(67)	—	253
Balance at October 31, 2020	$(1,070)	$(30,114)	$—	$(31,184)

Balance at August 3, 2019	$(896)	$(30,199)	$(310)	$(31,405)
Other comprehensive income before reclassifications	595	—	66	661
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	578	(4)	574
Tax (benefit) provision	—	(149)	1	(148)
Net reclassifications	—	429	(3)	426
Other comprehensive income	595	429	63	1,087
Balance at November 2, 2019	$(301)	$(29,770)	$(247)	$(30,318)

Balance at February 1, 2020	$(580)	$(31,171)	$(92)	$(31,843)
Other comprehensive (loss) income before reclassifications	(490)	—	87	(403)
Reclassifications:	—
Amounts reclassified from accumulated other comprehensive loss	—	1,393	6	1,399
Tax benefit (3)	—	(336)	(1)	(337)
Net reclassifications	—	1,057	5	1,062
Other comprehensive (loss) income	(490)	1,057	92	659
Balance at October 31, 2020	$(1,070)	$(30,114)	$—	$(31,184)

Balance at February 2, 2019	$62	$(31,055)	$(608)	$(31,601)
Other comprehensive (loss) income before reclassifications	(363)	—	160	(203)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,733	254	1,987
Tax benefit	—	(448)	(53)	(501)
Net reclassifications	—	1,285	201	1,486
Other comprehensive (loss) income	(363)	1,285	361	1,283
Balance at November 2, 2019	$(301)	$(29,770)	$(247)	$(30,318)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.
(2)	Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses. Refer to Note 14 and Note 15 to the condensed consolidated financial statements for additional information related to derivative financial instruments.
(3)	Includes approximately $0.5 million of expense related to a valuation allowance on net deferred taxes, including those related to other comprehensive income, for the Company’s Canadian subsidiary.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $2.5 million and $2.4 million during the thirteen weeks and $6.9 million and $8.9 million during the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively.

The Company had net issuances (repurchases) of 32,018 and (69,377) shares of common stock during the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the thirty-nine weeks ended October 31, 2020 and November 2, 2019, the Company issued 449,539 and 295,466 shares of common stock, respectively, related to the share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 31, 2020			November 2, 2019
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
August 1, 2020	1,360,602	$17.81	August 3, 2019	1,433,470	$27.09
Granted	35,000	9.73	Granted	11,000	22.44
Forfeited	(875)	14.51	Forfeited	(78,000)	30.75
Vested	(6,500)	25.18	Vested	(10,000)	32.85
October 31, 2020	1,388,227	$17.57	November 2, 2019	1,356,470	$26.80

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 31, 2020			November 2, 2019
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
February 1, 2020	1,271,795	$26.77	February 2, 2019	1,249,223	$29.17
Granted	598,431	6.14	Granted	461,234	22.94
Forfeited	(68,787)	23.11	Forfeited	(135,425)	29.91
Vested	(413,212)	28.23	Vested	(218,562)	30.25
October 31, 2020	1,388,227	$17.57	November 2, 2019	1,356,470	$26.80

All of the restricted shares granted during the thirteen weeks ended October 31, 2020 have a graded-vesting term of three years.  Of the 598,431 restricted shares granted during the thirty-nine weeks ended October 31, 2020, 585,683 shares have a graded-vesting term of three years and 12,748 shares have a cliff-vesting term of one year.  All of the restricted shares granted during the thirteen weeks ended November 2, 2019 have a graded-vesting term of three years.  Of the 461,234 restricted shares granted during the thirty-nine weeks ended November 2, 2019, 448,320 shares have a graded-vesting term of three years and 12,914 shares have a cliff-vesting term of one year.  Share-based compensation expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards

During the thirteen and thirty-nine weeks ended October 31, 2020, the Company granted performance share awards for a targeted 87,750 shares, with a weighted-average grant date fair value of $7.47.  During the thirty-nine weeks ended November 2, 2019, the Company granted performance share awards for a targeted 180,000 shares, with a weighted-average grant date fair value of $23.42.  There were no performance-based share awards granted by the Company during the thirteen weeks ended November 2, 2019.  Vesting of performance-based awards is generally dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  Vesting of performance-based awards for the performance share award granted during the thirteen weeks ended October 31, 2020 is dependent upon the attainment of certain financial goals during the second half of 2020.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  The Company granted 3,618 and 1,350 to non-employee directors for dividend equivalents, during the thirteen weeks ended October 31, 2020 and November 2, 2019, respectively, with weighted-average grant date fair values of $9.78 and $23.27, respectively.  The Company granted 118,150 and 55,679 RSUs to non-employee directors, including 16,166 and 4,023 for dividend equivalents, during the thirty-nine weeks ended October 31, 2020 and November 2, 2019, respectively, with weighted-average grant date fair values of $10.01 and $19.59, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Service cost	$2,005	$1,805	$—	$—
Interest cost	2,970	3,707	10	15
Expected return on assets	(8,330)	(6,933)	—	—
Amortization of:
Actuarial loss (gain)	240	977	(27)	(27)
Prior service income	(324)	(372)	—	—
Total net periodic benefit income	$(3,439)	$(816)	$(17)	$(12)

	Pension Benefits		Other Postretirement Benefits
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Service cost	$6,412	$5,414	$—	$—
Interest cost	9,252	11,112	31	45
Expected return on assets	(23,205)	(20,792)	—	—
Amortization of:
Actuarial loss (gain)	2,506	2,929	(82)	(81)
Prior service income	(1,031)	(1,115)	—	—
Settlement cost	222	—	—	—
Curtailment gain	(189)	—	—	—
Total net periodic benefit income	$(6,033)	$(2,452)	$(51)	$(36)

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

The Company’s hedging strategy allows for the use of forward contracts as cash flow hedging instruments, which are recorded in the Company’s condensed consolidated balance sheets at fair value. The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive loss and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

The Company had no forward contracts as of October 31, 2020. As of November 2, 2019, and February 1, 2020, the Company had forward contracts maturing through May 2020. The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $equivalent in thousands)	October 31, 2020	November 2, 2019	February 1, 2020
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$—	$3,235	$3,963
Euro	—	5,763	1,251
Chinese yuan	—	2,905	2,355
New Taiwanese dollars	—	—	—
Other currencies	—	139	69
Total financial instruments	$—	$12,042	$7,638

The classification and fair values of derivative instruments designated as hedging instruments included within the condensed consolidated balance sheets as of October 31, 2020, November 2, 2019 and February 1, 2020 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
October 31, 2020	Prepaid expenses and other current assets	—	Other accrued expenses	—
November 2, 2019	Prepaid expenses and other current assets	17	Other accrued expenses	325
February 1, 2020	Prepaid expenses and other current assets	—	Other accrued expenses	103

For the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, the effect of derivative instruments in cash flow hedging relationships on the condensed consolidated statements of earnings (loss) was as follows:

	Thirteen Weeks Ended
($ thousands)	October 31, 2020		November 2, 2019
		Gain (Loss)
		Reclassified		Loss Reclassified
	Gain (Loss)	from	(Loss) Gain	from
	Recognized	Accumulated	Recognized	Accumulated
Foreign Exchange Forward Contracts: Income Statement	in OCL on	OCL into	in OCL on	OCL into
Classification Gains (Losses) – Realized	Derivatives	Earnings	Derivatives	Earnings
Net sales	$—	$—	$69	$2
Cost of goods sold	—	—	38	—
Selling and administrative expenses	—	—	(33)	2

Thirty-Nine Weeks Ended
($ thousands)	October 31, 2020		November 2, 2019
		Loss		Loss
		Reclassified		Reclassified
	Gain	from	(Loss) Gain	from
	Recognized	Accumulated	Recognized	Accumulated
Foreign Exchange Forward Contracts: Income Statement	in OCL on	OCL into	in OCL on	OCL into
Classification Gains (Losses) – Realized	Derivatives	Earnings	Derivatives	Earnings
Net sales	$23	$—	$(51)	$(3)
Cost of goods sold	60	—	390	(38)
Selling and administrative expenses	33	(6)	(147)	(213)

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

Note 15  Fair Value Measurements

Fair Value Hierarchy

Fair value measurement disclosure requirements specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (“observable inputs”) or reflect the Company’s own assumptions of market participant valuation (“unobservable inputs”). In accordance with the fair value guidance, the inputs to valuation techniques used to measure fair value are categorized into three levels based on the reliability of the inputs as follows:

●	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;
●	Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; and
●	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018. The fair value of the mandatory purchase obligation is based on the earnings formula specified in the purchase agreement (Level 3). Accretion of the mandatory purchase obligation and fair value adjustments are recorded as interest expense. During the thirteen and thirty-nine weeks ended October 31, 2020, the Company recorded fair value adjustments of $5.1 million and $14.9 million, respectively. Accretion and remeasurement adjustments of $3.9 million and $4.4 million were recorded during the thirteen and thirty-nine weeks ended November 2, 2019, respectively. The earnings projections and discount rate utilized in the estimate of the fair value of the mandatory purchase obligation require management judgment and are the assumptions to which the fair value calculation is the most sensitive. Refer to further discussion of the mandatory purchase obligation in Note 5 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 31, 2020, November 2, 2019 and February 1, 2020.

	Fair Value Measurements
($thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
October 31, 2020:
Cash equivalents – money market funds	$82,500	$82,500	$—	$—
Non-qualified deferred compensation plan assets	7,741	7,741	—	—
Non-qualified deferred compensation plan liabilities	(7,741)	(7,741)	—	—
Deferred compensation plan liabilities for non-employee directors	(813)	(813)	—	—
Restricted stock units for non-employee directors	(840)	(840)	—	—
Mandatory purchase obligation - Blowfish Malibu	(30,146)	—	—	(30,146)
November 2, 2019:
Non-qualified deferred compensation plan assets	$8,117	$8,117	$—	$—
Non-qualified deferred compensation plan liabilities	(8,117)	(8,117)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,879)	(1,879)	—	—
Restricted stock units for non-employee directors	(3,282)	(3,282)	—	—
Derivative financial instruments, net	(308)	—	(308)	—
Mandatory purchase obligation - Blowfish Malibu	(13,655)	—	—	(13,655)
February 1, 2020:
Cash equivalents – money market funds	$18,001	$18,001	$—	$—
Non-qualified deferred compensation plan assets	8,004	8,004	—	—
Non-qualified deferred compensation plan liabilities	(8,004)	(8,004)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,536)	(1,536)	—	—
Restricted stock units for non-employee directors	(2,572)	(2,572)	—	—
Derivative financial instruments, net	(103)	—	(103)	—
Mandatory purchase obligation - Blowfish Malibu	(15,200)	—	—	(15,200)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $657.6 million and $658.1 million at October 31, 2020 and November 2, 2019, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the following impairment charges, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores. Higher impairment charges were recorded in the thirty-nine weeks ended October 31, 2020, reflecting the deteriorating economic conditions driven in part by the COVID-19 pandemic, as further discussed in Note 5 and Note 9 to the condensed consolidated financial statements.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($thousands)	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Impairment Charges
Famous Footwear	$—	$769	$14,896	$1,509
Brand Portfolio	398	1,382	20,724	3,596
Total impairment charges	$398	$2,151	$35,620	$5,105

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	October 31, 2020		November 2, 2019		February 1, 2020
	Carrying		Carrying		Carrying
($thousands)	Value (1)	Fair Value	Value (1)	Fair Value	Value (1)	Fair Value
Borrowings under revolving credit agreement	$300,000	$300,000	$295,000	$295,000	$275,000	$275,000
Long-term debt	200,000	188,750	200,000	206,200	200,000	205,000
Total debt	$500,000	$488,750	$495,000	$501,200	$475,000	$480,000
(1)	Excludes unamortized debt issuance costs and debt discount

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 16  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated rate was (1.9%) for the thirteen weeks ended October 31, 2020, compared to 21.9% for the thirteen weeks ended November 2, 2019.  The lower tax rate for the thirteen weeks ended October 31, 2020, primarily reflects the impact of a higher anticipated full year tax benefit, driven by the CARES Act, which permits the Company to carry back 2020 losses to years with a higher federal tax rate, and the mix of projected earnings between international and domestic jurisdictions.

For the thirty-nine weeks ended October 31, 2020, the Company’s consolidated effective tax rate was 19.8%, compared to 23.1% for thirty-nine weeks ended November 2, 2019.  The Company’s effective tax rate was impacted by several discrete tax items for the thirty-nine weeks ended October 31, 2020, including the non-deductibility of a portion of the Company’s intangible asset impairment charges, the provision of a valuation allowance related to certain state and Canada deferred tax assets and the incremental tax provision related to share-based compensation.  As discussed above, the Company’s tax benefit also includes the favorable impact of the CARES Act, which permits the Company to carry back 2020 losses to years with a higher federal tax rate.  If these discrete taxes had not been recognized during the thirty-nine weeks ended October 31, 2020, the Company’s effective tax rate would have been 23.5%.  During the nine months ended November 2, 2019, the Company recognized an immaterial amount of discrete tax items.

As of October 31, 2020, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.

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

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified work plan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the work plan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company continues to implement the expanded remedy work plan that was approved by the oversight authorities in 2015. Based on the progress of the direct remedial action of on-site conditions, the Company has submitted a request to the oversight authorities for permission to convert the perimeter pump and treat active remediation system to a passive one. During the fourth quarter of 2019, a final response was received from the oversight authorities, which allows the Company to proceed with implementation of the revised plan.

The cumulative expenditures for both on-site and off-site remediation through October 31, 2020 were $31.8 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at October 31, 2020 is $9.7 million, of which $8.9 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses. Of the total $9.7 million reserve, $5.0 million is for off-site remediation and $4.7 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $13.9 million as of October 31, 2020. The Company expects to spend approximately $0.6 million in 2020, $0.1 million in each of the following four years and $12.9 million in the aggregate thereafter related to the on-site remediation.

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

Note 18  Subsequent Event

On November 19, 2020, the Company announced that, with the exception of a limited number of flagship locations, it plans to close all Naturalizer retail stores in the United States and Canada by the end of fiscal 2020.  In addition to the store closures, the Company anticipates aligning the back-office infrastructure to the reduced store footprint, shifting talent to amplify the digital presence, and reallocating capital to further enhance the Company’s ecommerce platform and capabilities.  The Company expects pre-tax charges in the fourth quarter of 2020 of between $20 million and $25 million. When the realignment is complete, an annual pre-tax benefit of between $10 million and $12 million is expected.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The United States and global economies continue to be adversely affected by the coronavirus (“COVID-19”) pandemic.  Although we have reopened all of our retail stores from the temporary store closures in the first half of 2020, our business results continue to be negatively impacted by COVID-19.  Many of our stores have reduced operating hours and have experienced declines in foot traffic with stay-at-home orders and other government mandates, which has resulted in lower sales, despite our e-commerce business experiencing robust growth during this time.  In addition, a small number of stores have temporarily closed again due to local government mandates.  We believe we are better positioned and prepared to manage through this period as a result of the actions we have taken.  However, the depth and duration of the pandemic and its impact on overall consumer confidence and spending is not known.  Furthermore, if COVID-19 cases continue to rise or additional federal, state and local government restrictions are implemented, we may continue to experience disruption to our business, results of operations and financial condition.

Financial Highlights

We continued our steady upward momentum in the third quarter of 2020, overcoming the ongoing pressures from COVID-19, and we delivered better than expected financial results.  We delivered sequential sales growth compared to the second quarter of 2020, a return to profitability and stronger gross margins, as well as a further improved working capital position, despite the still uncertain economic environment. We continued to advance a number of our key strategic objectives during the quarter that are helping to drive our recovery, including prudent management of working capital and operating expenses, effectively adjusting to the extended back-to-school season and further reducing our overall indebtedness.  The following is a summary of the financial highlights for the third quarter of 2020:

●	Consolidated net sales decreased $144.9 million, or 18.3%, to $647.5 million in the third quarter of 2020, compared to $792.4 million in the third quarter of 2019. Although our sales continue to be adversely impacted by COVID-19, driving a $92.3 million, or 25.6%, decline in the Brand Portfolio segment and a $54.9 million, or 12.3%, decline in the Famous Footwear segment sales, we continued to experience significant growth in our e-commerce business, with consolidated e-commerce penetration rising to 25.4% of consolidated net sales. On a consolidated basis, our direct-to-consumer sales represented 71.4% of consolidated net sales.
●	Consolidated gross profit decreased $62.8 million, or 19.6%, to $257.0 million in the third quarter of 2020, compared to $319.8 million in the third quarter of 2019. Our gross profit margin decreased to 39.7% in the third quarter of 2020, compared to 40.4% in the third quarter of 2019.
●	Consolidated operating earnings decreased $23.4 million to $20.1 million in the third quarter of 2020, compared to $43.5 million in the third quarter of 2019. We returned to profitability during the third quarter, despite lower sales driven by the challenging retail environment, due to our ongoing conservative approach to expenses and prudent inventory management.
●	Consolidated net earnings attributable to Caleres, Inc. were $14.4 million, or $0.38 per diluted share, in the third quarter of 2020, compared to net earnings of $28.0 million, or $0.69 per diluted share, in the third quarter of 2019.

The following items should be considered in evaluating the comparability of our third quarter results in 2020 and 2019:

●	Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and Note 15 to the condensed consolidated financial statements, the Blowfish Malibu noncontrolling interest is subject to a mandatory purchase obligation after a three-year period, based on an earnings multiple formula. During the third quarter of 2020, we recorded a fair value adjustment of $5.1 million ($3.8 million on an after-tax basis, or $0.10 per diluted share), which is recorded as interest expense, net in the condensed consolidated statements of earnings (loss). A fair value adjustment of $3.9 million ($2.9 million on an after-tax basis, or $0.07 per diluted share) was recorded during the third quarter of 2019.

Recent Developments

In November 2020, we announced that, with the exception of a limited number of flagship locations, we plan to close all Naturalizer stores in the United States and Canada by the end of fiscal 2020.  In addition to the store closures, we plan to right-size the back-office infrastructure to better align with the reduced store footprint, shift talent to amplify our digital presence, capture the consumer where they want to shop and reallocate capital to further enhance our ecommerce platform and capabilities.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Same-store sales

The same-store sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though other retailers may calculate the metric differently.  Management uses the same-store sales metric as a measure of an individual store’s success to determine whether it is performing in line with expectations.  Our same-store sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open for at least 13 months.  In addition, in order to be included in the same-store sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores (whether temporary or permanent closures) are excluded from the same-store sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.  We believe the same-store sales metric is useful to shareholders and investors in assessing our retail sales performance of existing locations with comparable prior year sales, separate from the impact of store openings or store closures.

Beginning in mid-March 2020, all of our Famous Footwear and Brand Portfolio stores in North America were temporarily closed and we began a phased reopening of retail stores in mid-May. Our same-store sales calculation excludes the impact of both permanent and temporary store closures. During the third quarter, we experienced approximately 1,700 days of retail store closure related to illness, weather, fires, civil unrest and government mandates.  Accordingly, for both the thirteen and thirty-nine weeks ended October 31, 2020, our same-store sales calculation is impacted more heavily by our e-commerce sales penetration, which was higher than in prior periods, given the strong growth in that channel and the fact that our e-commerce sites have continued to operate throughout the year.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store’s success to determine whether it is performing in line with expectations. The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.  This metric was adversely impacted by the temporary retail store closures during a portion of the first half of 2020 and therefore, the metric is not comparable to the thirty-nine weeks ended November 2, 2019.

Outlook

There is ongoing uncertainty and limited visibility to the business and financial impacts of the pandemic.  Despite the uncertainty, we believe we are better positioned and prepared to manage through this period with the many efficiency initiatives that have been implemented.  We expect to further our debt reduction progress to end fiscal 2020 with borrowings under our revolving credit agreement in line with pre-COVID-19 levels.  We are continuing to adjust to the current and evolving market environment by strengthening our financial position and furthering our long-term strategic objectives, which we believe will enable us to drive innovation in our brands and create value as business conditions normalize.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$647.5	100.0%	$792.4	100.0%	$1,546.1	100.0%	$2,222.6	100.0%
Cost of goods sold	390.5	60.3%	472.6	59.6%	984.6	63.7%	1,317.0	59.3%
Gross profit	257.0	39.7%	319.8	40.4%	561.5	36.3%	905.6	40.7%
Selling and administrative expenses	236.9	36.6%	275.3	34.8%	663.5	42.9%	805.0	36.2%
Impairment of goodwill and intangible assets	—	—	—	—	262.7	17.0%	—	—
Restructuring and other special charges, net	—	—%	1.0	0.1%	65.6	4.2%	2.5	0.1%
Operating earnings (loss)	20.1	3.1%	43.5	5.5%	(430.3)	(27.8)%	98.1	4.4%
Interest expense, net	(10.9)	(1.7)%	(10.5)	(1.3)%	(33.7)	(2.2)%	(25.2)	(1.2)%
Other income, net	5.5	0.9%	2.6	0.3%	12.7	0.8%	7.9	0.4%
Earnings (loss) before income taxes	14.7	2.3%	35.6	4.5%	(451.3)	(29.2)%	80.8	3.6%
Income tax benefit (provision)	0.2	—%	(7.8)	(1.0)%	89.4	5.8%	(18.7)	(0.8)%
Net earnings (loss)	14.9	2.3%	27.8	3.5%	(361.9)	(23.4)%	62.1	2.8%
Net earnings (loss) attributable to noncontrolling interests	0.5	0.1%	(0.2)	—%	0.2	—%	(0.3)	—%
Net earnings (loss) attributable to Caleres, Inc.	$14.4	2.2%	$28.0	3.5%	$(362.1)	(23.4)%	$62.4	2.8%

Net Sales

Net sales decreased $144.9 million, or 18.3%, to $647.5 million for the third quarter of 2020, compared to $792.4 million for the third quarter of 2019.  Our Brand Portfolio segment experienced a sales decline of $92.3 million, or 25.6%, during the third quarter of 2020, while sales at our Famous Footwear segment decreased $54.9 million, or 12.3%.  Our e-commerce and logistics capabilities positioned us to capitalize on the accelerating shift to online purchasing, driving e-commerce sales on our owned websites to increase 24.6% during the third quarter of 2020, with consolidated e-commerce penetration rising to approximately 25% of net sales.  On a consolidated basis, our direct-to-consumer sales represented 71.4% of total net sales for the third quarter of 2020.  Athletic and sport categories of footwear were the strongest performers during the quarter, with weakness in many dress footwear categories.  Boots have also performed well in the quarter, with lug sole, casual booties and weatherproof leading the way.  Our Brand Portfolio segment experienced a 45% sequential increase in net sales, led by our casual, athletic, and sport-inspired assortment.  Our Famous Footwear segment also experienced sequential sales growth, as we capitalized on the extended back-to-school season and growth in our product assortment for kids.

Net sales decreased $676.5 million, or 30.4%, to $1,546.1 million for the nine months ended October 31, 2020, compared to $2,222.6 million for the nine months ended November 2, 2019.  The temporary closure of all of our retail stores for an average of 10 weeks in the first half of 2020 due to the COVID-19 pandemic, as well as the closure of stores operated by our wholesale customers, resulted in a $392.1 million, or 37.0%, decrease in net sales for our Brand Portfolio segment and a $301.7 million, or 24.8% decrease in net sales for our Famous Footwear segment.  With the closure of our retail stores, our Famous Footwear e-commerce business delivered approximately an 85% increase in net sales for the nine months of 2020.

Gross Profit

Gross profit decreased $62.8 million, or 19.6%, to $257.0 million for the third quarter of 2020, compared to $319.8 million for the third quarter of 2019, primarily as a result of lower net sales reflecting the continued difficult retail environment driven by the COVID-19 pandemic.  As a percentage of net sales, gross profit decreased to 39.7% for the third quarter of 2020, compared to 40.4% for the third quarter of 2019, primarily reflecting a higher mix of e-commerce sales and the promotional actions taken to drive sales volume and manage inventory levels in this uncertain environment.  Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental shipping and handling required.  Our direct-to-consumer sales represented 71.4% of consolidated net sales for the quarter.

Gross profit decreased $344.1 million, or 38.0%, to $561.5 million for the nine months ended October 31, 2020, compared to $905.6 million for the nine months ended November 2, 2019, primarily reflecting lower net sales and higher incremental cost of goods sold in the first nine months of 2020 driven by an increase in inventory markdowns reflecting the difficult retail environment driven by the COVID-19 pandemic and $1.6 million in inventory markdowns related to the decision during the first quarter of 2020 to exit the Fergie brand.  Cost of goods sold in the nine months ended November 2, 2019 included $7.2 million related to the amortization of the inventory adjustment required by purchase accounting for our acquisition of Vionic and incremental markdowns related to the Carlos brand exit.  As a percentage of net sales, gross profit decreased to 36.3% for the nine months ended October 31, 2020, compared to 40.7% for the nine months ended November 2, 2019.  The gross profit rate primarily reflects a decline at the Famous Footwear segment due to the promotional environment and higher e-

commerce sales.  The mix of retail versus wholesale net sales increased to 64% and 36% in the nine months ended October 31, 2020, compared to 61% and 39%, respectively, in the nine months ended November 2, 2019.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $38.4 million, or 14.0%, to $236.9 million for the third quarter of 2020, compared to $275.3 million for the third quarter of 2019. The decrease was driven by lower salaries expense primarily attributable to reduced hours at our retail stores, as well as lower marketing and facilities expenses. As a percentage of net sales, selling and administrative expenses increased to 36.6% for the third quarter of 2020, from 34.8% for the third quarter of 2019, reflecting the deleveraging of expenses over a smaller sales base.

Selling and administrative expenses decreased $141.5 million, or 17.6%, to $663.5 million for the nine months ended October 31, 2020, compared to $805.0 million for the nine months ended November 2, 2019. The decrease was primarily driven by lower salaries and benefits expense; lower variable expenses associated with the temporary retail store closures; and lower marketing, travel and logistics expenses. As a percentage of net sales, selling and administrative expenses increased to 42.9% for the nine months ended October 31, 2020, from 36.2% for the nine months ended November 2, 2019, reflecting the deleveraging of expenses over a smaller sales base.

Impairment of Goodwill and Intangible Assets

During the first quarter of 2020, as a result of the unfavorable business climate and our lower stock price and market capitalization, due in part to the economic impacts of the COVID-19 pandemic, we recorded non-cash impairment charges of $262.7 million ($218.5 million on an after-tax basis), including $240.3 million associated with goodwill and $22.4 million associated with the indefinite-lived Allen Edmonds and Via Spiga trademarks.  There were no corresponding charges for the third quarter of 2020 or for the nine months ended November 2, 2019.  Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $1.0 million ($0.7 million on an after-tax basis, or $0.02 per diluted share) were incurred in the third quarter of 2019 associated with integration-related costs for Vionic.  There were no corresponding charges in the third quarter of 2020.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

We incurred restructuring and other special charges of $65.6 million ($52.5 million on an after-tax basis) for the nine months ended October 31, 2020 related to the unfavorable business climate, driven by the impact of the COVID-19 pandemic on our business operations.  These charges were primarily for impairment associated with lease right-of use assets and retail store furniture and fixtures, liabilities associated with factory order cancellations and severance.  Restructuring and other special charges of $2.5 million ($1.8 million on an after-tax basis, or $0.04 per diluted share) were incurred for the nine months ended November 2, 2019, associated with the exit of our Carlos brand and integration-related costs for Vionic.  The integration is ongoing and we anticipate additional integration-related costs as we complete this initiative in the fourth quarter of 2020.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

Operating Earnings (Loss)

Operating earnings decreased $23.4 million to $20.1 million for the third quarter of 2020, compared to $43.5 million for the third quarter of 2019, primarily reflecting lower net sales and gross profit, partially offset by lower selling and administrative expenses as a result of the actions we took to mitigate the impact of COVID-19 on our financial results.  As a percentage of net sales, operating earnings were 3.1% for the third quarter of 2020, compared to 5.5% for the third quarter of 2019.

Operating (loss) earnings decreased $528.4 million to an operating loss of $430.3 million for the nine months ended October 31, 2020, compared to operating earnings of $98.1 million for the nine months ended November 2, 2019, primarily reflecting lower net sales and higher impairment and restructuring charges described above.  As a percentage of net sales, the operating loss was 27.8% for the nine months ended October 31, 2020, compared to operating earnings of 4.4% for the nine months ended November 2, 2019.

Interest Expense, Net

Interest expense, net increased $0.4 million, or 3.0%, to $10.9 million for the third quarter of 2020, compared to $10.5 million for the third quarter of 2019, reflecting the fair value adjustment to the Blowfish Malibu mandatory purchase obligation of $5.1 million in the third quarter of 2020, compared to $3.9 million in the third quarter of 2019.  The increase associated with the mandatory purchase obligation was partially offset by lower average borrowings under our revolving credit agreement.  We made debt reduction the main priority in our capital allocation process during the third quarter of 2020 and continued to repay the incremental borrowings from March 2020 that were used to preserve financial flexibility at the onset of the pandemic.  We had net repayments of $50.0 million during the third quarter of 2020, ending the quarter with $300.0 million of borrowings under our revolving credit facility.

Interest expense, net increased $8.5 million, or 33.5%, to $33.7 million for the nine months ended October 31, 2020, compared to $25.2 million for the nine months ended November 2, 2019, reflecting the fair value adjustment to the Blowfish Malibu mandatory purchase obligation of $14.9 million in the nine months ended October 31, 2020 compared to accretion and remeasurement adjustments of $4.4 million for the nine months ended November 2, 2019, partially offset by lower average borrowings under our revolving credit agreement.  Refer to Note 15 to the condensed consolidated financial statements for further discussion regarding the mandatory purchase obligation.

Other Income, Net

Other income, net increased $2.9 million, or 107.4%, to $5.5 million for the third quarter of 2020, compared to $2.6 million for the third quarter of 2019, driven by a lower discount rate and a higher expected return on assets for our domestic pension plan.

Other income, net increased $4.8 million, or 60.9%, to $12.7 million for the nine months ended October 31, 2020, compared to $7.9 million for the nine months ended November 2, 2019 reflecting a higher expected return on assets and lower discount rate on our domestic pension plan.  Refer to Note 13 to the condensed consolidated financial statements for additional information related to our retirement plans.

Income Tax Benefit (Provision)

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was (1.9%) for the third quarter of 2020, compared to 21.9% for the third quarter of 2019.  Our lower tax rate in the quarter primarily reflects the impact of a higher anticipated full year tax benefit, driven by the impact of the CARES Act, which permits us to carry back 2020 losses to years with a higher federal tax rate, and the mix of projected earnings between international and domestic jurisdictions.

For the nine months ended October 31, 2020, our consolidated effective tax rate was 19.8%, compared to 23.1% for the nine months ended November 2, 2019.  Our effective tax rate was impacted by several discrete tax items during the nine months ended October 31, 2020, including the non-deductibility of a portion of our intangible asset impairment charges, the provision of a valuation allowance related to certain state and Canada deferred tax assets, and the incremental tax provision related to the vesting of stock awards.  If these discrete tax items had not been recognized, our effective tax rate would have been 23.5% for the nine months ended October 31, 2020.  As discussed above, our tax benefit also includes the favorable impact of the CARES Act, which permits us to carry back 2020 losses to years with a higher federal tax rate.  Discrete tax items recognized during the nine months ended November 2, 2019 were immaterial.

Net Earnings (Loss) Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $14.4 million for the third quarter of 2020, with net losses of $362.1 million for the nine months ended October 31, 2020, compared to net earnings of $28.0 million and $62.4 million for the third quarter and nine months ended November 2, 2019, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Operating Results
Net sales	$391.7	100.0%	$446.6	100.0%	$916.9	100.0%	$1,218.6	100.0%
Cost of goods sold	231.7	59.1%	263.3	59.0%	568.6	62.0%	700.3	57.5%
Gross profit	160.0	40.9%	$183.3	41.0%	348.3	38.0%	$518.3	42.5%
Selling and administrative expenses	132.2	33.8%	155.6	34.8%	370.4	40.4%	448.3	36.8%
Restructuring and other special charges, net	—	—%	—	—	16.6	1.8%	—	—
Operating earnings (loss)	$27.8	7.1%	$27.7	6.2%	$(38.7)	(4.2)%	$70.0	5.7%

Key Metrics
Same-store sales % change	(9.1)%		2.5%		3.0%		1.1%
Same-store sales $ change	$(38.3)		$10.6		$26.2		$13.6
Impact of retail calendar shift			—				—
Sales change from new and closed stores, net	$(16.6)		$(12.6)		$(327.7)		$(36.0)
Impact of changes in Canadian exchange rate on sales	$—		$(0.2)		$(0.2)		$(0.6)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$53		$63		$115		$172
Sales per square foot, excluding e-commerce (trailing twelve months)	$166		$221		$166		$221
Square footage (thousand sq. ft.)	6,135		6,349		6,135		6,349

Stores opened	—		4		3		11
Stores closed	11		17		27		43
Ending stores	925		960		925		960

Net Sales

Net sales decreased $54.9 million, or 12.3%, to $391.7 million for the third quarter of 2020, compared to $446.6 million for the third quarter of 2019.  Despite ongoing challenges in the retail environment driven by the COVID-19 pandemic, we experienced strong sequential sales growth by adjusting to and capitalizing on the extended back-to-school season.  We also experienced strong growth in our e-commerce business, which increased approximately 48% for the third quarter of 2020, with e-commerce penetration increasing to approximately 17% of net sales, from 10% in the third quarter of 2019.  Our casual, athletic and sport-inspired assortments continue to resonate with consumers in the work-from-home environment.  We closed 11 stores during the third quarter of 2020, resulting in 925 stores and total square footage of 6.1 million at the end of the third quarter of 2020, compared to 960 stores and total square footage of 6.3 million at the end of the third quarter of 2019.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 80% of our net sales made to program members in the third quarter of 2020, compared to 79% in the third quarter of 2019.

Net sales decreased $301.7 million, or 24.8%, to $916.9 million for the nine months ended October 31, 2020, compared to $1,218.6 million for the nine months ended November 2, 2019.  The sales decrease was driven by the temporary closure of all Famous Footwear stores for an average of 10 weeks during the first half of 2020 due to the COVID-19 pandemic.  Despite the store closures, Famous Footwear continued to serve customers through its e-commerce business, which generated an 85% increase in sales for the nine months ended October 31, 2020.  We experienced strong sales of athletics and casual styles, as the consumer adjusted to their work-from-home environment and limited social gatherings. We opened three stores and closed 27 stores during the nine months ended October 31, 2020.

Gross Profit

Gross profit decreased $23.3 million, or 12.7%, to $160.0 million for the third quarter of 2020, compared to $183.3 million for the third quarter of 2019, driven by the sales decline.  Both our retail stores and e-commerce business reported higher margin rates than last year.  However, the higher mix of e-commerce sales reduced the overall gross profit rate as a result of the higher associated freight expenses.  As a percentage of net sales, our gross profit decreased slightly to 40.9% for the third quarter of 2020, compared to 41.0% for the third quarter of 2019.

Gross profit decreased $170.0 million, or 32.8%, to $348.3 million for the nine months ended October 31, 2020, compared to $518.3 million for the nine months ended November 2, 2019 reflecting lower net sales and higher inventory markdowns as a result of the difficult retail environment driven by the COVID-19 pandemic.  As a percentage of net sales, our gross profit decreased to 38.0% for the nine months ended October 31, 2020, compared to 42.5% for the nine months ended November 2, 2019, driven by the impact of increased promotional activity to drive sales volume, higher freight expenses associated with the growth in e-commerce business and the incremental inventory markdowns.

Selling and Administrative Expenses

Selling and administrative expenses decreased $23.4 million, or 15.0%, to $132.2 million for the third quarter of 2020, compared to $155.6 million for the third quarter of 2019.  The decrease was a result of our strategic efforts to mitigate the impact of COVID-19, including lower salaries expense, primarily attributable to reduced hours at our retail stores during the third quarter of 2020.  We also reduced expenses in the third quarter of 2020 related to our retail facilities, including certain rent reductions and abatements, as well as marketing and logistics.  As a percentage of net sales, selling and administrative expenses decreased to 33.8% for the third quarter of 2020, compared to 34.8% for the third quarter of 2019.

Selling and administrative expenses decreased $77.9 million, or 17.4%, to $370.4 million for the nine months ended October 31, 2020, compared to $448.3 million for the nine months ended November 2, 2019.  The decrease was primarily driven by lower salaries expense attributable to the actions we took during the first half of 2020 to mitigate the impact of COVID-19 during the period of retail store closures, as well as lower variable expenses associated with the temporary retail store closures, including certain rent reductions and abatements.  As a percentage of net sales, selling and administrative expenses increased to 40.4% for the nine months ended October 31, 2020, compared to 36.8% for the nine months ended November 2, 2019.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $16.6 million for the nine months ended October 31, 2020, consisting primarily of impairment charges on furniture and fixtures in our retail stores and lease right-of-use assets reflecting the impact of COVID-19 on our business operations.  There were no corresponding charges for the three months ended October 31, 2020 or for the three or nine months ended November 2, 2019.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings (Loss)

Despite the reduction in net sales, our operating earnings increased $0.1 million to $27.8 million for the third quarter of 2020, compared to $27.7 million for the third quarter of 2019, reflecting the actions taken to reduce our operating expenses and the other factors described above.  As a percentage of net sales, operating earnings increased to 7.1% for the third quarter of 2020, compared to 6.2% for the third quarter of 2019.

Operating earnings (loss) decreased $108.7 million to an operating loss of $38.7 million for the nine months ended October 31, 2020, compared to operating earnings of $70.0 million for the nine months ended November 2, 2019, reflecting the factors described above.  As a percentage of net sales, the operating loss was 4.2% for the nine months ended October 31, 2020, compared to operating earnings of 5.7% for the nine months ended November 2, 2019.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Operating Results
Net sales	$267.6	100.0%	$359.9	100.0%	$668.4	100.0%	$1,060.5	100.0%
Cost of goods sold	173.3	64.8%	226.1	62.8%	456.7	68.3%	675.0	63.7%
Gross profit	94.3	35.2%	133.8	37.2%	211.7	31.7%	385.5	36.3%
Selling and administrative expenses	87.0	32.5%	114.4	31.8%	253.2	37.9%	338.7	31.9%
Impairment of goodwill and intangible assets	—	—	—	—	262.7	39.3%	—	—
Restructuring and other special charges, net	—	—%	—	—%	48.4	7.2%	0.6	0.0%
Operating earnings (loss)	$7.3	2.7%	$19.4	5.4%	$(352.6)	(52.7)%	$46.2	4.4%

Key Metrics
Direct-to-consumer (% of net sales) (1)	26%		45%		31%		41%
Wholesale/retail sales mix (%)	85%/15%		80%/20%		84%/16%		81%/19%
Change in wholesale net sales ($)	$(60.9)		$20.2		$(298.3)		$143.7
Unfilled order position at end of period	$234.7		$354.4

Same-store sales % change	(41.0)%		(5.1)%		(32.3)%		(7.6)%
Same-store sales $ change	$(25.2)		$(3.5)		$(42.8)		$(15.1)
Sales change from new and closed stores, net	$(6.2)		$0.4		$(50.8)		$1.1
Impact of changes in Canadian exchange rate on retail sales	$0.0		$(0.2)		$(0.2)		$(0.8)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$41		$102		$92		$292
Sales per square foot, excluding e-commerce (trailing twelve months)	$190		$394		$190		$394
Square footage (thousands sq. ft.)	345		400		345		400

Stores opened	—		2		—		5
Stores closed	5		1		25		2
Ending stores	197		232		197		232
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales decreased $92.3 million, or 25.6%, to $267.6 million for the third quarter of 2020, compared to $359.9 million for the third quarter of 2019.  The sales decrease reflects the difficult retail environment and lower wholesale demand in the quarter driven by the ongoing COVID-19 pandemic, in particular for dress footwear categories.  In response, we have augmented our product offerings with an increased mix of casual, athletic and sport-inspired styles, which were our strongest categories for the third quarter, as consumers reacted positively to our assortment that aligned with their current stay-at-home, work-from-home environment.  We are also experiencing high demand for boots during the fall season, including lug soles, casual booties and our weatherproof styles.  In addition, certain of our customers requested accelerated shipments, which shifted some sales to the third quarter that were originally planned for the fourth quarter, as those customers sought to align inventory levels with consumer demand.  We closed five stores during the third quarter of 2020, resulting in a total of 197 stores and total square footage of 0.3 million at the end of the third quarter of 2020, compared to 232 stores and total square footage of 0.4 million at the end of the third quarter of 2019.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, decreased to $190 for the twelve months ended October 31, 2020, compared to $394 for the twelve months ended November 2, 2019.  E-commerce sales continued to grow as a percentage of the business during the third quarter, and we expect this trend to continue.

Net sales decreased $392.1 million, or 37.0%, to $668.4 million for the nine months ended October 31, 2020, compared to $1,060.5 million for the nine months ended November 2, 2019.  The sales decrease is a result of the difficult retail environment driven by the COVID-19 pandemic, which led to a reduction in wholesale shipments as many of our wholesale customers canceled orders and temporarily closed their stores for several weeks during the first half of 2020 combined with the temporary closure of our retail stores for an average of 10 weeks during the first half of the year.  E-commerce sales continue to grow as a percentage of the business, with strong growth in the first nine months of 2020.  During the nine months ended October 31, 2020, we closed 25 stores.

Subsequent to quarter-end, we announced that we were commencing a strategic realignment related to our Naturalizer retail operations in the United States and Canada.  In an effort to continue to improve future profitability and allow greater focus on high-growth, digital channels, we plan to close all Naturalizer stores, with the exception of a limited number of flagship locations, by the end of fiscal 2020.  We continue to view the Naturalizer brand as a strong and value-driving component of our portfolio.  Therefore, we will be focusing on growing the brand’s e-commerce through naturalizer.com, our retail partners and their websites, and the flagship stores.

Our unfilled order position for our wholesale sales decreased $119.7 million, or 33.8%, to $234.7 million at October 31, 2020, compared to $354.4 million at November 2, 2019.  The decrease in our backlog order levels reflect fewer orders as our wholesale customers shift to responding to consumer demand in-season, resulting in fewer up-front orders, as well as the economic impact of the COVID-19 pandemic.

Gross Profit

Gross profit decreased $39.5 million, or 29.5%, to $94.3 million for the third quarter of 2020, compared to $133.8 million for the third quarter of 2019, reflecting the difficult retail environment driven by the COVID-19 pandemic.  As a percentage of net sales, our gross profit decreased to 35.2% for the third quarter of 2020, compared to 37.2% for the third quarter of 2019.

Gross profit decreased $173.8 million, or 45.1%, to $211.7 million for the nine months ended October 31, 2020, compared to $385.5 million for the nine months ended November 2, 2019, primarily reflecting lower net sales and higher incremental cost of goods sold in the nine months ended October 31, 2020, driven by higher inventory markdowns reflecting the difficult retail environment driven by the COVID-19 pandemic, as well as $1.6 million in inventory markdowns related to the decision during the first quarter of 2020 to exit our Fergie brand.  As a percentage of net sales, our gross profit decreased to 31.7% for the nine months ended October 31, 2020, compared to 36.3% for the nine months ended November 2, 2019, primarily reflecting the incremental markdowns described above.

Selling and Administrative Expenses

Selling and administrative expenses decreased $27.4 million, or 23.9%, to $87.0 million for the third quarter of 2020, compared to $114.4 million for the third quarter of 2019.  The decrease was primarily driven by lower salaries expense attributable to the ongoing impact of the workforce reductions implemented in the first half of 2020, as well as lower marketing expense.  As a percentage of net sales, selling and administrative expenses increased to 32.5% for the third quarter of 2020, compared to 31.8% for the third quarter of 2019.

Selling and administrative expenses decreased $85.5 million, or 25.2%, to $253.2 million for the nine months ended October 31, 2020, compared to $338.7 million for the nine months ended November 2, 2019.  The decrease was primarily driven by lower salaries expense reflecting the strategic actions taken during the first half of 2020 to mitigate the impact of COVID-19.  The decrease also reflects lower logistics expenses and a reduction in variable expenses associated with the retail store closures during a portion of the first half of 2020 and the declining store base.  As a percentage of net sales, selling and administrative expenses increased to 37.9% for the nine months ended October 31, 2020, compared to 31.9% for the nine months ended November 2, 2019.

Impairment of Goodwill and Intangible Assets

As a result of the deterioration of general economic conditions and the resulting decline in our share price and market capitalization, we recorded impairment charges of $262.7 million during the first quarter of 2020, including $240.3 million associated with goodwill and $22.4 million associated with the indefinite-lived Allen Edmonds and Via Spiga trademarks.  There were no corresponding charges for the third quarter of 2020 or the nine months ended November 2, 2019.   Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $48.4 million for the nine months ended October 31, 2020, reflecting expenses associated with the impact of COVID-19 on our business operations, primarily impairment charges on store furniture and fixtures and lease right-of-use assets, liabilities due to our factories for order cancellations and severance expense.  Restructuring and other special charges were $0.6 million for the nine months ended November 2, 2019, primarily related to the integration of Vionic.  There were no restructuring and other special charges during the third quarter of 2020 or 2019.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings (Loss)

Operating earnings decreased $12.1 million to $7.3 million for the third quarter of 2020, compared to $19.4 million for the third quarter of 2019 as a result of the factors described above.  As a percentage of net sales, operating earnings decreased to 2.7% for the third quarter of 2020, compared to 5.4% in the third quarter of 2019.

Operating earnings (loss) decreased $398.8 million to an operating loss of $352.6 million for the nine months ended October 31, 2020, compared to operating earnings of $46.2 million for the nine months ended November 2, 2019 as a result of the factors described above.  As a percentage of net sales, the operating loss was 52.7% for the nine months ended October 31, 2020, compared to operating earnings of 4.4% in the nine months ended November 2, 2019.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Operating Results
Net sales	$(11.8)	100.0%	$(14.1)	100.0%	$(39.2)	100.0%	$(56.5)	100.0%
Cost of goods sold	(14.4)	122.4%	(16.8)	119.5%	(40.7)	103.9%	(58.3)	103.2%
Gross profit	2.6	(22.4)%	2.7	(19.5)%	1.5	(3.9)%	1.8	(3.2)%
Selling and administrative expenses	17.7	(150.0)%	5.4	(38.2)%	40.0	(101.9)%	18.1	(32.1)%
Restructuring and other special charges, net	—	—%	0.9	(6.9)%	0.6	(1.6)%	1.8	(3.2)%
Operating loss	$(15.1)	127.6%	$(3.6)	25.6%	$(39.1)	99.6%	$(18.1)	32.1%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $11.8 million for the third quarter of 2020 is $2.3 million, or 16.0%, lower than the third quarter of 2019.  The net sales elimination of $39.2 million for the nine months ended October 31, 2020 is $17.3 million, or 30.5%, lower than the nine months ended November 2, 2019.  The net sales elimination decreases for both periods reflect a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $12.3 million, to $17.7 million in the third quarter of 2020, compared to $5.4 million for the third quarter of 2019.  The increase was primarily driven by higher unallocated logistics and benefits expenses.  Selling and administrative expenses increased $21.9 million, to $40.0 million in the nine months ended October 31, 2020, compared to $18.1 million for the nine months ended November 2, 2019.  The increase was primarily driven by higher insurance and consulting expenses.

Restructuring and other special charges were $0.6 million for the nine months ended October 31, 2020, with no costs incurred during the third quarter of 2020.  The expenses incurred during the nine months ended October 31, 2020 were comprised primarily of costs associated with workforce reductions as we sought to minimize our expense structure during the COVID-19 pandemic, combined with incremental expenses associated with deep cleaning our facilities and related supplies.  During the three and nine months ended November 2, 2019, restructuring and other special charges of $0.9 million and $1.8 million, respectively, were incurred for Vionic integration-related costs.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 31, 2020	November 2, 2019	February 1, 2020
Borrowings under revolving credit agreement	$300.0	$295.0	$275.0
Long-term debt	198.7	198.3	198.4
Total debt	$498.7	$493.3	$473.4

Total debt obligations of $498.7 million at October 31, 2020 increased $5.4 million, from $493.3 million at November 2, 2019, and increased $25.3 million, from $473.4 million at February 1, 2020.  The increases from both November 2, 2019 and February 1, 2020 reflect higher net borrowings under our Credit Agreement taken as a precautionary measure during the first quarter of 2020 to increase our cash position and preserve financial flexibility given the uncertainty of the impact of COVID-19 on our business.  We have made significant progress reducing our borrowings from the first quarter of 2020, using cash from operations to reduce overall indebtedness to a level approximating levels prior to the onset of the pandemic.  Net interest expense for the third quarter of 2020 increased $0.4 million to $10.9 million, compared to $10.5 million for the third quarter of 2019.  The increase is primarily attributable to the fair value adjustment for the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 15 to the condensed consolidated financial statements, partially offset by lower average borrowings under our revolving credit agreement.

Credit Agreement

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  On April 14, 2020, we entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million. Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 1.0% imposed by the Credit Agreement) or the prime rate, plus a spread.  The Credit Agreement increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.  At October 31, 2020, we had $300.0 million in borrowings and $11.2 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $170.6 million at October 31, 2020.  We were in compliance with all covenants and restrictions under the Credit Agreement as of October 31, 2020.

$200 Million Senior Notes

On July 27, 2015, we issued $200.0 million aggregate principal amount of Senior Notes due on August 15, 2023 (the "Senior Notes").  The Senior Notes bear interest at 6.25%, which is payable on February 15 and August 15 of each year.  We may redeem some or all of the Senior Notes at various redemption prices.  The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of October 31, 2020, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Supplemental Guarantor Financial Information

The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of its existing and future subsidiaries that are guarantors under the Company’s revolving credit facility ("Credit Agreement").  The guarantors are 100% owned by Caleres, Inc. ("Parent").  On October 31, 2018, Vionic was joined to the Credit Agreement as a guarantor.  After giving effect to the joinder, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Credit Agreement.  During the second quarter of 2020, we adopted SEC Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, as further discussed in Note 2 to the condensed consolidated financial statements.  The following tables present summarized financial information for the Parent and guarantors on a combined basis after elimination of intercompany transactions between entities and amounts related to investments in any subsidiary that is a non-guarantor:

($ millions)	October 31, 2020	February 1, 2020
Current assets	$789.7	$783.6
Non-current assets	1,067.1	1,402.4
Current liabilities	888.9	781.8
Non-current liabilities	780.9	901.8

Thirty-Nine Weeks
Ended
($ millions)	October 31, 2020
Net sales (1)	$1,426.5
Gross profit	519.0
Operating loss	(390.6)
Net loss	(315.4)
Net loss attributable to Caleres, Inc.	(315.4)
(1)	Intercompany activity with the non-guarantor entities for the thirty-nine weeks ended October 31, 2020 was not material.

Working Capital and Cash Flow

	Thirty-Nine Weeks Ended
($ millions)	October 31, 2020	November 2, 2019	Change
Net cash provided by operating activities	$101.8	$145.7	$(43.9)
Net cash used for investing activities	(15.5)	(41.6)	26.1
Net cash used for financing activities	(7.1)	(81.9)	74.8
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	(0.2)
Increase in cash and cash equivalents	$79.1	$22.3	$56.8

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $43.9 million lower in the nine months ended October 31, 2020 as compared to the nine months ended November 2, 2019, primarily reflecting the following factors:

●	A decrease in net earnings, after consideration of non-cash items, in the nine months ended October 31, 2020, compared to the comparable period in 2019; and
●	An increase in income tax receivables in the nine months ended October 31, 2020, compared to a decrease in the nine months ended November 2, 2019; partially offset by
●	An increase in accrued expenses and other liabilities in the nine months ended October 31, 2020, compared to a decrease in the nine months ended November 2, 2019; and
●	A larger decrease in inventory for the nine months ended October 31, 2020, compared to the nine months ended November 2, 2019, due in part to our disciplined management of inventory during the pandemic.

Cash used for investing activities was $26.1 million lower in the nine months ended October 31, 2020 as compared to the nine months ended November 2, 2019, reflecting lower capital expenditures in the nine months ended October 31, 2020 as a result of the steps taken to reduce and/or defer capital expenditures to preserve financial flexibility during the pandemic.  In 2020, we expect to reduce our purchases of property and equipment and capitalized software to between $20 million and $30 million, as compared to $50.2 million in 2019.

Cash used for financing activities was $74.8 million lower for the nine months ended October 31, 2020 as compared to the nine months ended November 2, 2019, primarily due to $25.0 million of net borrowings under our revolving credit agreement in the nine months ended October 31, 2020, compared to net repayments of $40.0 million in the comparable period in 2019.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 31, 2020	November 2, 2019	February 1, 2020
Working capital ($ millions) (1)	$(87.8)	$7.4	$31.3
Current ratio (2)	0.91:1	1.01:1	1.04:1
Debt-to-capital ratio (3)	65.6%	43.8%	42.2%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at October 31, 2020 was a deficit of $87.8 million, which was $95.2 million and $119.1 million lower than at November 2, 2019 and February 1, 2020, respectively.  Our current ratio was 0.91 to 1 as of October 31, 2020, compared to 1.01 to 1 at November 2, 2019 and 1.04:1 at February 1, 2020.  The decrease in both working capital and the current ratio from November 2, 2019 and February 1, 2020 primarily reflects lower inventories driven by disciplined inventory management during the first nine months of 2020, as well as the reclassification of the mandatory purchase obligation to current liabilities, reflecting the anticipated settlement in the third quarter of 2021.  Our debt-to-capital ratio was 65.6% as of October 31, 2020, compared to 43.8% as of November 2, 2019 and 42.2% at February 1, 2020.

The increase in our debt-to-capital ratio from November 2, 2019 and February 1, 2020 primarily reflects lower shareholders’ equity due to the impact of the net loss recorded in the first nine months of 2020.  We believe our current cash flows from operations, as well as more than $170 million in borrowing availability under the Credit Agreement, provide ample liquidity to meet the Company’s working capital needs for the foreseeable future.

We declared and paid dividends of $0.07 per share in both the third quarter of 2020 and 2019.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

As discussed above, as a precautionary measure to increase our cash position and preserve financial flexibility given the uncertainty of the COVID-19 pandemic on our operations, we expanded the borrowing capacity on our Credit Agreement in April 2020.  We have also focused on managing costs, reducing both capital expenditures and inventory levels.  During the third quarter of 2020, debt reduction was a priority in our capital allocation process.  We reduced the borrowings under our revolving credit facility by $50.0 million, ending the third quarter with an outstanding balance of $300.0 million.  We anticipate that our solid financial position will allow us to make continued progress towards repaying our outstanding borrowings under our Credit Agreement.

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

During the first half of 2020, we deferred certain landlord payments, as discussed in Note 9 to the condensed consolidated financial statements, and as of October 31, 2020, we have accrued liabilities for factory order cancellations, as further described in Note 5 to the condensed consolidated financial statements.  These obligations are expected to be settled within the next year.  Except for these items and changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, changes in borrowings under our revolving credit agreement, changes in the mandatory purchase obligation associated with the acquisition of Blowfish Malibu and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to the contractual obligations identified in our Annual Report on Form 10-K for the year ended February 1, 2020.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year other than the adoption of ASC 326, as further described in Note 2 to the condensed consolidated financial statements.  For further information on the Company’s critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2020.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) the coronavirus outbreak and its adverse impact on our business operations, store traffic and financial condition; (ii) changing consumer demands, which may be influenced by consumers’ disposable income, which in turn can be influenced by general economic conditions; (iii) impairment charges resulting from a long-term decline in our stock price; (iv) rapidly changing fashion trends and purchasing patterns; (v) intense competition within the footwear industry; (vi) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (vii) imposition of tariffs; (viii) the ability to accurately forecast sales and manage inventory levels; (ix) cybersecurity threats or other major disruption to the Company’s information technology systems; (x) customer concentration and increased consolidation in the retail industry; (xi) transitional challenges with acquisitions; (xii) a disruption in the Company’s distribution centers; (xiii) foreign currency fluctuations; (xiv) changes to tax laws, policies and treaties; (xv) the ability to recruit and retain senior management and other key associates; (xvi) compliance with applicable laws and standards with respect to labor, trade and product safety issues; (xvii) the ability to maintain relationships with current suppliers; (xviii) the ability to attract, retain and maintain good relationships with licensors and protect intellectual property rights; and (xix) the ability to secure/exit leases on favorable terms.  The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended February 1, 2020.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of October 31, 2020, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2020:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
August 2, 2020 - August 29, 2020	—	$—	—	2,651,489

August 30, 2020 - October 3, 2020	2,107	8.18	—	2,651,489

October 4, 2020 - October 31, 2020	—	—	—	2,651,489

Total	2,107	$8.18	—	2,651,489
(1)	Includes shares purchased as part of our publicly announced stock repurchase programs and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.
(2)	On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the repurchase of 2,500,000 shares of our outstanding common stock. In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of an additional 5,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have an expiration date. Under these plans, the Company repurchased zero and 2,902,122 shares during the thirteen and thirty-nine weeks ended October 31, 2020, respectively. During the thirteen and thirty-nine weeks ended October 31, 2019, the Company repurchased 58,263 and 1,588,741 shares. As of October 31, 2020, there were 2,651,489 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 29, 2020.
3.2		Bylaws of the Company as amended through May 28, 2020, incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed May 29, 2020.
10.4a*	†	Form of Performance Award Agreement (for 2020-2022 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, filed herewith.
22	†	List of Guarantor Subsidiaries
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH	†	iXBRL Taxonomy Extension Schema Document
101.CAL	†	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	†	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	iXBRL Taxonomy Presentation Linkbase Document
101.DEF	†	iXBRL Taxonomy Definition Linkbase Document
104	†	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*     Denotes management contract or compensatory plan arrangements.

†	Denotes exhibit is filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: December 9, 2020	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer