Form 10-K
period 2021-01-30
CALERES INC
filed 2021-03-30
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of August 1, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $224.4 million.

As of February 27, 2021, 37,947,704 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2021.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of March 30, 2021, unless otherwise specified.

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

Our forward-looking statements represent our estimates and expectations at the time that we make them. However, circumstances change constantly, often unpredictably, and investors should not place undue reliance on these statements. Many events beyond our control will determine whether our expectations will be realized.  For example, we experienced an adverse impact on our financial results in 2020 as a result of the coronavirus pandemic and may experience further deterioration depending on actions taken by government officials to address the spread of the virus, the pace of vaccination efforts and the introduction or spread of any variants of the coronavirus.  We disclaim any current intention or obligation to revise or update any forward-looking statements, or the factors that may affect their realization, whether in light of new information, future events or otherwise, and investors should not rely on us to do so. In the interests of our investors, and in accordance with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Part I. Item 1A. Risk Factors explains some of the important reasons that actual results may be materially different from those that we anticipate.

PART I

ITEM 1BUSINESS

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

Our net sales are comprised of four major categories: women’s footwear, men’s footwear, children’s footwear and clothing and accessories. The percentage of net sales attributable to each category is as follows:

	2020	2019	2018
Women's footwear	61%	63%	61%
Men's footwear	23%	22%	24%
Children's footwear	10%	9%	8%
Clothing and accessories	6%	6%	7%

Impacts of the COVID-19 Pandemic on our Business

The United States and global economies continue to be adversely affected by the coronavirus (“COVID-19”) pandemic, which was declared a global pandemic by the World Health Organization in March 2020.  During the first half of 2020 our retail stores were temporarily closed as a result of the COVID-19 pandemic. We took decisive actions to mitigate the adverse impact of the pandemic, including the following:

●	Aligned our workforce and related expenses to meet the needs of a lower demand environment, including associate furloughs for a significant portion of the workforce, salary reductions for most remaining associates, and reductions in the cash retainers for our Board of Directors;
●	Reduced marketing expenses and variable expenses during the store closure period;
●	Tightly managed inventory levels, continuously balancing supply and demand;
●	Leveraged strong supplier partnerships to reduce product receipts and extend payment terms;
●	Negotiated with landlords to abate and/or defer certain lease payments;
●	Eliminated or deferred all non-essential capital projects, including Famous Footwear store remodels and planned store openings during the first half of 2020 and reduced capital expenditures for the remainder of 2020;
●	Expanded e-commerce sales by capitalizing on the significant enhancements in our omni-channel capabilities;
●	Utilized our expansive network of temporarily closed retail locations during the first half of 2020 as distribution centers to support increased e-commerce business; and
●	Adapted our buy online, pick-up-in-store capability to include a contactless curbside pickup option at certain retail locations.

In addition, as a precautionary measure to preserve financial flexibility given the uncertainty in the United States and global markets resulting from the COVID-19 pandemic, we increased the borrowing capacity on our revolving credit facility to $600.0 million in April 2020.  Although we have reopened all of our retail stores from the temporary store closures in the first half of 2020, our business results were negatively impacted in 2020 by the COVID-19 pandemic and continue to be impacted.  Many of our stores have reduced operating hours and have experienced declines in foot traffic with stay-at-home orders and other government mandates, which resulted in lower sales in 2020, despite our e-commerce business experiencing robust growth during this time.  In addition, a small number of stores have temporarily closed again, due to local government mandates or illness.

We believe we are better positioned and prepared to manage through this period as a result of the actions we have taken.  However, the depth and duration of the pandemic and its impact on overall consumer confidence and spending is not known.  While vaccination efforts are currently underway, we continue to experience disruption to our business, and expect an adverse impact on our financial results in 2021.  The extent and duration of COVID-19 on our financial performance depends on factors outside of our control, including actions taken by government officials, the pace of vaccination efforts and the introduction or spread of any COVID-19 variants.  For a further discussion on the risks, uncertainties and actions we have taken in response to COVID-19, refer to Item 1A, Risk Factors, and Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Human Capital Management

As of January 30, 2021, we had approximately 8,400 employees, including 4,900 full-time and 3,500 part-time.  In the United States, there were no employees subject to union contracts.  In Canada, we employ approximately 20 warehouse employees under a union contract, which expires in October 2022.  The Company’s success depends on our ability to attract, develop, motivate and retain qualified management, administrative, product design and development and sales and marketing personnel to support existing operations and future growth.

Compensation Programs and Employee Benefits

We believe that pay, benefits and incentives make up the total rewards package and provide employees and their families with financial protection and security for the future.  Our compensation programs are designed to encourage and reward our executives and associates for superior performance and drive long-term shareholder value.  We offer a comprehensive benefits package to our employees that provides, among other benefits, competitive salaries and wages; comprehensive health insurance coverage to eligible employees; retirement plans; education assistance; paid time off; and charitable giving opportunities through the Caleres Cares Charitable Trust, including volunteer opportunities and our matching gift program.

Diversity, Equity and Inclusion

Caleres was founded on the insight that people are unique, and we are proud of our inclusive and collaborative environment where differences are celebrated.  We believe that Caleres should be as diverse as our customers.  We seek and engage talented individuals from all backgrounds, ethnicities, genders, lifestyles and belief systems.

During 2020, we made a commitment to our employees, partners and customers to recharge our diversity, equity and inclusion initiatives, including refining our diversity strategy, creating a Diversity, Equity and Inclusion Council, and providing mandatory unconscious bias training for all employees.  In October 2020, we hired a senior-level executive to drive these initiatives, as well as oversee the Company’s affirmative action plans and monitor employee engagement.

ESG Initiative

We made significant progress on our environmental, social and governance (“ESG”) initiative during 2020.  We remain focused on using sustainable materials in the footwear we source and sell.  During the first quarter of 2021, we plan to publish our inaugural corporate ESG report, which will detail our ESG strategy, highlight our accomplishments, provide key disclosures and discuss both our short and long-term goals for sustainable products and practices.

Competition

With many companies operating e-commerce and traditional brick and mortar retail shoe stores and shoe departments, we compete in a highly fragmented market.  In addition, the continuing consumer shift to online and mobile shopping has increased price competition and requires retailers to lower shipping costs charged to customers, improve shipping speeds and optimize mobile platforms.  Our competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and e-commerce businesses.  Quality of products and services, store location, trend-right merchandise selection and availability of brands, pricing, marketing, advertising and consumer service are all factors that impact retail competition.

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

FAMOUS FOOTWEAR

Our Famous Footwear segment is one of America’s leading family-branded footwear retailers, with $1.3 billion in net sales for 2020. Famous Footwear employs an omni-channel approach to reach consumers wherever they want to shop, including our growing e-commerce channel through famousfootwear.com and famousfootwear.ca, as well as over 900

Famous Footwear retail locations.  Our core consumers are those who seek leading national brands of athletic, casual and fashionable footwear at a value for themselves and their families.

Famous Footwear features a wide selection of brand name athletic, casual and dress shoes for the entire family.  Brands carried include, among others, Nike, Skechers, adidas, Vans, Converse, Crocs, Puma, Birkenstock, Asics, New Balance, Under Armour, Bearpaw, Timberland and Sperry, as well as company-owned and licensed brands including, among others, Dr. Scholl’s Shoes, Blowfish Malibu, LifeStride, Naturalizer, Circus by Sam Edelman, Franco Sarto and Ryka.  Our company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 6% of the Famous Footwear segment’s net sales. We work closely with our vendors to provide consumers with fresh product and, in some cases, product exclusively designed for and available only at Famous Footwear.  Famous Footwear’s retail price points typically range from $20 for shoes up to $260 for boots.

Famousfootwear.com and famousfootwear.ca offer an expansive product assortment, beyond what is sold in our retail stores.  Accessible via desktop, tablet and mobile devices, these e-commerce websites help consumers explore product assortments, including items available in local stores, and make purchases. Many of our consumers also enjoy the convenience of buying online and picking up product in their local store.  We continue to enhance our digital technology and e-commerce platform, recently adding features such as consumer-specific offers and advanced search capabilities. We have also launched a new version of the Famous Footwear Rewards mobile application to deliver a superior experience for the 80% of our online shoppers who visit our site on a mobile device.

Famous Footwear also has an extensive customer loyalty program, Famously You Rewards (“Rewards”), which informs and rewards members with free shipping and bonus points for online purchases, product previews, earned incentives based upon purchase continuity and other periodic promotional offers. Our e-commerce websites allow members of Rewards to view their points status and purchase history, manage profile settings and engage further with the brand.  Famous Footwear’s mobile app also serves as a hub for Rewards members to shop, find local stores, redeem Rewards certificates and learn about the newest products, latest trends and hottest deals.

Our Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in 49 states, Canada and Guam.  The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2020	2019	2018
Strip centers	600	624	653
Outlet malls	175	177	183
Regional malls	141	148	156
Total	916	949	992

We expect to open approximately 10 new stores and close approximately 60 stores in 2021, as we continue to align our real estate and e-commerce strategies.  New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores.  While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

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

Famous Footwear’s marketing programs include e-commerce advertising, digital marketing and social media, direct mail and in-store advertisements, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers.  We believe the success of our marketing campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns.  In 2020, we spent approximately $40.2 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers.

BRAND PORTFOLIO

Our Brand Portfolio segment offers retailers and consumers a portfolio of leading brands by designing, developing, sourcing, manufacturing, marketing and distributing branded footwear for women, men and children at a variety of price points.  Certain of our branded footwear products are sold under brand names that are owned by the Company and others are developed pursuant to licensing agreements.  Our Brand Portfolio segment sells footwear on a wholesale basis to retailers. The segment also sells footwear on a direct-to-consumer basis through our branded retail stores and e-commerce businesses.

Portfolio of Brands

The following is a listing of our principal brands and licensed products:

Naturalizer:  Since 1927, we’ve crafted beautiful and modern styles that look and feel exceptional, inside and out. In fact, Naturalizer is the first to construct shoes to withstand the test of time.  Our legendary emphasis on fit and elegant simplicity launched a brand that became known as “the shoe with the beautiful fit.”

Our Naturalizer brand is sold primarily at Naturalizer retail stores, national chains, online retailers, online at naturalizer.com and naturalizer.ca, department stores and independent retailers. Naturalizer footwear is also distributed through wholesale partners in 37 countries around the world and approximately 47 retail stores.  Suggested retail price points range from $69 for shoes to $240 for boots.  In November 2020, we announced that, with the exception of a limited number of flagship locations, we planned to close all Naturalizer retail stores in the United States and Canada.  We expect all planned retail store closures to be completed in the first quarter of 2021.  We continue to view the Naturalizer brand as a strong and value-driving component of our portfolio of brands.  Therefore, we will be focusing on growing the brand’s e-commerce through naturalizer.com, our retail partners and their websites, and the flagship stores.

Vionic: In October 2018, we acquired Vionic to expand our access to the growing contemporary comfort footwear category. Vionic brings together style and science, combining innovative biomechanics with the most coveted trends.  Vionic designs its Three-Zone Comfort technology into every shoe it makes, resulting in unparalleled stability, ultimate arch support, and cushioning.  As pioneers in foot health with a global team of experts behind the brand, Vionic brings a fresh perspective to fashionable, supportive footwear.  Featuring a wide range of silhouettes, premium materials, and thoughtful design for women and men, Vionic offers the style you want with the comfort you crave across a vast selection of sneakers, active, casual & dress options, sandals, boots, and slippers.  The brand is sold online, through independent retailers, television, department stores, national chains and specialty retailers for suggested retail price points from $40 for shoes to $250 for boots.

Sam Edelman: Designer Sam Edelman’s lifestyle brand is inspired by timeless American elegance that bridges the gap between aspiration and attainability to define modern luxury. Sam Edelman footwear is sold primarily through e-commerce retailers, national chains, department stores, Sam Edelman retail stores, online at samedelman.com, catalogs and independent retailers at suggested retail price points from $50 for shoes to $300 for boots.

Dr. Scholl’s Shoes:  Inspired by its founder Dr. William Scholl, Dr. Scholl’s Shoes remains forever passionate about creating iconic, effortless footwear for a healthy life. This footwear reaches consumers at a wide range of distribution channels including national chains, department stores, mass merchandisers, online, including drschollshoes.com, our Famous Footwear retail stores and independent retailers. Suggested price points range from $50 for shoes to $190 for boots. We have a long-term license agreement to sell Dr. Scholl’s Shoes, which is renewable through December 2026 for sales in the United States, Canada and Latin America.

Blowfish Malibu: In July 2018, we acquired a controlling interest in Blowfish Malibu. Blowfish Malibu, which was founded in 2005, designs and sells women’s and children’s footwear that captures the fresh youthful spirit and casual living that is distinctively Southern California. The brand is sold at national chains, our Famous Footwear stores and independent retailers. Suggested retail price points range from $20 for shoes to $90 for boots.

Allen Edmonds: In December 2016, we acquired Allen Edmonds to increase our penetration in men’s footwear. Allen Edmonds, founded in 1922, is a U.S.-based direct-to-consumer and wholesaler of premium men’s footwear, apparel, leather goods and accessories with a strong manufacturing heritage.  Allen Edmonds products are available at our 69 Allen

Edmonds stores in the United States, online at allenedmonds.com and at select retailers worldwide at suggested retail price points from $245 for shoes to $495 for boots.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value both style and all-day comfort. The brand is sold in national chains, our Famous Footwear retail stores, online, including lifestride.com and department stores at suggested retail price points ranging from $60 for shoes to $110 for boots.

Franco Sarto:  The Franco Sarto brand embodies timeless, wearable style inspired by the craft and design of Italian footwear. The brand is sold in major national chains, online, including francosarto.com, department stores, specialty retailers, our Famous Footwear stores and independent retailers at suggested retail price points from $89 for shoes to $280 for boots.

Rykä: For over 30 years, Rykä has been innovating athletic footwear exclusively for women. The brand is distributed through national chains, online retailers, including ryka.com, independent retailers, department stores, specialty retailers and our Famous Footwear retail stores at suggested retail price points from $60 to $100.

Vince: The Vince women’s shoe collection launched in 2012 and was expanded in 2014 to include the Vince men’s footwear collection. The brand is primarily sold in premier department stores, online, national chains and specialty retailers at suggested price points from $195 for shoes to $695 for boots. We have a license agreement with Vince, LLC to sell Vince footwear through December 2021.

Bzees: Bzees is a brand of machine washable women’s footwear designed to make you feel weightless, energized and free.   The brand is distributed through national chains, department stores, online retailers including bzees.com, independent retailers, specialty retailers and our retail stores at suggested retail price points from $59 for shoes to $179 for boots.

Zodiac: The Zodiac brand was launched in the late 1970s and acquired by us in 2005. In July 2019, we initiated a brand refresh by blending the past with the present to provide authentic, quality footwear that is supremely relevant for today’s modern and expressive consumer lifestyles.  The brand relaunched in 2020 and Zodiac is now available at major national chains, at online retailers, including zodiacshoes.com, and through our Famous Footwear business at suggested retail price points ranging from $69 for sandals to $149 for boots.

Veronica Beard: In 2019, we announced an exclusive partnership with the American ready-to-wear brand, Veronica Beard, to produce their women’s footwear collection, beginning with the spring 2020 season. The Veronica Beard collection includes styles that strike the balance between cool and classic, taking the consumer from day to night and work to weekend. The brand is distributed through domestic wholesale partners carrying Veronica Beard ready-to-wear and independent footwear retailers at suggested retail price points ranging from $295 for shoes to $450 for boots.

Wholesale

Within our Brand Portfolio segment, our brands are distributed on a wholesale basis to approximately 4,200 retailers, including online retailers, national chains, department stores, mass merchandisers and independent retailers throughout the United States and Canada, as well as approximately 66 other countries (including sales to our retail operations). Our most significant wholesale customers include Famous Footwear and many of the nation’s largest retailers, including online retailers such as Amazon.com, Nordstrom.com, Macys.com and Zappos.com; national chains such as DSW, Nordstrom Rack, TJX Corporation (including TJ Maxx and Marshalls), Ross Stores and Kohl’s; department stores such as Dillard’s, Nordstrom and Macy’s, mass merchandisers such as Walmart; and independent retailers such as Qurate Retail Group, which operates QVC, Home Shopping Network and Zulily.  We also sell product to a variety of international retail customers and distributors.  The loss of any one or more of our significant customers could have a material impact on our Brand Portfolio segment and the Company.

Our Brand Portfolio segment sold approximately 33 million pairs of shoes on a wholesale basis during 2020.  We sell footwear to wholesale customers on both a landed and a first-cost basis.  Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers.  Landed sales generally carry a higher profit rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership.  To allow for the prompt shipment of reorders and to satisfy our growing e-commerce demand, we carry inventories of certain styles.  First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port.  Many of these customers then import this product into the United States.

Products sold under license agreements accounted for approximately 15% of the sales of the Brand Portfolio segment in 2020, 16% of the segment’s sales in 2019 and 20% of the segment’s sales in 2018.  Caleres also receives license revenue from third parties related to certain owned brands, for use in connection with other brand-enhancing non-footwear product categories.

Direct-to-Consumer

Our Brand Portfolio segment includes the operations of several e-commerce websites, including naturalizer.com, naturalizer.ca, vionicshoes.com, samedelman.com, allenedmonds.com, drschollsshoes.com, lifestride.com, francosarto.com, ryka.com, bzees.com and zodiacshoes.com, which offer substantially the same product selection to consumers as we sell to our wholesale customers. Vince.com, blowfishshoes.com, and veronicabeard.com complement our distribution of those brands.  References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

We also operate retail stores for certain brands, including Naturalizer, Allen Edmonds and Sam Edelman. The number of our Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2020	2019	2018
Naturalizer	80	139	140
Allen Edmonds	69	74	76
Sam Edelman	21	15	13
Total	170	228	229

At the end of 2020, we operated 50 Naturalizer stores in Canada, 25 in the United States and five in China.  In November 2020, we announced that, with the exception of a limited number of flagship locations, we planned to close all Naturalizer retail stores in the United States and Canada. During 2020, we operated 69 Allen Edmonds stores in the United States, each averaging approximately 1,600 square feet.  We operated 13 Sam Edelman stores in the United States and eight in China at the end of 2020, each averaging approximately 2,400 square feet.

Marketing

We continue to build on the recognition of our portfolio of brands to create differentiation and consumer loyalty.  Our marketing teams are responsible for the development and implementation of innovative marketing programs that serve the consumer facing needs of our portfolio of brands as well as that of our retail partners.  In 2020, we spent approximately $33.0 million in advertising and marketing support for our Brand Portfolio segment, including digital marketing and social media, consumer media advertising, product placement, production, print, trade shows and in-store displays.  The marketing teams are also responsible for driving the development of branding and content for our brand websites.  We continually focus on enhancing the effectiveness of these marketing efforts through consumer insights, market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers.  Our marketing teams are instrumental in continuing to drive growth in e-commerce sales, producing relevant and purpose-driven brand positioning and creating meaningful connections with consumers that have increased awareness and loyalty across our portfolio.  We continue to leverage consumer insights and data to inform marketing initiatives to capture a greater share of our target consumers’ spend as well as reach new audiences with a high propensity to purchase our products.

Product Development, Sourcing and Manufacturing Operations

We develop and source footwear for our Brand Portfolio segment and also a portion of the footwear sold by our Famous Footwear segment.  We have sourcing and product development offices in Clayton, Missouri; Dongguan, China; Putian, China; San Rafael and Culver City, California; New York, New York; Port Washington, Wisconsin; Florence, Italy; Macau; Ho Chi Minh City, Vietnam; Hong Kong and Addis Ababa, Ethiopia.  In addition, we have manufacturing facilities in Port Washington, Wisconsin and Santiago, Dominican Republic that manufacture our Allen Edmonds footwear.

Product Development Operations

We maintain design and product development teams for our brands in Clayton, Missouri; Dongguan, China; Putian, China; San Rafael, California; New York, New York; Port Washington, Wisconsin and Culver City, California, as well as other select fashion locations, including Florence, Italy.  These teams, which include independent designers, are responsible for the creation and development of new product styles.  Our designers monitor trends in fashion footwear and apparel and work closely with retailers to identify consumer footwear preferences.  Our design teams create collections of footwear, and our product development and sourcing offices convert those designs into new footwear styles.  We operate a sample-making facility in Dongguan, China that allows us to have greater control over our product development in terms of accuracy, execution and speed-to-market.  Our long-range plans include further expansion into new markets outside of China, growing our use of 3D design technology in developing new product, and continuing to drive excellence in product value and execution in a rapidly changing manufacturing landscape.  Our distribution center campus in Chino, California, which opened in 2018, provides additional shipping flexibility, operational efficiencies and an expansion of our logistics infrastructure capacity.

Sourcing Operations

In 2020, the sourcing operations sourced approximately 28 million pairs of shoes through a global network of third-party independent footwear manufacturers.  The majority of our footwear sourced is provided by approximately 75 manufacturers operating approximately 115 manufacturing facilities.  In certain countries, we use agents to facilitate and manage the development, production and shipment of product.  We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships.  While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.  Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style.

The following table provides an overview of our sourcing by country in 2020:

Millions of
Country	Pairs
China	18.4
Vietnam	8.5
India	0.6
Other	0.9
Total	28.4

Manufacturing

While we source the majority of our footwear from independent footwear manufacturers as discussed above, we also maintain and operate manufacturing facilities in Port Washington, Wisconsin and Santiago, Dominican Republic.  These facilities manufacture footwear and certain accessories for our Allen Edmonds brand.  We believe operating our own manufacturing facilities in North America provides us with greater control over the quality and craftsmanship that are essential to the iconic Allen Edmonds brand.  In addition, our Port Washington facility serves our recrafting operations, which allows the Allen Edmonds consumer to extend the life of their footwear, restoring their shoes to nearly their original state.

Backlog

At January 30, 2021, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $218.2 million, compared to $295.4 million on February 1, 2020.  Most orders are for delivery within the next 90 to 120 days.  Orders are subject to cancellation, and many of our wholesale partners canceled orders during the first half of 2020 due to the business impact of COVID-19 resulting in the temporary closure of their retail stores.  However, prior to 2020, we have not experienced significant cancellations of orders.  The decrease in our backlog order levels reflects fewer orders as our wholesale customers shift to responding to consumer demand in-season, resulting in fewer upfront orders, as well as the ongoing economic impact of the COVID-19 pandemic.

The backlog at any particular time is affected by a number of factors, including seasonality, the continuing trend among customers to reduce the lead time on their orders, capacity shifts at international manufacturers, and the volume of retail replenishment and e-commerce drop ship orders that are received immediately rather than in advance.  Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person. There is no family relationship between any of the named persons. The terms of the following executive officers will expire in May 2021 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	65	Chief Executive Officer and Chairman of the Board of Directors
John W. Schmidt	60	President
Angela A. Bass	63	Senior Vice President, Chief Human Resources Officer
Thomas C. Burke	53	Vice President, General Counsel and Secretary
Michael R. Edwards	50	Division President – Famous Footwear
Daniel R. Friedman	60	Chief Sourcing Officer
Kenneth H. Hannah	52	Senior Vice President, Chief Financial Officer
Todd E. Hasty	48	Senior Vice President, Chief Accounting Officer
Willis D. Hill	49	Senior Vice President, Chief Information Officer
Douglas W. Koch	69	Senior Vice President, Strategic Projects
Mark A. Schmitt	57	Senior Vice President, Chief Logistics Officer

The period of service of each officer in the positions listed and other business experience are set forth below.

Diane M. Sullivan, Chief Executive Officer and Chairman of the Board of Directors since February 2014.  President and Chief Executive Officer from May 2011 to November 2020. President and Chief Operating Officer from March 2006 to May 2011. President from January 2004 to March 2006.

John W. Schmidt, President since December 2020.  Division President – Brand Portfolio from October 2015 to December 2020. Division President – Contemporary Fashion Brands from January 2011 to September 2015. Senior Vice President, Better and Image Brands from January 2010 to January 2011. Senior Vice President and General Manager, Better and Image Brands from March 2008 until January 2010. Various positions, including Vice President, President, Group President of Wholesale Footwear for Nine West Group from September 1998 to February 2008.

Angela A. Bass, Senior Vice President, Chief Human Resources Officer since September 2019. Owner and Principal Consultant, Angela A. Bass Consulting, LLC from August 2017 to August 2019. Executive Vice President of Global Human Resources, Performance Sports Group Ltd from January 2012 to July 2017.

Thomas C. Burke, Vice President, General Counsel and Secretary since August 2016.  Vice President, Legal from December 2015 to August 2016.  Deputy General Counsel from March 2012 to December 2015.  Various positions at the Company, including Associate General Counsel and Director, Talent Management, from March 2001 to March 2012.

Michael R. Edwards, Division President – Famous Footwear since November 2020. Senior Vice President, Digital Commerce, Planning, Allocation and Stores from February 2018 to November 2020.  Chief Customer Officer from September 2017 to February 2018.  Senior Vice President, Planning, Allocation and Analytics from December 2016 to September 2017.  Vice President, Planning and Allocation from May 2015 to December 2016.  Vice President, Merchandising and Sales Operations from October 2011 to May 2015.

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

ITEM 1ARISK FACTORS

MACROECONOMIC AND INDUSTRY RISKS

The coronavirus pandemic has adversely affected and continues to impact our business operations, store traffic and financial condition.

The coronavirus pandemic both in the U.S. and globally, and related government and private sector responsive actions, has adversely affected and continues to impact our business operations.  Retail store traffic was significantly lower in 2020 as a result of COVID-19.  It is impossible to predict the effect and ultimate impact of COVID-19 and the impact on the economy, the retail industry and the Company.  The extent to which COVID-19 will continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the actions taken to contain it or treat its impact.  A delay in widespread distribution of a vaccine, or a lack of public acceptance of a vaccine could hamper consumer demand.  Further, there is no assurance that the vaccine will ultimately be successful in limiting or stopping the spread of COVID-19.  A continuation of the health crisis may have a material impact on the retail sector, consumer demand, and the Company’s results of operations and liquidity.

Consumer demand for our products may be adversely impacted by economic conditions and other factors.

Worldwide economic conditions continue to be uncertain. Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including the COVID-19 pandemic, fiscal policy, the changing tax and regulatory environment, interest rates, minimum wage rates and regulations, inflation, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions and the economic consequences of military action or terrorist activities.  We experienced a decline in sales of dress footwear during 2020 due to limited social gatherings and the shift towards working from home as a result of the COVID-19 pandemic.  Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products.  Negative trends in economic conditions could also drive up the cost of our products, which may require us to increase our product prices.  These increases in our product costs, and possibly prices, may not be offset by comparable increases in consumer disposable income.  As a result, our customers may choose to purchase fewer of our products or purchase the lower priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.  The long-term economic impact of the COVID-19 pandemic and resulting global economic decline on consumer demand for our products cannot be reasonably predicted.

If we are unable to anticipate and respond to consumer preferences and fashion trends and successfully apply new technology, we may not be able to maintain or increase our net sales and earnings.

The footwear industry is subject to rapidly changing consumer shopping preferences and patterns and fashion trends.  Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change.  In addition, the rapid consumer shift to online and mobile shopping, which was further accelerated by the COVID-19 pandemic, is requiring retailers to lower shipping costs charged to customers, improve shipping speeds and optimize mobile platforms.  The trend toward online and mobile shopping increases the volume of smaller shipments, including single-pair shipments, from our warehouses.  The increased volume of smaller shipments may result in higher average distribution costs, including both shipping and processing costs incurred at our distribution centers.  In addition, an increase in e-commerce sales volume, which have higher return rates than in-store sales, may in turn lead to higher shipping and processing costs.  The success of both our wholesale and retail operations depends largely on our ability to anticipate, understand and react to these changing consumer shopping patterns.  If we fail to respond to changes in consumer shopping patterns, demands and fashion trends, develop new products and designs, and implement effective, responsive merchandising and distribution strategies and programs, we could experience lower sales, excess inventories and lower gross margins, any of which could have an adverse effect on our results of operations and financial condition.

We operate in a highly competitive industry.

Competition is intense in the footwear industry.  There has also been consolidation of competitors in the industry, resulting in certain competitors that are larger and have greater financial, marketing and technological resources than we do.  In addition, a move toward vertical integration by our competitors could create additional competitive pressures that may decrease our market share.  Other competitors are able to offer footwear on a lateral basis alongside their apparel products, or have successfully branded their trademarks as lifestyle brands, resulting in greater competitive advantages.  Low barriers to entry into this industry further intensify competition by allowing new companies to easily enter the markets in which we compete.  Some of our suppliers further compound these competitive pressures by allowing consumers to purchase their products directly through supplier-maintained e-commerce sites and retail stores.  The Internet facilitates price transparency and comparison shopping, which increases the level of competition we face and puts competitive pressure on us to keep our prices low.

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

Our wholesale customers include e-commerce retailers, national chains, department stores, mass merchandisers and independent retailers.  Several of our customers operate multiple department store divisions.  Furthermore, we often sell multiple types of branded, licensed and private-label footwear to these same customers.   While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by a significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

In addition, with the growing trend toward retail trade consolidation, including store count reductions at major retail chains, and consumers’ continued shift to online shopping, we and our wholesale customers increasingly depend upon a reduced number of key retailers whose bargaining strength is growing.  This consolidation may result in the following adverse consequences:

●	Our wholesale customers may seek more favorable terms for their purchases of our products, which could limit our ability to raise prices, recoup cost increases or achieve our profit goals.
●	The number of stores that carry our products could decline, thereby exposing us to a greater concentration of accounts receivable risk and negatively impacting our brand visibility.

We also face the following risks with respect to our customers:

●	Our customers could develop in-house brands or use a higher mix of private-label footwear products, which may negatively impact our sales.
●	As we sell our products to customers and extend credit based on an evaluation of each customer’s financial condition, the financial difficulties, including bankruptcy, of a customer could cause us to stop doing business with that customer, reduce our business with that customer or be unable to collect from that customer.
●	Since we transact primarily in United States dollars, our international customers could purchase from competitors who will transact business in their local currency.
●	Certain of our major wholesale customers have experienced a significant downturn or disruption in their business, including the impact of COVID-19. If our customers continue to experience significant downturns or disruptions in their business, or file for bankruptcy, they may reduce their purchases of our products.
●	Retailers are directly sourcing more of their products directly from international manufacturers and reducing their reliance on wholesalers, which could have a material adverse effect on our business and results of operations.

Our quarterly sales and earnings may fluctuate, which may result in volatility in, or a decline in, our stock price.

Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control, including the following:

●	The COVID-19 pandemic has impacted the global economy. Sales and earnings in 2020 were adversely impacted by the pandemic and may continue to be impacted.
●	Our Famous Footwear retail business is seasonally weighted to the back-to-school season, which primarily falls in our third fiscal quarter. As a result, the success of our back-to-school offering, which is affected by our ability to anticipate consumer demand and fashion trends, could have a disproportionate impact on our full year results.
●	In our wholesale business, sales of footwear are dependent on orders from our major customers, and they may change delivery schedules, change the mix of products they order or cancel orders without penalty.
●	Our wholesale customers have been moving toward lower initial orders and more replenishment orders, which may result in shifts of sales between quarters.
●	Our estimated annual tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter.
●	Our earnings are also sensitive to a number of factors that are beyond our control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, consumer sentiment and currency exchange rate fluctuations.

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

Although we purchase most of our products from international manufacturers in United States dollars and otherwise may engage in foreign currency hedging transactions from time to time, we may experience cost variations with respect to exchange rate changes.  Currency exchange rate fluctuations may also adversely impact third parties who manufacture the Company’s products by making their purchases of raw materials or other production costs more expensive and more difficult to finance, resulting in higher prices and lower margins for the Company, its distributors and licensees.

A long-term decline in our stock price may result in impairment charges.

As a result of the impact of the COVID-19 pandemic on the economy and volatility in global stock prices, including the Company’s stock price, we recognized material impairment charges during 2020.  If there are additional periods of lower stock market valuations or an adverse impact to cash flow projections as a result of the impact of COVID-19 or other economic conditions, we may be required to perform additional impairment tests for intangible assets and long-lived assets, which may result in additional material impairment charges.

OPERATIONAL RISKS

We rely primarily on international sources of production, which subjects our business to risks associated with international trade.

We rely primarily on international sourcing for our footwear products through third-party manufacturing facilities located outside the United States.  As is common in the industry, we do not have any long-term contracts with our third-party international manufacturers.  International sourcing is subject to numerous risks, including trade relations, work stoppages, transportation delays (including delays at international and domestic ports) and costs (including customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), domestic and international political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict, changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act) and geo-political events.  We have recently experienced supply chain disruptions and port congestion, leading to delayed receipt of inventory in 2021.  If supply chain disruptions continue, our financial results could be adversely impacted.  In addition, the imposition of tariffs or other costs on imported products may result in an increase in product prices, which may in turn adversely impact our gross margins if we are unable to mitigate the impact of the costs.  There is also uncertainty surrounding the impact of any changes to trade legislation as a result of the shift in the U.S. presidential administration and control of the U.S. Congress.  At the same time, potential changes in manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

●	Manufacturing capacity may shift from footwear to other industries with manufacturing margins that are perceived to be higher.
●	Some footwear manufacturers may face labor shortages as workers seek better wages and working conditions in other industries and locations.

As a result of these risks, there can be no assurance that we will not experience reductions in available production capacity, increases in our product costs, late deliveries or terminations of our supplier relationships.  Furthermore, these sourcing risks are compounded by the lack of diversification in the geographic location of our international sourcing and manufacturing.  Approximately 65% of the footwear we sourced in 2020 was from China.  With the majority of our supply originating in China, a substantial portion of our supply could be at risk in the event of any significant negative development related to relations between United States and China.

Although we believe we could find alternative manufacturing sources for the products that we currently source from third-party manufacturing facilities in China or other countries, we may not be able to locate alternative manufacturers on terms as favorable as our current terms, including pricing, payment terms, manufacturing capacity, quality standards and lead times for delivery.  In addition, there is substantial competition in the footwear industry for quality footwear manufacturers.  Accordingly, our future results will partly depend on our ability to maintain positive working relationships with, and offer competitive terms to, our international manufacturers.  If supply issues cause us to be unable to provide products consistent with our standards or manufacture our footwear in an efficient and cost-effective manner, our customers may cancel orders, refuse to accept deliveries or demand reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.

We are reliant upon our information technology systems, and any major disruption of these systems could adversely impact our ability to effectively operate our business.

Our computer network and systems are essential to all aspects of our operations, including design, pricing, production, accounting, reporting, forecasting, ordering, manufacturing, transportation, sales and distribution.  Our ability to manage and maintain our inventory and to deliver products in a timely manner depends on these systems.  With the continued growth in direct-to-consumer sales on our e-commerce sites, any system disruption may result in an adverse impact to our operations.  If any of these systems fails to operate as expected, we experience problems with transitioning to upgraded or replacement systems, a breach in security occurs or a natural disaster interrupts system functions, we may experience delays in product fulfillment, reduced efficiency in our operations, or delays in reporting our financial results to investors, or we may be required to expend significant capital to correct the problem, which may have an adverse effect on our results of operations and financial condition.

A cybersecurity breach may adversely affect our sales and reputation.

We routinely possess sensitive consumer and associate information and periodically provide it to third parties for analysis, benefit distribution or compliance purposes.  Additionally, as a result of the COVID-19 pandemic, a large portion of our Corporate employees are working remotely, which may result in heightened cybersecurity risk.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic.  While we believe we have taken reasonable and appropriate steps to protect that information, hackers and data thieves operate sophisticated, large-scale attacks that could breach our information systems, despite ongoing security measures.  In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data.  Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

Our operating results depend on preparing accurate sales forecasts and properly managing our inventory levels.

Using sales forecasts, we place orders with manufacturers for some of our products prior to the time we receive all of our customers’ orders to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery.  We also maintain an inventory of certain products that we anticipate will be in greater demand.  At the retail level, we place orders for products many months in advance of our key selling seasons.  Adverse economic conditions and rapidly changing consumer preferences can make it difficult for us and our retail customers to accurately forecast product trends in order to match production with demand.  If we fail to accurately assess consumer fashion tastes and the impact of economic factors on consumer spending or to effectively differentiate our retail and wholesale offerings, our inventory levels may exceed customer demand, resulting in inventory write-downs, higher carrying costs, lower gross margins or the sale of excess inventory at discounted prices, which could significantly impact our financial results.  Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require in a timely manner, we may experience inventory shortages.  Inventory shortages may delay shipments to customers (and possibly require us to offer discounts or costly expedited shipping), negatively impact retailer and distributor relationships, adversely impact our sales results and diminish brand awareness and loyalty.  The COVID-19 pandemic resulted in lower sales during 2020, and lower sales projections.  The full impact of the pandemic and its impact on consumer sentiment is difficult to estimate.

A disruption in the effective functioning of our distribution centers could adversely affect our ability to deliver inventory on a timely basis.

We currently use several leased distribution centers, which serve as the source of replenishment of inventory for our footwear stores and e-commerce websites operated by our Famous Footwear and Brand Portfolio segments and serve the wholesale operations of our Brand Portfolio segment.  Our success depends on our ability to handle the rapid consumer shift to online shopping and single pair shipments, which requires significant capital to operate with a greater level of sophistication and automation, as well as higher processing and distribution costs.  We may be unable to successfully manage, negotiate or renew our distribution center leases, or we may experience complications with respect to our distribution centers, such as substantial damage to, or destruction of, such facilities due to natural disasters or ineffective information technology systems.  In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis.  The COVID-19 pandemic has also adversely impacted the effective operation of our distribution centers as a result of temporary retail store closures, labor shortages as a result of government mandates to stop the spread of the virus, and disruptions to the supply chain.

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

Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. Products purchased from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 25% of consolidated net sales.  As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms.  While we believe our relationships with our current suppliers are good, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions may adversely impact our suppliers.  If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

Our retail business depends on our ability to secure affordable and desirable leased locations without creating a competitive concentration of stores.

The success of the retail business within our Famous Footwear and Brand Portfolio segments depends, in part, on our ability to secure affordable, long-term leases in desirable locations for our leased retail footwear stores and to secure renewals of such leases.  As consumer shopping preferences have evolved, we continue to focus on opening stores in locations with a greater penetration of high-value consumers.  No assurance can be given that we will be able to successfully negotiate lease renewals for existing stores or obtain acceptable terms for new stores in desirable locations.  In addition, opening new stores in our existing markets may result in reduced net sales in existing stores as our stores become more concentrated in the markets we serve.  As a result, the number of consumers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced.  Due to the changing retail landscape, we may want to reduce the number of retail store locations but may be unable to successfully exit lease agreements.  This may result in impairments or lease termination charges that adversely impact our financial results.

Damage to our reputation or brands may negatively impact our business

Our ability to maintain our reputation is integral to the success of our business.  Failure to maintain quality merchandise and quality customer service may damage our reputation.  The consumer’s perception of us, our stores and our brands, whether justified or not, could harm our reputation.  Our success depends, in part, on our ability to keep existing consumers while also attracting new consumers and a damaged reputation will hinder that ability.

In addition, the increased use of social media by us and by our consumer has also increased the risk to our reputation.  Negative commentary regarding us or the products we sell may be posted on social media at any time.  Consumers value readily available information and may rely on negative commentary without regard to its accuracy.  If we are unable to effectively manage social media, our reputation and consumer’s perception of our brands may be negatively impacted.  Damage to our brands and reputation could have a material adverse effect on our business, results of operations, financial position and cash flow.

A significant portion of our Famous Footwear sales are dependent on our Famous Footwear loyalty program, Famously You Rewards ("Rewards"), and any decrease in sales from Rewards could have a material adverse impact on our sales.

Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment.  Rewards members earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, members are issued a savings certificate, which may be redeemed for purchases at Famous Footwear.  Approximately 79% of our 2020 sales within the Famous Footwear segment were generated by our Rewards members.  If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

Transitional challenges with acquisitions and divestitures could result in unexpected expenditures of time and resources.

As part of our business strategy, we periodically pursue acquisitions of other companies or businesses, such as our 2018 acquisitions of Blowfish Malibu and Vionic, as further discussed in Note 2 to the consolidated financial statements, as well as divestitures of our businesses, such as the exit of the vast majority of our Naturalizer retail locations.  Although we review the records of acquisition candidates, the review may not reveal all existing or potential problems.  As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated expenses and liabilities related to the acquisition.  Acquisitions may also cause us to incur debt, write-offs of goodwill or intangible assets if the business does not perform as well as expected and substantial amortization expenses associated with other intangible assets.  We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire or launch such businesses.  We also face the risk that we will not be able to integrate acquisitions into our existing operations or divest our businesses effectively without substantial expense, delay or other operational or financial problems.  Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems.  We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

TAX, LEGAL, AND REGULATORY RISKS

Changes in tax laws may result in increased volatility in our effective tax rates.

Our financial results are significantly impacted by the effective tax rates of both our domestic and international operations.  Future changes in tax laws, including income tax changes proposed by the new presidential administration, combined with the current political environment created by a change of control in Congress, could materially impact our effective tax rate.  Our effective income tax rate could also be adversely affected by certain provisions of Tax Cuts and Jobs Act (the "Act"), which was enacted in December 2017, that directly affect international earnings, such as the global intangible low-taxed income tax ("GILTI") and base-erosion and anti-abuse tax provisions ("BEAT").  Other factors, such as changes in the mix of earnings in countries with differing statutory tax rates, changes in permitted deductions, interpretations, policies and treaties and the outcome of income tax audits in various jurisdictions, may result in higher taxes, lower profitability and increased volatility in our financial results.

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

In addition, if we, or our suppliers or international manufacturers, violate United States or international trade laws or regulations, we may be subject to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of our import privileges.  Possible violations of United States or international laws or regulations could include inadequate record keeping of our imported products, misstatements or errors as to the origin, classification, marketing or valuation of our imported products, fraudulent visas or labor violations.  The effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.

Our reputation and competitive position are dependent on our ability to license well-recognized brands, license our own brands under successful licensing arrangements and protect our intellectual property rights.

Licenses - Company as Licensee

Although we own most of our wholesale brands, we also rely on our ability to attract, retain and maintain good relationships with licensors that have strong, well-recognized brands and trade names.  Our license agreements are generally for an initial term of two to four years, subject to renewal, and there can be no assurance that we will be able to renew these licenses.  Even our longer-term or renewable licenses are typically dependent upon our ability to market and sell the licensed products at specified levels, and the failure to meet such levels may result in the termination or non-renewal of such licenses.  Furthermore, many of our license agreements require minimum royalty payments, and if we are unable to generate sufficient sales and profitability to cover these minimum royalty requirements, we may be required to make additional payments to the licensors that could have a material adverse effect on our business and results of operations.  In addition, because certain of our license agreements are non-exclusive, new or existing competitors may obtain licenses with overlapping product or geographic terms, resulting in increased competition for a particular market.

Licenses - Company as Licensor

We have entered into numerous license agreements with respect to the brands and trade names that we own.  While we have significant control over our licensees’ products and advertising, we generally cannot control their operational and financial issues.  If our licensees are not able to meet annual sales and royalty goals, obtain financing, manage their supply chain, control quality and maintain positive relationships with their customers, our business, results of operations and financial position may be adversely affected.  While we would likely have the ability to terminate an underperforming license, it may be difficult and costly to locate an acceptable substitute distributor or licensee, and we may experience a disruption in our sales and brand visibility.  In addition, although many of our license agreements prohibit the licensees from entering into licensing arrangements with certain of our competitors, they are generally not prohibited from offering, under other brands, the types of products covered by their license agreements with us.

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

LIQUIDITY RISKS

Our business, results of operations, financial condition and cash flows could be adversely affected by the failure of financial institutions to fulfill their commitments under our Credit Agreement.

The Fourth Amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on January 18, 2024, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $600.0 million in accordance with the terms of the Credit Agreement.  In addition, the Credit Agreement provides for an increase at the Company’s option by up to $150.0 million.  As a result of the COVID-19 pandemic, many companies are relying on bank funding for working capital needs.  If one or more of the financial institutions participating in the Credit Agreement were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution may not be available to us.

If we are unable to maintain our credit rating, our ability to access capital and interest rates may be negatively impacted.

The credit rating agencies periodically review our capital structure and the quality and stability of our earnings.  Any negative ratings actions, such as the downgrades of our credit rating by Moody’s and S&P in 2020, could constrain the capital available to us or our industry and could limit our access to long-term funding or cause such access to be available at a higher borrowing cost for our operations.  We are dependent upon our ability to access capital at rates and on terms we determine to be attractive.  If our ability to access capital becomes constrained, our interest expense will likely increase, which could adversely affect our financial condition and results of operations.  In addition, as of January 30, 2021, total borrowing availability under the Credit Agreement was $136.0 million.  Failure to meet our debt covenants under the Credit Agreement may require the Company to seek waivers or amendments of the debt covenants, alternative or additional sources of financing or reduce expenditures.

ITEM 1BUNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2PROPERTIES

We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada, China and Guam and involve the operation of 1,086 shoe stores, including 72 in Canada.  All store locations, excluding our Perth, Ontario outlet store, are leased, with approximately 40% of them having renewal options. The footwear sold through our domestic wholesale business is primarily processed through our leased distribution centers in Chino, California and Lebanon, Tennessee.

The following table summarizes the location and general use of the Company’s primary properties:

Location	Owned/Leased	Segment	Use
Clayton, Missouri	Owned	Famous Footwear and Brand Portfolio	Principal corporate, executive, sales and administrative offices
United States, Canada, China and Guam	Leased	Famous Footwear and Brand Portfolio	Retail operations
Chino, California (1)	Leased	Brand Portfolio	Distribution centers
Lebanon, Tennessee (2)	Leased	Famous Footwear and Brand Portfolio	Distribution center
Lebec, California (3)	Leased	Famous Footwear	Distribution center
New York, New York	Leased	Brand Portfolio	Office space and showrooms
Perth, Ontario (4)	Owned	Famous Footwear and Brand Portfolio	Distribution center and outlet center
San Rafael and Culver City, California	Leased	Brand Portfolio	Office space
Dongguan, China	Leased	Brand Portfolio	Office space and sample-making facility
Santiago, Dominican Republic	Leased	Brand Portfolio	Manufacturing facility
Port Washington, Wisconsin	Owned	Brand Portfolio	Manufacturing and recrafting facility and office space
(1)	This campus includes two company-operated distribution centers with approximately 725,000 and 606,000 square feet at each respective location.
(2)	This distribution center is approximately 540,000 square feet.
(3)	This distribution center is approximately 350,000 square feet.
(4)	This distribution center is approximately 150,000 square feet.

We also own a building in Denver, Colorado, which is leased to a third party, and undeveloped land in Colorado and New York. See Item 3, Legal Proceedings, for further discussion of certain of these properties.

ITEM 3LEGAL PROCEEDINGS

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

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.”  As of January 30, 2021, we had 3,330 shareholders of record.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchases of common stock during the fourth quarter of 2020:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of Publicly	Yet Be Purchased
Fiscal	of Shares	Paid per	Publicly Announced	Purchased Under
Period	Purchased (1)	Share (1)	Program (2)	the Program (2)
November 1, 2020 - November 28, 2020	2,164	$12.22	—	2,651,489
November 29, 2020 - January 2, 2021	2,431	12.71	—	2,651,489
January 3, 2021 - January 30, 2021	—	—	—	2,651,489
Total	4,595	$12.48	—	2,651,489
(1)	Includes shares purchased as part of our publicly announced stock repurchase program and shares that are tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.
(2)	On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the purchase of up to 2,500,000 shares of our outstanding common stock. In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the purchase of up to 5,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions. Under these plans, the Company repurchased 2,902,122 shares during 2020 and 1,704,240 shares during 2019. As of January 30, 2021, there were 2,651,489 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements.

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

Our fiscal year ends on the Saturday nearest to each January 31. Accordingly, share prices are as of the last business day in each fiscal year.  The graph assumes that the value of the investment in our common stock and each index was $100 at January 30, 2016.  The graph also assumes that all dividends were reinvested and that investments were held through January 30, 2021.  These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Comparison of 5 Year Cumulative Total Return*
$250
$200
$150
$100
$50
$0
1/30/2016
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
Caleres, Inc.
Peer Group
S&P SmallCap 600

*$100 invested on January 30, 2016 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021
Caleres, Inc.	$100.00	$111.82	$109.26	$113.36	$68.03	$61.17
Peer Group	100.00	99.94	129.21	124.89	133.13	123.26
S&P© SmallCap 600 Stock Index	100.00	135.00	154.01	154.55	164.80	202.99

ITEM 6SELECTED FINANCIAL DATA

The selected financial data previously required by Item 301 of Regulation S-K has been omitted in reliance on SEC Release No. 33-10890.

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview

We are a global footwear company that operates retail shoe stores and e-commerce websites, and designs, develops, sources, and distributes footwear for people of all ages.  Our mission is to inspire people to feel great...feet first.  We offer the consumer a powerful portfolio of footwear brands built on deep consumer insights generating unwavering consumer loyalty and trust.  As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points.  We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels.  A combination of thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands.  Our business strategy is focused on continued market share gains, investments in technology, and sustainability, while remaining focused on meeting changing consumer demand.

Famous Footwear

Our Famous Footwear segment includes our Famous Footwear stores, famousfootwear.com and famousfootwear.ca in Canada.  Famous Footwear is one of America’s leading family–branded footwear retailers with 916 stores at the end of 2020 and net sales of $1.3 billion in 2020.  Our focus for the Famous Footwear segment is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion, casual and athletic footwear at a great price.

Brand Portfolio

Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns.  The segment is comprised of the Naturalizer, Vionic, Sam Edelman, Dr. Scholl’s Shoes, Blowfish Malibu, Allen Edmonds, LifeStride, Franco Sarto, Rykä, Vince, Bzees, Zodiac, Via Spiga and Veronica Beard brands.  Through these brands, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace.  We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.  Our Brand Portfolio segment operates 170 retail stores in the United States, Canada, China and Guam for our Naturalizer, Allen Edmonds and Sam Edelman brands.  This segment also includes our e-commerce businesses that sell our branded footwear. We also operate a joint venture, which expands our international presence by distributing our Naturalizer and Sam Edelman brands in China.

COVID-19 Pandemic

The United States and global economies continue to be adversely affected by the coronavirus (“COVID-19”), which was declared a global pandemic by the World Health Organization in March 2020.  During the first half of 2020, our retail stores were temporarily closed as a result of the COVID-19 pandemic.  We took decisive actions to mitigate the adverse impact of the pandemic, including the following:

●	Aligned our workforce and related expenses to meet the needs of a lower demand environment, including associate furloughs for a significant portion of the workforce, salary reductions for most remaining associates, and reductions in the cash retainers for our Board of Directors;
●	Reduced marketing expenses and variable expenses during the store closure period;
●	Tightly managed inventory levels, continuously balancing supply and demand;
●	Leveraged strong supplier partnerships to reduce product receipts and extend payment terms;
●	Negotiated with landlords to abate and/or defer certain lease payments;
●	Eliminated or deferred all non-essential capital projects, including Famous Footwear store remodels and planned store openings, during the first half of 2020 and reduced capital expenditures for the remainder of 2020;
●	Expanded e-commerce sales by capitalizing on the significant enhancements in our omni-channel capabilities;
●	Utilized our expansive network of temporarily closed retail locations during the first half of 2020 as distribution centers to support increased e-commerce business; and
●	Adapted our buy online, pick-up-in-store capability to include a contactless curbside pickup option at certain retail locations.

In addition, as a precautionary measure to increase our cash position and preserve financial flexibility given the uncertainty in the United States and global markets resulting from the COVID-19 pandemic, we increased the borrowings on our revolving credit facility from $275.0 million at February 1, 2020 to $440.0 million in March 2020.  We have made significant progress repaying the incremental borrowings from March, with total net repayments of $188.5 million since the end of the first quarter of 2020, reducing overall indebtedness to a level lower than the onset of the pandemic.

Although we have reopened all of our retail stores from the temporary store closures in the first half of 2020, our business results were negatively impacted in 2020 by the COVID-19 pandemic and continue to be impacted.  Many of our stores have reduced operating hours and have experienced declines in foot traffic with stay-at-home orders and other government mandates, which resulted in lower sales in 2020, despite the robust growth of our e-commerce business.  In addition, a small number of stores have experienced additional closure days on a temporary basis, due to local government mandates or illness.

We believe we are better positioned and prepared to manage through this period as a result of the actions we took during 2020.  However, the depth and duration of the pandemic and its impact on overall consumer confidence and spending is uncertain.  While vaccination efforts are currently underway, we continue to experience disruption to our business, and expect that our 2021 financial results will continue to be adversely affected.  The extent and duration of COVID-19 on our financial performance depends on many factors outside of our control, including actions taken by government officials, the pace of vaccination efforts and the introduction or spread of any COVID-19 variants.

Recent Developments – Brand Portfolio Retail Store Closings

During the fourth quarter of 2020, we announced the decision to close all but a limited number of our Naturalizer retail stores.  During 2020, we closed 60 Naturalizer retail stores and anticipate the remaining 73 scheduled store closures to be completed by the end of the first quarter of 2021.  Refer to further discussion below regarding the costs we incurred in 2020 associated with the store closures.

Financial Highlights

The following is a summary of the financial highlights for 2020:

●	Consolidated net sales decreased $804.5 million, or 27.5%, to $2,117.1 million in 2020, compared to $2,921.6 million last year, driven primarily by the impacts of the COVID-19 pandemic, which led to the temporary closure of all of our retail stores from mid-March through mid-May, as well as canceled and reduced orders from our wholesale customers. The shift towards working from home resulted in softer demand for dress footwear categories. While nearly all of our brands experienced lower demand in 2020, our Allen Edmonds business was impacted more significantly. Although sales were adversely impacted by the COVID-19 pandemic throughout 2020, we experienced strong growth in our e-commerce business, with e-commerce sales penetration rising to 30% of consolidated net sales, compared to 20% in 2019.
●	Consolidated operating (loss) earnings decreased to an operating loss of $485.7 million in 2020, compared to operating earnings of $103.8 million last year. The decrease was primarily driven by lower net sales, $286.5 million of non-cash goodwill and intangible asset impairment charges and $96.7 million of restructuring and other special charges, primarily attributable to the COVID-19 pandemic and the ongoing efforts to exit our Naturalizer retail stores.
●	Consolidated net loss attributable to Caleres, Inc. was $439.1 million, or $11.80 per diluted share, in 2020, compared to net earnings of $62.8 million, or $1.53 per diluted share, last year.

The following items should be considered in evaluating the comparability of our 2020 and 2019 results:

●	Impairment of goodwill and intangible assets – During 2020, we recorded non-cash impairment charges totaling $286.5 million ($236.4 million on an after-tax basis, or $6.35 per diluted share). We recorded $240.3 million of impairment associated with goodwill as a result of the unfavorable business climate and our lower stock price and market capitalization. In addition, we recorded $46.2 million of impairment associated with intangible assets, including the Allen Edmonds trade name and customer relationship intangible asset and Via Spiga trade name. There were no corresponding impairment charges in 2019. Refer to Note 1 and Note 11 to the consolidated financial statements for additional information related to these charges.
●	Other COVID-19-related impairments and expenses – During 2020, we incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business, totaling $114.3 million ($115.5 million on an after-tax basis, or $3.10 per diluted share). These costs included non-cash impairment charges associated with property and equipment and lease right-of-use assets, inventory markdowns, employee severance and other expenses. Of the $114.3 million in charges, $80.9 million is presented in restructuring and other special charges, net and $33.4 million, which represents inventory markdowns, is reflected as cost of goods sold.

●	Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and 15 to the consolidated financial statements, the Blowfish Malibu noncontrolling interest is subject to a mandatory purchase obligation after a three-year period, based on an earnings multiple formula. During 2020, based on the strong financial performance of Blowfish Malibu, we recorded a fair value adjustment of $23.9 million ($17.8 million on an after-tax basis, or $0.48 per diluted share), which is recorded as interest expense, net in the consolidated statements of earnings (loss). A fair value adjustment of $5.4 million ($4.0 million on an after-tax basis, or $0.10 per diluted share), was recorded in 2019. As further discussed in Liquidity and Capital Resources, we anticipate settling the mandatory purchase obligation during the third quarter of 2021 using funds from the revolving credit agreement.
●	Brand Portfolio—business exits – In 2020, the Company incurred costs totaling $16.4 million ($14.9 million on an after-tax basis, or $0.40 per diluted share), including $14.8 million related to the decision to close all but a limited number of our Naturalizer retail stores and $1.6 million associated with the decision to exit the Fergie brand. Of these charges, $12.4 million is reflected as restructuring and other special charges and primarily represents non-cash impairment charges for property and right-of-use lease assets, incremental rent and lease termination costs and severance costs. An additional $4.0 million is reflected as cost of goods sold and represents the incremental inventory markdowns required to reduce the value of inventory for these two brands to net realizable value. In 2019, in connection with the decision to exit our Carlos Santana brand and reposition our Via Spiga brand, we incurred incremental costs of $3.5 million ($2.6 million on an after-tax basis, or $0.06 per diluted share). Of these charges, $3.0 million primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the statements of earnings (loss). The remaining $0.5 million represents severance and other related costs and is presented in restructuring and other special charges. Refer to Note 5 to the consolidated financial statements for further discussion.
●	Vionic acquisition and integration-related costs – On October 18, 2018, we acquired the Vionic business for $360.7 million, as further discussed in Note 2 to the consolidated financial statements. In aggregate, we incurred acquisition and integration-related charges totaling $3.4 million ($2.6 million on an after-tax basis, $0.07 per diluted share) and $7.7 million ($5.7 million on an after-tax basis, or $0.14 per diluted share) during 2020 and 2019, respectively. The $3.4 million in charges in 2020, which are presented as restructuring and other special charges in the consolidated statements of earnings (loss), primarily represents non-cash charges for impairment of assets, warehouse and logistics integration expenses and severance costs. The $7.7 million in charges incurred in 2019 included $5.8 million of incremental cost of goods sold related to the amortization of the inventory fair value adjustment required for purchase accounting and $1.9 million of acquisition and integration-related costs, primarily for severance and professional fees, which are presented as restructuring and other special charges, net.
●	Expense containment initiatives – We incurred charges of $15.0 million ($11.2 million on an after-tax basis, or $0.27 per diluted share) during 2019, related to our expense containment initiatives, with no corresponding charges in 2020. These costs included employee-related costs for severance, including health care benefits and enhanced pension benefits, primarily associated with the Voluntary Early Retirement Program ("VERP") in the fourth quarter of 2019.

Financial Outlook

While the pace of recovery is still uncertain, there are signs of stabilization in the marketplace.  We believe we are well-positioned to capitalize as the market resumes its upward trajectory and the world returns to a greater degree of normalcy.  As we plan for future success, we will focus on maintaining our strong momentum at Famous Footwear; driving enhanced consumer alignment and improved performance in the Brand Portfolio segment; taking a careful and disciplined approach to cost control and capital spending; reducing debt levels still further; and returning excess cash to shareholders.  We are a more agile and focused organization than we were at the start of 2020, with an even more vigorous commitment to connecting with our consumers and providing them with compelling and fresh product. We are confident that we can leverage our talented and dedicated workforce, strong operating platform, powerful portfolio and improved financial position to capitalize on the opportunities we see ahead in order to drive long-term value for our shareholders.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Same-store sales

The same-store sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though many retailers may calculate the metric differently.  Management uses the same-store sales metric as a measure of an individual store’s success to determine whether it is performing consistent with expectations.  Our same-store sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open at least 13 months.  In addition, in order to be included in the same-store sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores (whether temporary or permanent closures) are excluded from the same-store sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.  We believe the same-store sales metric is useful to shareholders and investors in assessing our retail stores performance of existing locations with comparable prior year sales, separate from the impact of store openings or closures.

Beginning in mid-March 2020, all of our Famous Footwear and Brand Portfolio stores in North America were temporarily closed and we began a phased reopening of retail stores in mid-May.  As discussed above, our same-store sales calculation excludes the impact of both permanent and temporary store closures.  In addition to the temporary store closures during the first half of 2020, we experienced temporary closures of certain stores during the second half of 2020 related to illness, weather, fires, civil unrest and local government mandates.  Accordingly, our same-store sales calculation is impacted more heavily by our e-commerce sales penetration, which was higher than in prior periods, reflecting strong growth in that channel and that our e-commerce sites operated continuously throughout 2020.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store’s success to determine whether it is performing consistent with expectations.  The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.  This metric was adversely impacted by the temporary retail store closures during 2020 and therefore, the metric is not comparable to 2019.

Comparison of Financial Results

The following sections discuss the consolidated and segment results of our operations for the year ended January 30, 2021 compared to the year ended February 1, 2020.  For a discussion of the year ended February 1, 2020 compared to the year ended February 2, 2019, refer to Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 1, 2020.

CONSOLIDATED RESULTS

	2020		2019		2018
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,117.1	100.0%	$2,921.6	100.0%	$2,834.8	100.0%
Cost of goods sold	1,330.1	62.8%	1,737.2	59.5%	1,678.5	59.2%
Gross profit	787.0	37.2%	1,184.4	40.5%	1,156.3	40.8%
Selling and administrative expenses	889.5	42.0%	1,065.8	36.5%	1,041.8	36.7%
Impairment of goodwill and intangible assets	286.5	13.5%	—	—%	98.0	3.5%
Restructuring and other special charges, net	96.7	4.6%	14.8	0.4%	16.1	0.6%
Operating (loss) earnings	(485.7)	(22.9)%	103.8	3.6%	0.4	0.0%
Interest expense, net	(48.2)	(2.3)%	(33.1)	(1.2)%	(18.3)	(0.6)%
Loss on early extinguishment of debt	—	—%	—	—%	(0.2)	(0.0)%
Other income, net	16.8	0.8%	7.9	0.3%	12.3	0.4%
(Loss) earnings before income taxes	(517.1)	(24.4)%	78.6	2.7%	(5.8)	(0.2)%
Income tax benefit (provision)	78.1	3.7%	(16.5)	(0.6)%	0.3	0.0%
Net (loss) earnings	(439.0)	(20.7)%	62.1	2.1%	(5.5)	(0.2)%
Net earnings (loss) attributable to noncontrolling interests	0.1	0.0%	(0.7)	(0.0)%	(0.1)	(0.0)%
Net (loss) earnings attributable to Caleres, Inc.	$(439.1)	(20.7)%	$62.8	2.1%	$(5.4)	(0.2)%

Net Sales

Net sales decreased $804.5 million, or 27.5%, to $2,117.1 million in 2020, compared to $2,921.6 million last year.  We experienced lower sales across both of our segments, as the COVID-19 pandemic drove the temporary closure of all of our retail stores in North America and softened demand for dress footwear categories.  In addition, many of our wholesale customers were adversely affected by the pandemic and canceled orders as a result of the temporary closure of their retail stores.  These factors resulted in a $504.0 million, or 35.8% decrease in net sales for our Brand Portfolio segment and a $324.5 million, or 20.4% decrease in net sales for our Famous Footwear segment.  Despite the closure of our retail stores and ongoing impact of the pandemic throughout 2020, we experienced strong growth in our e-commerce business.  Our Famous Footwear e-commerce net sales increased approximately 75% in 2020.  The investments we made in our e-commerce and logistics capabilities positioned us to capitalize on the accelerating shift to online purchasing, driving consolidated e-commerce penetration to approximately 30% of net sales, compared to 20% last year.

Gross Profit

Gross profit decreased $397.4 million, or 33.5%, to $787.0 million in 2020, compared to $1,184.4 million in 2019 driven by lower net sales, higher freight expenses and incremental inventory markdowns reflecting the difficult retail environment in 2020, and our business exits described earlier.  Cost of goods sold in 2019 includes $5.8 million related to the amortization of the inventory fair value adjustment required by purchase accounting from our Vionic acquisition and $3.0 million of incremental cost of goods sold associated with the decision to exit our Carlos brand and reposition our Via Spiga brand.  As a percentage of net sales, our gross profit rate decreased to 37.2% in 2020, compared to 40.5% in 2019.  The lower gross profit rate reflects declines at both the Brand Portfolio and Famous Footwear segments as a result of the incremental inventory markdowns, a more promotional retail environment and higher e-commerce sales volume.  Our e-commerce sales generally result in lower margins than traditional retail sales as a result of the incremental freight expenses.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $176.3 million, or 16.5%, to $889.5 million in 2020, compared to $1,065.8 million last year.  Throughout 2020, we increased our focus on the management of our controllable expenses in response to the difficult business environment and lower sales volume.  The decrease reflects lower salaries and benefits expense; lower variable expenses associated with the temporary retail store closures, including the impact of certain rent concessions received from landlords; and lower marketing, travel and logistics expenses. As a percentage of net sales, selling and administrative expenses increased to 42.0% in 2020 from 36.5% last year.

Impairment of Goodwill and Intangible Assets

During 2020, we recorded non-cash impairment charges totaling $286.5 million ($236.4 million on an after-tax basis, or $6.35 per diluted share).  We recorded $240.3 million of impairment associated with goodwill as a result of the unfavorable business climate and our lower market capitalization.  In addition, we recorded $46.2 million of impairment associated with intangible assets, including $36.0 million associated with the Allen Edmonds trade name and customer relationship intangible asset and $10.2 million associated with the Via Spiga trade name.  There were no corresponding impairment charges in 2019.  Refer to Note 1 and Note 11 to the consolidated financial statements for additional information related to these charges.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $96.7 million were incurred in 2020, compared to $14.8 million in 2019, as follows:

●	Costs associated with the economic impact of the COVID-19 pandemic of $80.9 million in 2020, primarily consisting of impairment charges associated with lease right-of-use assets and retail store furniture and fixtures, liabilities associated with wholesale factory order cancellations and severance;
●	Brand Portfolio business exit costs of $12.4 million in 2020 related to the decision to close all but a limited number of Naturalizer retail stores, compared to $0.5 million in 2019 related to the exit of our Carlos brand and repositioning of our Via Spiga brand;
●	Integration-related costs for Vionic of $3.4 million in 2020, compared to acquisition and integration-related costs for Vionic of $1.9 million in 2019;
●	Expense containment initiatives of $12.4 million in 2019, including employee-related costs for severance, health care and enhanced pension benefit, primarily associated with the VERP;

The nature of the above charges are more fully described in the Financial Highlights section above and Note 5 to the consolidated financial statements.

Operating (Loss) Earnings

Operating (loss) earnings decreased $589.5 million to an operating loss of $485.7 million in 2020, compared to operating earnings of $103.8 million last year, primarily reflecting the lower net sales and higher impairment and restructuring charges described above.  As a percentage of net sales, the operating loss was 22.9% in 2020, compared to operating earnings of 3.6% in 2019.

Interest Expense, Net

Interest expense, net increased $15.1 million, or 45.8%, to $48.2 million in 2020, compared to $33.1 million last year, which primarily reflects the higher fair value adjustment to the mandatory purchase obligation associated with the Blowfish Malibu acquisition of $23.9 million in 2020, compared to fair value adjustments and accretion totaling $6.0 million in 2019.  This increase was partially offset by lower average borrowings under our revolving credit agreement. We anticipate interest expense to remain higher in 2021 than historical levels as we continue to pay down the revolving credit agreement.  The Blowfish Malibu mandatory purchase obligation will be remeasured each quarter until the anticipated settlement in the third quarter of 2021.  Refer to Note 12 to the consolidated financial statements for additional information related to our borrowings and Note 15 for additional information related to the mandatory purchase obligation.

Other Income, Net

Other income, net increased $8.9 million, or 113.0%, to $16.8 million in 2020, compared to $7.9 million in 2019, reflecting an increase in income from our qualified pension plans.  This increase was primarily driven by a higher expected return on assets and lower discount rate for our domestic pension plans in 2020, as well as lower pension settlement costs.  Refer to Note 6 to the consolidated financial statements for additional information related to our retirement plans.

Income Tax Benefit (Provision)

Our consolidated effective tax rate was 15.1% in 2020, compared to 21.0% in 2019. In 2020, our effective tax rate was impacted by several discrete tax items, including the non-deductibility of a portion of our intangible asset impairment charges and the incremental tax provision related to the vesting of stock awards.  Our tax benefit also includes the favorable impact of approximately $8.2 million related to the CARES Act, which permits us to carry back a significant portion of our 2020 losses to years with a higher federal tax rate.  In addition, due to the significance of our 2020 loss before income taxes, the Company is in a three-year cumulative loss position for federal, state and certain international jurisdictions.  We increased our valuation allowances on deferred tax assets to $50.0 million during 2020, reflecting the uncertainty regarding the utilization of our deferred tax assets in these jurisdictions.  In 2019, our effective tax rate was impacted by discrete tax benefits totaling $1.4 million, primarily reflecting adjustments to tax rates in state and other international jurisdictions.  The effective tax rate in 2019 was also impacted by a higher mix of international earnings, as our international earnings are generally subject to lower tax rates.  Refer to Note 7 to the consolidated financial statements for additional information regarding income taxes.

Net (Loss) Earnings Attributable to Caleres, Inc.

Consolidated net loss attributable to Caleres, Inc. was $439.1 million in 2020, compared to net income of $62.8 million last year, reflecting the factors described above.

Geographic Results

We have both domestic and international operations.  Domestic operations include the nationwide operation of our Famous Footwear and other branded retail footwear stores, the wholesale distribution of footwear to numerous retail consumers and the operation of our e-commerce websites.  International operations primarily consist of wholesale operations in Eastern Asia, Canada and Europe, retail operations in Canada and China and the operation of our international e-commerce websites.  In addition, we license certain of our trade names to third parties who distribute and/or operate retail locations internationally.  The operations in Eastern Asia include first-cost transactions, where footwear is sold at international ports to customers who then import the footwear into the United States and other countries.  The breakdown of domestic and international net sales and earnings before income taxes is as follows:

	2020		2019		2018
						Earnings
		Loss Before		Earnings Before		(Loss) Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$1,981.1	$(441.5)	$2,727.1	$37.3	$2,656.9	$40.0
International	136.0	(75.6)	194.5	41.3	177.9	(45.8)
	$2,117.1	$(517.1)	$2,921.6	$78.6	$2,834.8	$(5.8)

As a percentage of sales, the pre-tax profitability on international sales is higher than on domestic sales because of a lower cost structure and the inclusion of the unallocated corporate administrative and other costs in domestic earnings.  In 2020, both our domestic and international earnings were impacted by the goodwill and trade name impairment charges described earlier.  Our international earnings were impacted in 2018 by the goodwill and trade name impairment charges for our Allen Edmonds business.

FAMOUS FOOTWEAR

	2020		2019		2018
		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Net sales	$1,263.6	100.0%	$1,588.1	100.0%	$1,606.8	100.0%
Cost of goods sold	773.7	61.2%	912.7	57.5%	916.0	57.0%
Gross profit	489.9	38.8%	675.4	42.5%	690.8	43.0%
Selling and administrative expenses	497.1	39.4%	595.0	37.5%	605.1	37.7%
Restructuring and other special charges, net	16.6	1.3%	3.5	0.2%	0.4	0.0%
Operating (loss) earnings	$(23.8)	(1.9)%	$76.9	4.8%	$85.3	5.3%

Key Metrics
Same-store sales % change	1.6%		2.0%		1.5%
Same-store sales $ change	$20.0		$31.1		$23.8
Sales change from 53rd week	$—		$—		$(19.7)
Sales change from new and closed stores, net	$(344.4)		$(49.3)		$(34.5)
Impact of changes in Canadian exchange rate on sales	$(0.1)		$(0.5)		$(0.4)

Sales per square foot, excluding e-commerce	$159		$223		$220
Square footage, end of year (thousand sq. ft.)	6,074		6,281		6,552

Stores opened	6		12		17
Stores closed	39		55		51
Ending stores	916		949		992

Net Sales

Net sales decreased $324.5 million, or 20.4%, to $1,263.6 million in 2020, compared to $1,588.1 million last year.  The sales decrease was primarily driven by the temporary closure of all Famous Footwear stores during the first half of 2020 due to the COVID-19 pandemic, as well as the ongoing impact of the pandemic for the second half of 2020.  During the period of temporary store closures, Famous Footwear continued to serve customers through its e-commerce business.  Even as the retail stores began to open in the second quarter of 2020, our e-commerce business remained strong, generating a 75% increase in sales for 2020, with e-commerce penetration rising to approximately 22% of net sales, from 10% in 2019.  In both our brick and mortar and e-commerce channels, we experienced strong sales of athletics and casual styles, as the consumer adjusted to their work-from-home environment and limited social gatherings.  This sales trend was partially offset by weakness in demand for dress footwear.  Since the beginning of 2018, we have had net closures of 110 stores, or approximately 11%, as we continue to focus on optimizing our store base, and eliminating underperforming locations, particularly given the consumer shift to online shopping.

Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 79% of net sales to loyalty program members in 2020, compared to 78% in 2019.  We continue to make improvements in digital technology in an effort to grow our Rewards program and drive increased engagement, conversion and retention.  In January 2021, we upgraded our famousfootwear.com e-commerce platform and launched a new version of the Famous Footwear Rewards mobile application.  The newly launched famousfootwear.com platform adds optimized mobile capabilities to deliver a superior experience for the 80% of our online shoppers who visit our site on a mobile device.

Gross Profit

Gross profit decreased $185.5 million, or 27.5%, to $489.9 million in 2020, compared to $675.4 million in 2019, reflecting lower net sales, higher freight expenses associated with the growth in our e-commerce business and higher inventory markdowns as a result of the difficult retail environment.  As a percentage of net sales, our gross profit rate decreased to 38.8% in 2020, compared to 42.5% in 2019, driven by the impact of increased promotional activity to drive sales volume, higher freight expenses and the incremental inventory markdowns.  We expect the trend toward a higher mix of e-commerce sales to continue, further leveraging the investment we have made in our e-commerce platform.

Selling and Administrative Expenses

Selling and administrative expenses decreased $97.9 million, or 16.5%, to $497.1 million during 2020 compared to $595.0 million last year. The decrease was driven primarily by lower salaries expense attributable to the actions taken to mitigate the impact of the COVID-19 pandemic during the period of temporary retail store closures, as well as lower variable expenses associated with the temporary retail store closures, including certain rent reductions and lease concessions.  As a percentage of net sales, selling and administrative expenses increased to 39.4% in 2020 from 37.5% last year.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $16.6 million during 2020, consisting primarily of impairment charges on furniture and fixtures in our retail stores and lease right-of-use assets.  In 2019, we incurred restructuring and other special charges of $3.5 million related to expense containment initiatives.  Refer to Note 5 to the consolidated financial statements for additional information related to these charges.

Operating (Loss) Earnings

Operating (loss) earnings decreased $100.7 million to an operating loss of $23.8 million for 2020, compared to operating earnings of $76.9 million last year, reflecting lower net sales, a decline in gross profit rate and the other factors described above.  As a percentage of net sales, the operating loss was 1.9% for 2020, compared to operating earnings of 4.8% in 2019.

BRAND PORTFOLIO

	2020		2019		2018
		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Net sales	$902.5	100.0%	$1,406.5	100.0%	$1,313.6	100.0%
Cost of goods sold	607.7	67.3%	899.9	64.0%	846.7	64.5%
Gross profit	$294.8	32.7%	$506.6	36.0%	$466.9	35.5%
Selling and administrative expenses	337.4	37.4%	442.7	31.5%	399.1	30.4%
Impairment of goodwill and intangible assets	286.5	31.8%	—	—%	98.0	7.5%
Restructuring and other special charges, net	79.3	8.8%	5.7	0.4%	10.6	0.8%
Operating (loss) earnings	$(408.4)	(45.3)%	$58.2	4.1%	$(40.8)	(3.1)%

Key Metrics
Direct-to-consumer (% of net sales) (1)	32%		28%		27%
Wholesale/retail sales mix (%)	82%/18%		81%/19%		80%/20%
Change in wholesale net sales ($)	$(396.4)		$107.6		$85.7
Unfilled order position at end of period	$218.2		$295.4		$331.6

Same-store sales % change	(31.0)%		(5.8)%		(0.1)%
Same-store sales $ change	$(59.7)		$(15.5)		$(0.1)
Sales change from 53rd week	$—		$—		$(3.7)
Sales change from new and closed stores, net	$(47.9)		$1.5		$(1.3)
Impact of changes in Canadian exchange rate on retail sales	$0.0		$(0.7)		$(0.6)

Sales per square foot, excluding e-commerce	$179		$390		$417
Square footage, end of year (thousands sq. ft.)	269		387		394

Stores opened	7		11		7
Stores closed	65		12		14
Ending stores	170		228		229
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites, and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales decreased $504.0 million, or 35.8%, to $902.5 million in 2020, compared to $1,406.5 million last year.  The sales decrease reflects the difficult selling environment driven by the COVID-19 pandemic, particularly in brands with a heavier concentration of dress footwear, including Naturalizer, Sam Edelman, Allen Edmonds and Franco Sarto.  In addition, sales were adversely impacted during the first half of 2020, as many of our wholesale customers canceled orders and temporarily closed their stores for several weeks.  Our retail stores were also temporarily closed during the first half of the year.  Our direct-to-consumer sales continue to grow as a percentage of the business, increasing to 32% in 2020, driven by strong growth in our e-commerce business.

We continue to strategically manage our portfolio of brands.  In the first quarter of 2020, we announced our decision to exit the Fergie brand.  In the fourth quarter of 2020, we announced that we were commencing a strategic realignment related to our Naturalizer retail operations in the United States and Canada.  In an effort to continue to improve future profitability and allow greater focus on high-growth, digital channels, we are in the process of closing all Naturalizer stores, with the exception of a limited number of flagship locations.  During the fourth quarter of 2020, we closed 39 Naturalizer stores and anticipate the remaining planned store closures to occur in the first quarter of 2021.  We continue to view the Naturalizer brand as a strong and value-driving component of our portfolio.  Therefore, we will be focusing on growing the brand’s e-commerce business through naturalizer.com, our retail partners and their websites, and the flagship stores.  During 2019, we entered into a partnership with Veronica Beard and also transformed and relaunched the Zodiac brand, while making the decision to shift away from the Carlos Santana brand and reposition the Via Spiga brand.

We opened 7 stores and closed 65 stores during 2020, resulting in a total of 170 stores at the end of 2020.  Sales per square foot, excluding e-commerce, decreased 54.1% to $179, compared to $390 last year.  Our unfilled order position for our wholesale business decreased $77.2 million, or 26.1%, to $218.2 million at the end of 2020, compared to $295.4 million at the end of last year.  The decrease in our backlog order levels reflects fewer orders as our wholesale customers shift to responding to consumer demand in-season, resulting in fewer upfront orders, as well as the ongoing economic impact of the COVID-19 pandemic.

Gross Profit

Gross profit decreased $211.8 million, or 41.8%, to $294.8 million in 2020, compared to $506.6 million last year, primarily reflecting lower net sales and an incremental $27.5 million in inventory markdowns reflecting the difficult retail environment and $4.0 million in inventory markdowns related to the decision in 2020 to close all but a limited number of our Naturalizer retail stores and exit our Fergie brand.  Cost of goods sold in 2019 includes $5.8 million of incremental cost of goods sold related to purchase accounting inventory adjustments and $3.0 million associated with the decision to exit the Carlos brand and reposition our Via Spiga brand, as further discussed in the Overview section above.  As a percentage of sales, our gross profit rate decreased to 32.7% in 2020, compared to 36.0% last year, reflecting the above factors.

Selling and Administrative Expenses

Selling and administrative expenses decreased $105.3 million, or 23.8%, to $337.4 million during 2020, compared to $442.7 million last year, driven by lower salaries expense reflecting the strategic actions taken during the first half of 2020 to mitigate the impact of the COVID-19 pandemic.  The decrease also reflects lower logistics expenses and a reduction of variable expenses, including certain rent concessions, associated with the retail store closures and the declining store base. As a percentage of net sales, selling and administrative expenses increased to 37.4% in 2020 from 31.5% last year, reflecting the above named factors.

Impairment of Goodwill and Intangible Assets

We incurred impairment charges of $286.5 million during 2020, including $240.3 million associated with goodwill and $46.2 million associated with intangible assets, including $32.0 for the Allen Edmonds trade name, $10.2 million for the Via Spiga trade name and $4.0 million associated with other Allen Edmonds intangible assets.  The goodwill impairment charges were a result of the unfavorable business climate and our lower market capitalization, due in part to the economic impacts of the COVID-19 pandemic. There were no corresponding impairment charges in 2019.  See Note 1 and Note 11 to the consolidated financial statements for additional information related to the impairment.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $79.3 million in 2020 were primarily comprised of $63.6 million for impairment charges on store furniture and fixtures and lease right-of-use assets, liabilities due to our factories for order cancellations and severance expense.  In addition, we incurred $12.4 million associated with the decision to close all but a limited number of Naturalizer retail stores and $3.3 million in integration-related costs for Vionic.  In 2019, restructuring and other special charges of $5.7 million in 2019 were comprised of $5.1 million for expense containment initiatives and $0.6 million of costs associated with the decision to exit the Carlos brand.  Refer to Note 2 and Note 5 to the consolidated financial statements for additional information related to these charges.

Operating (Loss) Earnings

Operating (loss) earnings decreased $466.6 million to an operating loss of $408.4 million in 2020, compared to operating earnings of $58.2 million last year, as a result of the factors described above.  As a percentage of net sales, the operating loss was 45.3% in 2020, compared to operating earnings of 4.1% last year.

ELIMINATIONS AND OTHER

	2020		2019		2018
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$(49.0)	100.0%	$(73.0)	100.0%	$(85.5)	100.0%
Cost of goods sold	(51.3)	104.8%	(75.4)	103.3%	(84.1)	98.4%
Gross profit	$2.3	(4.8)%	$2.4	(3.3)%	$(1.4)	1.6%
Selling and administrative expenses	54.9	(112.2)%	28.0	(38.4)%	37.5	(43.9)%
Restructuring and other special charges, net	0.8	(1.6)%	5.6	(7.7)%	5.2	(6.1)%
Operating loss	$(53.4)	(109.0)%	$(31.2)	42.7%	$(44.1)	51.5%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $49.0 million for 2020 is $24.0 million, or 32.9%, lower than in 2019, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $26.9 million, or 95.9%, to $54.9 million in 2020, compared to $28.0 million last year, primarily driven by higher unallocated logistics, insurance and consulting expenses.

Restructuring and other special charges of $0.8 million in 2020 were comprised primarily of costs associated with workforce reductions as we sought to align our expense structure with the lower sales performance, combined with incremental expenses associated with deep cleaning our facilities and related supplies.  In 2019, restructuring and other special charges of $5.6 million were comprised of $3.8 million for expense containment initiatives and $1.8 million for Vionic integration-related costs.

RESTRUCTURING AND OTHER INITIATIVES

During 2020, we incurred restructuring and other special charges of $96.7 million, including approximately $80.9 million in costs primarily associated with the economic impact of the COVID-19 pandemic, consisting of impairment charges associated with lease right-of-use assets and retail store furniture and fixtures, liabilities associated with factory order cancellations and severance.  In addition, we incurred $12.4 million related to the decision to close all but a limited number of Naturalizer retail stores and $3.4 million of integration-related costs for Vionic.

During 2019, we incurred restructuring and other special charges of $14.8 million, including approximately $12.3 million related to our expense containment initiatives, $1.9 million of acquisition and integration-related costs for Vionic, and $0.5 million related to the decision to exit the Carlos brand and reposition our Via Spiga brand.  In addition to the severance and benefits presented as restructuring and other special charges, we also incurred $2.7 million in special charges for our pension associated with the VERP, which is included in other income, net in the consolidated statement of earnings, as further discussed in Note 6 to the consolidated financial statements.

Refer to the Financial Highlights section above and Note 5 to the consolidated financial statements for additional information related to these charges.

IMPACT OF INFLATION AND CHANGING PRICES

Although inflation has slowed in recent years, it is still a factor in our economy.  While we have felt the effects of inflation on our business and results of operations, it has not had a significant impact over the last three years.  Inflation can have a long-term impact on our business because increasing costs of materials and labor may impact our ability to maintain satisfactory profit rates.  For example, our products are manufactured in other countries, and a decline in the value of the

U.S. dollar and the impact of labor shortages in China or other countries, or the imposition of tariffs, may result in higher product costs.  Similarly, any potential shortage of quantities or, if significant, increases in the cost of the materials that are used in our manufacturing process, such as leather and other materials or resources, could have a material negative impact on our business and results of operations.  In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on consumer spending, in which case our net sales and profit rates could decrease.  Moreover, increases in inflation may not be matched by increases in wages, which also could have a negative impact on consumer spending.  If we incur increased costs that we are unable to be recover through price increases, or if consumer spending decreases generally, our business, results of operations, financial condition and cash flows may be adversely affected.  In an effort to mitigate the impact of these incremental costs on our operating results, we expect to pass on some portion of cost increases to our consumers and adjust our business model, as appropriate, to minimize the impact of higher costs.  Further discussion of the potential impact of inflation and changing prices is included in Item 1A, Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	January 30, 2021	February 1, 2020	(Decrease) Increase
Borrowings under revolving credit agreement	$250.0	$275.0	$(25.0)
Long-term debt	198.9	198.4	0.5
Total debt (1)	$448.9	$473.4	$(24.5)
(1)	Total debt excludes the Blowfish Malibu mandatory purchase obligation, which was valued at $39.1 million and $15.2 million as of January 30, 2021 and February 1, 2020, respectively.

Total debt obligations decreased $24.5 million to $448.9 million at the end of 2020, compared to $473.4 million at the end of last year, as we made continued progress on paying back borrowings which were used to fund the Vionic acquisition in October 2018.  Net interest expense in 2020 was $48.3 million, compared to $33.1 million in 2019.  The increase in net interest expense in 2020 was primarily attributable to the fair value adjustment for the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 2 and Note 15 to the consolidated financial statements, partially offset by lower average borrowings under our revolving credit agreement.

Credit Agreement

As further discussed in Note 12 to the consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC and Vionic International LLC are each co-borrowers and guarantors under the revolving credit facility. On January 18, 2019, the Loan Parties entered into the Third Amendment to Fourth Amended and Restated Credit Agreement  to extend the maturity date to January 18, 2024 and changed the borrowing capacity under the former credit agreement from an aggregate amount of up to $600.0 million to an aggregate amount of up to $500.0 million, with the option to increase by up to $250.0 million. The Third Amendment to Fourth Amended and Restated Credit Agreement also reduced upfront and unused borrowing fees, provided for less restrictive covenants and offered more flexibility.  On April 14, 2020, we entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the “Credit Agreement”) which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million.

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

At January 30, 2021, we had $250.0 million borrowings and $11.2 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $136.0 million at January 30, 2021.  Borrowings under the revolving credit facility, which will be used for working capital needs, will bear interest at LIBOR plus a spread of between 1.25% and 1.5%.

The accordion feature of our revolving credit facility provides us with a maximum of $250 million in additional borrowing capacity subject to our compliance with covenants and restrictions under the Credit Agreement. Currently, based on our level of inventory and accounts receivable, the accordion feature would provide approximately $100.0 million of additional borrowing capacity.  We were in compliance with all covenants and restrictions under the Credit Agreement as of January 30, 2021.  Our credit rating was downgraded in March 2020 by Moody’s and S&P and again in April 2020 by Moody’s. Further deterioration in our credit ratings or non-compliance with any covenants or restrictions under the Credit Agreement may impact our ability to access borrowings or capital, as well as negatively impact interest rates and the cost of borrowings.

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

The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of January 30, 2021, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Supplemental Guarantor Financial Information

The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of our existing and future subsidiaries that are guarantors under the Credit Agreement.  The guarantors are 100% owned by Caleres, Inc. (“Parent”).  On October 31, 2018, Vionic was joined to the Credit Agreement as a guarantor.  After giving effect to the joinder, the Company is lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Credit Agreement.  During the second quarter of 2020, we adopted SEC Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, as further discussed in Note 1 to the consolidated financial statements.  The following tables present summarized financial information for the Parent and guarantors on a combined basis after the elimination of intercompany transactions between entities and amounts related to investments in any subsidiary that is a non-guarantor:

($ millions)	January 30, 2021
Current assets	$686.3
Non-current assets	1,029.5
Current liabilities	818.4
Non-current liabilities	740.0

($ millions)	2020
Net sales (1)	$1,939.2
Gross profit	728.4
Operating (loss) earnings	(421.6)
Net (loss) earnings	(345.1)
Net (loss) earnings attributable to Caleres, Inc.	(345.1)
(1)	Intercompany activity with the non-guarantor entities in 2020, 2019 and 2018 was not material.

Working Capital and Cash Flow

	January 30, 2021	February 1, 2020
Working capital ($ millions) (1)	$(123.0)	$31.3
Current ratio (2)	0.86:1	1.04:1
Debt-to-capital ratio (3)	68.8%	42.2%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Working capital at January 30, 2021, was a deficit of $123.0 million, which was $154.3 million lower than at February 1, 2020.  Our current ratio was 0.86 to 1 at February 1, 2020, compared to 1.04 to 1 at February 1, 2020.  The decrease in both working capital and current ratio from 2019 reflects many factors, including lower inventories driven by disciplined inventory management during 2020 and the impact of port delays at the end of 2020 which delayed the flow of certain product, as well as the reclassification of the Blowfish Malibu mandatory purchase obligation to current liabilities, reflecting the anticipated settlement in 2021.  Our debt-to-capital ratio was 68.8% as of January 30, 2021, compared to 42.2% at February 1, 2020, primarily reflecting lower equity resulting from our net loss in 2020.

			Increase (Decrease)
			in Cash and
($ millions)	2020	2019	Cash Equivalents
Net cash provided by operating activities	$126.4	$170.8	$(44.4)
Net cash used for investing activities	(22.1)	(49.5)	27.4
Net cash used for financing activities	(61.3)	(106.3)	45.0
Effect of exchange rate changes on cash and cash equivalents	0.1	0.0	0.1
Increase in cash and cash equivalents	$43.1	$15.0	$28.1

Cash provided by operating activities was $44.4 million lower in 2020 than last year, reflecting the following factors:

●	Lower earnings, after consideration of non-cash items, in 2020 compared to 2019, and
●	A larger increase in income tax receivables in 2020 compared to 2019, partially offset by
●	An increase in accrued expenses and other liabilities in 2020 compared to a decrease 2019, and
●	A larger decrease in inventory in 2020, compared to 2019 due in part to our disciplined management of inventory during the pandemic and the impact of port delays at the end of 2020 which delayed the flow of certain product.

Supply chain financing: Certain of our suppliers are given the opportunity to sell receivables from us related to products we’ve purchased to participating financial institutions at a rate that leverages our credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. We negotiate payment and other terms with our suppliers, regardless of whether the supplier participates in the program, and our responsibility is limited to making payment based on the terms originally negotiated with the supplier.  These liabilities continue to be presented as accounts payable in our consolidated balance sheets and reflected as cash flows from operating activities when settled. As of January 30, 2021, we had $28.5 million of accounts payable subject to supply chain financing arrangements.  There was an immaterial amount of accounts payable subject to supply chain financing arrangements at February 1, 2020.  We believe the impact of supply chain financing is not material to our overall liquidity position.

Cash used for investing activities was $27.4 million lower in 2020 than last year, primarily reflecting lower capital expenditures in 2020 as a result of the steps taken to reduce and/or defer capital expenditures to preserve financial flexibility during the pandemic.  In 2021, we expect our purchases of property and equipment and capitalized software to be between $20 million and $30 million.

Cash used for financing activities was $45.0 million lower in 2020 than last year, primarily due to lower net repayments on our revolving credit agreement of $25.0 million in 2020 compared to $60.0 million in 2019.  In addition, share repurchases under our share repurchase programs decreased $10.1 million to $23.3 million in 2020 compared to $33.4 million in 2019.

We paid dividends of $0.28 per share in each of 2020, 2019 and 2018. The 2020 dividends marked the 98th year of consecutive quarterly dividends.  On March 11, 2021, the Board of Directors declared a quarterly dividend of $0.07 per share, payable on April 9, 2021, to shareholders of record on March 25, 2021, marking the 392nd consecutive quarterly dividend to be paid by the Company.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements.  Our most significant policies requiring the use of estimates and judgments are listed below.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, a company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired.  If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value.  If the recorded values of these assets are not recoverable, based on either the qualitative assessment or discounted cash flow analysis, goodwill impairment is recognized for the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.  We perform impairment tests as of the beginning of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  Other intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.

Goodwill

During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization, and the impact of COVID-19 on our business operations, we determined that an interim assessment of goodwill was required and performed the quantitative assessment for all reporting units as of May 2, 2020.  The quantitative test is a fair value-based test applied at the reporting unit level, which is generally at or one level below the operating segment level.  The test compared the fair value of each reporting unit to the carrying value of that reporting unit.  This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  The fair value of the reporting unit is determined using an estimate of future cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows.  Projected net sales, gross profit, selling and administrative expenses, capital expenditures and working capital requirements are based on the past performance of the reporting units as well as our internal projections.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting unit directly resulting from the use of its assets in its operations.  We also considered assumptions that market participants may use.  The estimates of the fair values of our reporting units were based on the best information available to us as of the date of the assessment.  In our quantitative assessments of goodwill, our projected net sales growth rates, gross profit, selling and administrative expenses and discount rates require significant management judgment and are the assumptions to which the fair value calculation is the most sensitive.  The interim assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units exceeded the carrying value, resulting in total non-cash goodwill impairment charges of $240.3 million in the first quarter of 2020.

In addition to the interim assessment, we performed an impairment review of the goodwill associated with the Blowfish Malibu reporting unit as of the first day of our fourth fiscal quarter.  We elected to perform the optional qualitative assessment, which indicated no impairment.  During 2019 and 2018, the goodwill impairment testing was performed as of the first day of our fourth fiscal quarter, which resulted in no impairment charges recorded during 2019 and $38.0 million of non-cash impairment charges for the impairment of goodwill of our Allen Edmonds reporting unit in 2018.

Other Intangible Assets

During the first quarter of 2020, as a result of the triggering event from the economic impacts of COVID-19, an interim assessment of our indefinite-lived intangible assets was performed as of May 2, 2020.  We tested our indefinite-lived intangible assets, consisting of trade names, utilizing the relief-from-royalty method to determine the estimated fair value of each indefinite-lived intangible asset.  The relief-from-royalty method estimates the theoretical royalty savings from ownership of the trade name.  Key assumptions used in our assessments include net sales projections, discount rates and royalty rates.  Royalty rates are established by management based on comparable trade name licensing agreements in the market.  The net sales projections, discount rates and royalty rates utilized in our quantitative assessments of indefinite-lived intangible assets require significant management judgment and are the assumptions to which the fair value calculation is most sensitive.  The impairment review resulted in total impairment charges of $22.4 million in the first quarter of 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trade name and $10.2 million of impairment associated with the indefinite-lived Via Spiga trade name.  The carrying value of the Via Spiga trade name of $0.5 million will be amortized over approximately two years. Changes in any of the assumptions used in the impairment assessments could negatively impact future fair value calculations, potentially resulting in an impairment charge on other trade names in subsequent assessments.   In addition to the interim assessment, we evaluated the indefinite-lived intangible assets and the definite-lived Allen Edmonds customer relationship intangible asset as of the first day of our fourth fiscal quarter.  The indefinite-lived trade names were evaluated using the key assumptions described above.  These impairment reviews resulted in additional impairment totaling $23.8 million, consisting of $19.8 million associated with the Allen Edmonds tradename and $4.0 million associated with the Allen Edmonds customer relationships intangible asset.  The 2019 impairment reviews for indefinite-lived intangible assets indicated no impairment.  During 2018, we recorded a non-cash impairment charge of $60.0 million for the impairment of the Allen Edmonds indefinite-lived trade name.  Refer to Note 11 to the consolidated financial statements for additional information related to goodwill and intangible assets.

Store Impairment Charges

We regularly analyze the results of all stores and assess the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The projected cash flows of the stores (including net sales projections), discount rates and current market lease rates for the remaining lease term of the related stores used to determine fair value require significant management judgment and are the assumptions to which the fair value calculations are most sensitive.  We recorded asset impairment charges, primarily related to underperforming retail stores, of $56.3 million during 2020, including $31.4 million associated with operating lease right-of-use assets and $24.9 million associated with property and equipment, primarily reflecting the impact of the COVID-19 pandemic on our retail operations as well as the decision to close all but a few of our Naturalizer retail stores.

Inventories

Inventories are one of our most significant assets, representing approximately 26% of total assets at the end of 2020.  We value inventories at the lower of cost and net realizable value with 88% of consolidated inventories using the last-in, first-out (“LIFO”) method.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.  As further discussed in Note 1 to the consolidated financial statements, a reduction in inventory quantities associated with the ongoing exit of our Naturalizer retail business resulted in a liquidation of LIFO layers and a reduction of the LIFO reserve of $2.9 million.

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

We perform physical inventory counts or cycle counts on merchandise inventory on hand throughout the year and adjust the recorded balance to reflect the results.  We record estimated shrinkage between physical inventory counts based on historical results.  Inventory shrinkage is included as a component of cost of goods sold.

Income Tax Valuation Allowances

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities.  Valuation allowances are established if we believe that it is more-likely-than-not that some or all of our deferred tax assets will not be realized.  The evaluation of the realizability of deferred tax assets requires significant assumptions, estimates and judgment by management, including estimates of future taxable income by jurisdiction.  Such estimates are subject to inherent uncertainties and subjectivity.

As of January 30, 2021, we are in a three-year cumulative loss position for federal, state and certain international jurisdictions.  We have valuation allowances totaling $50.0 million as of January 30, 2021, reflecting the uncertainty regarding the utilization of net operating loss carryforwards and other deferred tax assets.

Impact of Prospective Accounting Pronouncements

Recent accounting pronouncements and their impact on the Company are described in Note 1 to the consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements as of January 30, 2021.

CONTRACTUAL OBLIGATIONS

The table below sets forth our significant future obligations by time period. Further information on certain of these commitments is provided in the notes to our consolidated financial statements, which are cross-referenced in this table. Our obligations outstanding as of January 30, 2021 include the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Borrowings under Credit Agreement (1)	$250.0	$250.0	$—	$—	$—
Long-term debt (2)	200.0	—	200.0	—	—
Interest on long-term debt (2)	37.5	12.5	25.0	—	—
Operating lease commitments, including imputed interest (3)	776.9	176.9	245.4	152.7	201.9
Minimum license commitments	7.5	7.5	—	—	—
Purchase obligations (4)	593.7	571.6	16.2	1.5	4.4
Mandatory purchase obligation (5)	39.1	39.1	—	—	—
Other (6)	18.5	1.9	3.2	6.2	7.2
Total (7)	$1,923.2	$1,059.5	$489.8	$160.4	$213.5
(1)	Interest on borrowings is at variable rates based on LIBOR or the prime rate, as defined in the Credit Agreement, plus a spread. The interest rate and fees for letters of credit varies based upon the level of excess availability under the Credit Agreement. There is an unused line fee payable on the excess availability under the facility and a letter of credit fee payable on the outstanding exposure under letters of credit. Interest obligations, which are variable in nature, are not included in the table above. The borrowings under the Credit Agreement mature in January 2024. Refer to Note 12 to the consolidated financial statements.

(2)	Interest obligations have been presented based on our $200.0 million principal value of Senior Notes at a fixed interest rate of 6.25% as of fiscal year ended January 30, 2021. Refer to Note 12 to the consolidated financial statements.
(3)	The majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the minimum rent obligations, irrespective of our ability to reduce or terminate rental payments in the future. Refer to Note 13 to the consolidated financial statements.
(4)	Purchase obligations include agreements to purchase assets, goods or services that specify all significant terms, including quantity and price provisions. As a result of the temporary closure of our retail stores and those of our wholesale customers, as well as the overall impact of COVID-19 on the global economy, we have sought to cancel or reduce certain purchase obligations.
(5)	Refer to Note 2, Note 5 and Note 15 to the consolidated financial statements for further discussion regarding the mandatory purchase obligation associated with the Blowfish Malibu acquisition.
(6)	Includes obligations for our supplemental executive retirement plan and other postretirement benefits, as discussed in Note 6 to the consolidated financial statements, one-time transition tax for the mandatory deemed repatriation of cumulative international earnings related to income tax reform, as discussed in Note 7 to the consolidated financial statements, and other contractual obligations.
(7)	Excludes liabilities of $7.9 million, $1.0 million and $1.7 million for our non-qualified deferred compensation plan, deferred compensation plan for non-employee directors and restricted stock units for non-employee directors, respectively, due to the uncertain nature in timing of payments. Refer to Note 6, Note 15 and Note 17 to the consolidated financial statements.

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

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In addition, we are exposed to translation risk because certain of our international operations use the local currency as their functional currency and those financial results must be translated into United States dollars. As currency exchange rates fluctuate, translation of our financial statements of international businesses into United States dollars affects the comparability of financial results between years.

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

At January 30, 2021, the fair value of our long-term debt is estimated at approximately $201.0 million based upon the pricing of our 2023 Senior Notes at that time.  Market risk is viewed as the potential change in fair value of our debt resulting from a hypothetical 10% adverse change in interest rates and would be $2.8 million for our long-term debt at January 30, 2021.

Information appearing under the caption Risk Management and Derivatives in Note 14 and Fair Value Measurements in Note 15 to the consolidated financial statements is incorporated herein by reference.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021. The effectiveness of our internal control over financial reporting as of January 30, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included herein.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Caleres, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Caleres, Inc.’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Caleres, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Caleres, Inc. as of January 30, 2021 and February 1, 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows and shareholders’ equity for each of the three years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated March 30, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

March 30, 2021

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Caleres, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of earnings (loss), comprehensive income (loss), cash flows, and shareholders’ equity for each of the three years in the period ended January 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 30, 2021 expressed an unqualified opinion thereon.

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

Impairment of Allen Edmonds indefinite-lived trade name
Description of the Matter

As discussed in Note 1, the Company performs an impairment test on its indefinite-lived intangible assets as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required.  During the first quarter of 2020, as a result of the triggering event from the economic impacts of COVID-19, an interim assessment of the Company’s indefinite-lived intangible assets was performed as of May 2, 2020.   In addition to the interim assessment, the Company evaluated the indefinite-lived intangible assets as of the first day of the fourth fiscal quarter. The Company recorded total impairment charges of $32.0 million associated with the indefinite-lived Allen Edmonds trade name during the year ended January 30, 2021.

Auditing the Company’s interim and annual impairment tests for the indefinite-lived Allen Edmonds trade name was complex and involved a high degree of subjectivity, as considerable management judgment was necessary to estimate the fair value of the Allen Edmonds trade name. For the Allen Edmonds trade name, the key assumptions used include net sales projections, royalty rate, and discount rate. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions, particularly those in the retail industry.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s indefinite-lived Allen Edmonds trade name impairment process. This included testing controls over the Company’s budgeting and forecasting process used to develop the projected net sales and the selection of royalty rates and discount rates used in estimating the fair value of Allen Edmonds trade name. We also tested controls over the Company’s review of the valuation model and key assumptions described above, as well as the completeness and accuracy of data used in the valuation model.

We performed audit procedures that included, among other procedures, assessing methodologies and testing the key assumptions discussed above and the underlying data used by the Company in its analysis to estimate the fair value of the Allen Edmonds trade name. For example, we compared the significant assumptions used by the Company to historical results, current industry and economic trends and other guideline companies within the same industry. In addition, we performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Allen Edmonds trade name that would result from changes in the underlying assumptions.  We also compared the assumptions used in the forecasted cash flows with the Company’s strategic plans. In addition, we involved internal specialists to assist in evaluating the Company’s discount rate and royalty rate.

Impairment of store assets
Description of the Matter

As discussed in Notes 1 and 13, the Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  Property and equipment and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a floor based on current market lease rates. The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $56.3 million during the year ended January 30, 2021.  The impairment charges recorded, included $31.4 million associated with lease right-of-use assets and $24.9 million associated with property and equipment.

Auditing the Company’s long-lived store impairment analysis was complex and involved a high degree of subjectivity, due to the estimation required in determining the projected cash flows used to assess recoverability (undiscounted) and determining the fair value (discounted). The significant assumptions used include estimated future cash flows directly related to the future operation of the stores (including net sales projections) and the discount rate used to determine fair value. Significant assumptions used in determining the fair value of the lease right-of-use assets include the current market lease rates for the remaining lease term of the related stores and risk-adjusted discount rate. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions, particularly those in the retail industry.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s long-lived store impairment process. This included testing controls over the Company's budget and forecasting process used to develop the projected undiscounted and discounted cash flows used in estimating the fair value of the retail stores. We also tested controls over the Company’s review of the valuation model, including the  model used to estimate the fair value of the lease right-of-use asset and significant, assumptions described above, as well as the completeness and accuracy of data used in the valuation model.

We performed audit procedures which included, among other procedures, testing the significant assumptions discussed above and other underlying data used by the Company to estimate the projected undiscounted and discounted cash flows to estimate the fair value of the retail stores,. For example, we compared the significant assumptions used by the Company to historical results, current industry and economic trends and other guideline companies within the same industry. In addition, we performed sensitivity analyses of significant assumptions to evaluate the changes in the individual retail stores identified for impairment and the fair value of the individual retail stores that would result from changes in the underlying assumptions. We also compared the assumptions used in the forecasted cash flows with the Company’s strategic plans. In addition, we involved internal specialists to assist in testing the market rent of the store leases and risk-adjusted discount rates by comparing them to current market lease rates for comparable leases and available market data

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1917.

St. Louis, Missouri

March 30, 2021

Consolidated Balance Sheets

($ thousands, except number of shares and per share amounts)	January 30, 2021	February 1, 2020
Assets
Current assets:
Cash and cash equivalents	$88,295	$45,218
Receivables, net of allowances of $31,971 in 2020 and $28,827 in 2019	126,994	162,181
Inventories, net of adjustment to last-in, first-out cost of $793 in 2020 and $3,826 in 2019	487,955	618,406
Income taxes	33,925	6,189
Prepaid expenses and other current assets	45,387	50,305
Total current assets	782,556	882,299

Prepaid pension costs	88,833	50,660
Lease right-of-use assets	554,303	695,594
Property and equipment, net	172,437	224,846
Deferred income taxes	—	9,735
Goodwill	4,956	245,275
Intangible assets, net	235,115	294,304
Other assets	28,850	28,994
Total assets	$1,867,050	$2,431,707

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$250,000	$275,000
Mandatory purchase obligation - Blowfish Malibu	39,134	—
Trade accounts payable	280,501	267,018
Employee compensation and benefits	48,641	54,720
Income taxes	5,069	7,186
Lease obligations	153,060	127,869
Other accrued expenses	129,104	119,157
Total current liabilities	905,509	850,950

Other liabilities:
Noncurrent lease obligations	518,942	629,032
Long-term debt	198,851	198,391
Income taxes	5,038	7,786
Deferred income taxes	8,244	55,013
Other liabilities	26,612	41,405
Total other liabilities	757,687	931,627

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 37,966,204 and 40,396,757 shares outstanding, net of 8,120,591 and 5,690,038 treasury shares in 2020 and 2019, respectively	380	404
Additional paid-in capital	160,446	153,489
Accumulated other comprehensive loss	(9,136)	(31,843)
Retained earnings	48,557	523,900
Total Caleres, Inc. shareholders’ equity	200,247	645,950
Noncontrolling interests	3,607	3,180
Total equity	203,854	649,130
Total liabilities and equity	$1,867,050	$2,431,707

See notes to consolidated financial statements.

Consolidated Statements of Earnings (Loss)

($ thousands, except per share amounts)	2020	2019	2018
Net sales	$2,117,070	$2,921,562	$2,834,846
Cost of goods sold	1,330,021	1,737,202	1,678,502
Gross profit	787,049	1,184,360	1,156,344
Selling and administrative expenses	889,489	1,065,760	1,041,765
Impairment of goodwill and intangible assets	286,524	—	98,044
Restructuring and other special charges, net	96,694	14,787	16,134
Operating (loss) earnings	(485,658)	103,813	401
Interest expense, net	(48,287)	(33,123)	(18,277)
Loss on early extinguishment of debt	—	—	(186)
Other income, net	16,834	7,903	12,308
(Loss) earnings before income taxes	(517,111)	78,593	(5,754)
Income tax benefit (provision)	78,117	(16,511)	273
Net (loss) earnings	(438,994)	62,082	(5,481)
Net earnings (loss) attributable to noncontrolling interests	120	(737)	(40)
Net (loss) earnings attributable to Caleres, Inc.	(439,114)	62,819	(5,441)

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(11.80)	$1.53	$(0.13)

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(11.80)	$1.53	$(0.13)

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

($ thousands)	2020	2019	2018
Net (loss) earnings	$(438,994)	$62,082	$(5,481)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	637	(607)	(1,224)
Pension and other postretirement benefits adjustments	22,146	(116)	(13,883)
Derivative financial instruments	92	516	(1,375)
Other comprehensive income (loss), net of tax	22,875	(207)	(16,482)
Comprehensive (loss) income	(416,119)	61,875	(21,963)
Comprehensive income (loss) attributable to noncontrolling interests	288	(702)	(91)
Comprehensive (loss) income attributable to Caleres, Inc.	$(416,407)	$62,577	$(21,872)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2020	2019	2018
Operating Activities
Net (loss) earnings	$(438,994)	$62,082	$(5,481)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	41,644	46,014	45,540
Amortization of capitalized software	5,911	6,486	10,136
Amortization of intangible assets	12,984	13,062	7,021
Amortization of debt issuance costs and debt discount	1,359	7,261	1,960
Fair value adjustments to mandatory purchase obligation	23,934	5,955	250
Loss on early extinguishment of debt	—	—	186
Share-based compensation expense	8,097	10,246	13,805
Loss on disposal of property and equipment	2,890	1,469	2,396
Impairment charges for property, equipment, and lease right-of-use assets	56,343	5,867	3,665
Impairment of goodwill and intangible assets	286,524	—	98,044
Provision for expected credit losses	10,575	773	518
Deferred rent	—	—	1,779
Deferred income taxes	(37,034)	9,796	(6,922)
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	22,465	28,768	(2,635)
Inventories	130,796	63,430	(51,676)
Prepaid expenses and other current and noncurrent assets	(12,400)	(16,833)	(6,064)
Trade accounts payable	13,373	(46,106)	17,236
Accrued expenses and other liabilities	30,181	(27,304)	19,350
Income taxes, net	(32,600)	(517)	(17,736)
Other, net	305	337	(1,783)
Net cash provided by operating activities	126,353	170,786	129,589

Investing Activities
Purchases of property and equipment	(16,786)	(44,533)	(62,483)
Disposals of property and equipment	—	636	—
Capitalized software	(5,274)	(5,619)	(4,416)
Acquisition of Blowfish Malibu, net of cash received	—	—	(16,792)
Acquisition of Vionic, net of cash received	—	—	(352,666)
Net cash used for investing activities	(22,060)	(49,516)	(436,357)

Financing Activities
Borrowings under revolving credit agreement	438,500	288,500	360,000
Repayments under revolving credit agreement	(463,500)	(348,500)	(25,000)
Dividends paid	(10,764)	(11,422)	(11,983)
Debt issuance costs	—	—	(1,298)
Acquisition of treasury stock	(23,348)	(33,424)	(43,771)
Issuance of common stock under share-based plans, net	(1,135)	(2,644)	(4,372)
Contributions by noncontrolling interests, net	139	2,500	—
Other	(1,198)	(1,342)	(406)
Net cash (used for) provided by financing activities	(61,306)	(106,332)	273,170
Effect of exchange rate changes on cash and cash equivalents	90	80	(249)
Increase (decrease) in cash and cash equivalents	43,077	15,018	(33,847)
Cash and cash equivalents at beginning of period	45,218	30,200	64,047
Cash and cash equivalents at end of period	$88,295	$45,218	$30,200

See notes to consolidated financial statements, including the supplemental disclosures on cash flows in Note 1.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other		Total
				Comprehensive		Caleres, Inc.	Non-
($ thousands, except number of shares	Common Stock		Additional	(Loss)	Retained	Shareholders’	controlling
and per share amounts)	Shares	Dollars	Paid-In Capital	Income	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 3, 2018	43,031,689	$430	$136,460	$(15,170)	$595,769	$717,489	$1,473	$718,962
Net loss					(5,441)	(5,441)	(40)	(5,481)
Foreign currency translation adjustment				(1,173)		(1,173)	(51)	(1,224)
Unrealized loss on derivative financial instruments, net of tax of $350				(1,375)		(1,375)		(1,375)
Pension and other postretirement benefits adjustments, net of tax of $4,816				(13,883)		(13,883)		(13,883)
Comprehensive loss				(16,431)	(5,441)	(21,872)	(91)	(21,963)
Dividends ($0.28 per share)					(11,983)	(11,983)		(11,983)
Acquisition of treasury stock	(1,465,649)	(15)			(43,756)	(43,771)		(43,771)
Issuance of common stock under share-based plans, net	320,522	4	(4,376)			(4,372)		(4,372)
Cumulative-effect adjustment from adoption of ASU 2016-16					(10,468)	(10,468)		(10,468)
Cumulative-effect adjustment from adoption of ASU 2014-09 (Topic 606)					(4,775)	(4,775)		(4,775)
Share-based compensation expense			13,805			13,805		13,805
BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435
Net earnings (loss)					62,819	62,819	(737)	62,082
Foreign currency translation adjustment				(642)		(642)	35	(607)
Unrealized gain on derivative financial instruments, net of tax of $127				516		516		516
Pension and other postretirement benefits adjustments, net of tax of $42				(116)		(116)		(116)
Comprehensive (loss) income				(242)	62,819	62,577	(702)	61,875
Contributions by noncontrolling interests						—	2,500	2,500
Dividends ($0.28 per share)					(11,422)	(11,422)		(11,422)
Acquisition of treasury stock	(1,704,240)	(17)			(33,407)	(33,424)		(33,424)
Issuance of common stock under share-based plans, net	214,435	2	(2,646)			(2,644)		(2,644)
Cumulative-effect adjustment from adoption of ASC 842					(13,436)	(13,436)		(13,436)
Share-based compensation expense			10,246			10,246		10,246
BALANCE FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130
Net (loss) earnings					(439,114)	(439,114)	120	(438,994)
Foreign currency translation adjustment				469		469	168	637
Unrealized gain on derivative financial instruments, net of tax of $31				92		92		92
Pension and other postretirement benefits adjustments, net of tax of $7,671				22,146		22,146		22,146
Comprehensive income (loss)				22,707	(439,114)	(416,407)	288	(416,119)
Contributions by noncontrolling interests, net						—	139	139
Dividends ($0.28 per share)					(10,764)	(10,764)		(10,764)
Acquisition of treasury stock	(2,902,122)	(29)			(23,319)	(23,348)		(23,348)
Issuance of common stock under share-based plans, net	471,569	5	(1,140)			(1,135)		(1,135)
Cumulative-effect adjustment from adoption of ASC 326					(2,146)	(2,146)		(2,146)
Share-based compensation expense			8,097			8,097		8,097
BALANCE JANUARY 30, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Caleres, Inc., originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company. The Company’s shares are traded under the “CAL” symbol on the New York Stock Exchange.

The Company provides a broad offering of licensed, branded and private-label athletic, casual and dress footwear products to women, men and children. The footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 1,086 retail shoe stores in the United States, Canada, China and Guam under the Famous Footwear, Naturalizer, Sam Edelman and Allen Edmonds names.  In addition, through its Brand Portfolio segment, the Company designs, sources and markets footwear to retail stores domestically and internationally, including online retailers, national chains, department stores, mass merchandisers and independent retailers.  Refer to Note 3 to the consolidated financial statements for additional information regarding the Company’s revenue by category and Note 8 for discussion of the Company’s business segments.

The Company’s business is seasonal in nature due to consumer spending patterns with higher back-to-school and holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company’s earnings for the year.

Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications did not affect net (loss) earnings attributable to Caleres, Inc.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates.  During 2019, the Company entered into a joint venture with Brand Investment Holding Limited ("Brand Investment Holding"), a member of the Gemkell Group.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions ("CLT"). During 2020, CLT was funded with $3.0 million in capital contributions, including $1.5 million from the Company and $1.5 million from Brand Investment Holding.  In 2019, CLT was funded with $5.0 million in capital contributions, including $2.5 million from the Company and $2.5 million from Brand Investment Holding.  Net sales and operating results were immaterial in both 2020 and 2019.

The Company had a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China.  The Company was a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%.  The license enabling the joint venture to market the footwear expired in August 2017 and the parties are in the process of dissolving their joint venture arrangements.  The Company anticipates the liquidation to be completed in 2021.

The Company consolidates CLT and B&H Footwear into its consolidated financial statements.  Net (loss) earnings attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to CBI and Brand Investment Holding equity.  Transactions between the Company and the joint ventures have been eliminated in the consolidated financial statements.

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2020, 2019 and 2018, all of which included 52 weeks, ended on January 30, 2021, February 1, 2020 and February 2, 2019, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

COVID-19 Pandemic

The United States and global economies continue to be adversely affected by the coronavirus (“COVID-19”) pandemic. Although the Company has reopened all its retail stores from the temporary store closures in the first half of 2020, the Company’s financial results were adversely impacted by COVID-19 in 2020. The Company took actions to manage its resources conservatively to mitigate the adverse impact of the pandemic, including reductions in the workforce, associate furloughs for a significant portion of the workforce during the first half of 2020, and reductions in salary for most remaining associates, as well as a reduction in the cash retainers for the Board of Directors through the end of the second quarter; reducing inventory purchases; reducing marketing expenses; and minimizing costs associated with the closed retail facilities.  In addition, as a precautionary measure to increase its cash position and preserve financial flexibility given the uncertainty in the United States and global markets resulting from COVID-19, the Company increased the borrowings on its revolving credit facility in March 2020 to $440.0 million.  In April, the Company entered into an amendment to the Fourth Amended and Restated Credit Agreement to increase its borrowing capacity, as further discussed in Note 12 to the consolidated financial statements.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted.  The CARES Act includes a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  As of January 30, 2021, the Company has deferred $9.4 million of employer social security payroll taxes, of which $4.7 million are presented in other accrued expenses and $4.7 million are presented in other liabilities on the consolidated balance sheet.  In addition, as further discussed below and in Note 7 to the consolidated financial statements, the CARES Act permits the carryback of certain current operating losses to prior years, which resulted in an incremental tax benefit of $8.2 million.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  The Company had an immaterial amount of restricted cash as of January 30, 2021 and February 1, 2020.

Receivables

Prior to the adoption of Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“Topic 326”) in 2020, the Company evaluated the collectability of selected accounts receivable on a case-by-case basis and recorded a reserve for incurred losses, considering such factors as ability to pay, bankruptcy, credit ratings and payment history.  As those circumstances changed, estimates of recoverability were further adjusted.  As further discussed below, the Company adopted Topic 326 on a modified retrospective basis during the first quarter of 2020, which replaced the “incurred loss” model with an “expected credit loss” model.  In accordance with Topic 326, the Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The Company recognized a provision for expected credit losses of $10.6 million in 2020, $0.8 million in 2019 and $0.5 million in 2018.  As a result of the COVID-19 pandemic, the financial results of many of the Company’s wholesale customers were adversely impacted due to store closures during the first half of 2020.  Many of those customers also experienced deterioration in their credit ratings, which resulted in higher expected credit losses for the Company and an increase in expense in 2020.

Customer allowances represent reserves against the Company’s wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances.  The Company estimates the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of our major retail customers.  Product returns and customer deductions are estimated using historical experience and anticipated future trends.  Co-op advertising allowances are estimated based on customer agreements.  The Company recognized a provision for customer allowances of $20.4 million in 2020, $62.7 million in 2019 and $54.2 million in 2018.

Customer discounts represent reserves against the Company’s accounts receivable for discounts that wholesale customers may take based on meeting certain order, payment or return guidelines.  The Company estimates the reserves needed for customer discounts based upon customer net sales and respective agreement terms.  The Company recognized a provision for customer discounts of $11.7 million in 2020, $12.0 million in 2019 and $5.5 million in 2018.

Inventories

All inventories are valued at the lower of cost and net realizable value with approximately 88% of consolidated inventories using the last-in, first-out (“LIFO”) method.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation.  If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $0.8 million and $3.8 million higher at January 30, 2021 and February 1, 2020, respectively.  In the fourth quarter of 2020, a reduction in inventory quantities associated with the ongoing exit of the Naturalizer retail business resulted in a liquidation of LIFO layers and reduction of the LIFO reserve of $2.9 million, with a corresponding reduction of cost of goods sold.  Refer to Note 9 to the consolidated financial statements for additional information related to inventories.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold.  Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred.  Such warehousing and distribution costs totaled $84.0 million, $106.0 million and $106.9 million in 2020, 2019 and 2018, respectively.  Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred.  Such sourcing and procurement costs totaled $18.6 million, $23.1 million and $22.1 million in 2020, 2019 and 2018, respectively.

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

Computer Software Costs

The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $15.5 million and $16.2 million of computer software costs as of January 30, 2021 and February 1, 2020, respectively, which are net of accumulated amortization of $131.1 million and $126.1 million as of the end of the respective periods.  In addition, other assets on the consolidated balance sheets include $9.6 million and $8.0 million of implementation costs for software as a service as of January 30, 2021 and February 1, 2020, respectively, which are net of accumulated amortization of $0.6 million and $0.3 million as of the end of the respective periods.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest Expense

Capitalized Interest

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets.  There was no interest capitalized in 2020.  The Company capitalized interest of $0.6 million and $0.2 million in 2019 and 2018, respectively, related to the new company-operated Brand Portfolio warehouse facilities in California.

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

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  In accordance with Accounting Standards Codification (“ASC”), Intangibles-Goodwill and Other (ASC Topic 350), the Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired.  If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value.  A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level.  The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units.  This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  The fair value of the reporting unit is determined using both a market approach and discounted cash flow analysis.  The market approach method includes the use of multiples of comparable publicly-traded companies.  The discounted cash flow approach estimates the fair value of the reporting unit using projected cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows.  Projected net sales, gross profit, selling and administrative expense, capital expenditures and working capital requirements are based on the Company’s internal projections.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting units directly resulting from the use of its assets in its operations.  Assumptions that market participants may use are also considered.  The estimate of the fair values of the Company’s reporting units is based on the best information available to the Company’s management as of the date of the assessment.  The Company has adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill.  Goodwill impairment is recorded if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit, not to exceed the carrying value of goodwill.

The Company performs its goodwill impairment assessment as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required.  During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization, and the impact of COVID-19 on business operations, the Company determined that an interim assessment of goodwill was required and performed the quantitative assessment for all reporting units.   The interim assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units exceeded the carrying value, resulting in non-cash goodwill impairment charges totaling $240.3 million in the first quarter of 2020.   In addition to the interim assessment, an impairment review of the goodwill associated with the Blowfish Malibu reporting unit was performed as of the first day of the fourth fiscal quarter, which indicated no impairment.  In 2019, the Company elected to perform the quantitative assessment for all reporting units and determined that the fair values of the reporting units exceeded the carrying values, resulting in no impairment. During 2018, the Company recorded a non-cash impairment charge of $38.0 million for the impairment of goodwill of the Allen Edmonds reporting unit.  Refer to Note 11 to the consolidated financial statements for further discussion of goodwill and intangible assets.

The Company performs impairment tests on its indefinite-lived intangible assets as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required.  Definite-lived intangible assets, other than goodwill, are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.  During the first quarter of 2020, as a result of the triggering event from the economic impacts of COVID-19, an interim assessment of the Company’s indefinite-lived intangible assets was performed as of May 2, 2020.  The impairment review resulted in total impairment charges of $22.4 million in the first quarter of 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trade name and $10.2 million of impairment associated with the indefinite-lived Via Spiga trade name.  The carrying value of the Via Spiga trade name of $0.5 million is being amortized over approximately two years.  In addition to the interim assessment, the Company evaluated the indefinite-lived intangible assets and the definite-lived Allen Edmonds customer relationship intangible asset as of the first day of the fourth fiscal quarter.  These impairment reviews resulted in additional impairment totaling $23.8 million, consisting of $19.8 million associated with the Allen Edmonds tradename and $4.0 million associated with the Allen Edmonds customer relationships intangible asset. The indefinite-lived intangible asset impairment reviews performed as of the first day of the Company’s fourth fiscal quarter in 2019 and 2018 resulted in no impairment charges in 2019 and a non-cash impairment charge of $60.0 million in 2018 for the impairment the Allen Edmonds indefinite-lived trade name.  Refer to Note 11 to the consolidated financial statements for further discussion.

Self-Insurance Reserves

The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others.  Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions.  The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends.  Based on available information as of January 30, 2021, the Company believes it has provided adequate reserves for its self-insurance exposure.  As of January 30, 2021 and February 1, 2020, self-insurance reserves were $10.4 million and $10.0 million, respectively.

Revenue Recognition

Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax.   Wholesale sales are recorded, net of returns, allowances and discounts, when obligations under the terms of a contract with the consumer are satisfied. This generally occurs at the time of transfer of control of merchandise.  The Company considers several control indicators in its assessment of the timing of the transfer of control, including significant risks and rewards of ownership, physical possession and the Company’s right to receive payment.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring merchandise.  Reserves for projected merchandise returns, discounts and allowances are determined based on historical experience and current expectations.  Revenue is recognized on license fees related to Company-owned brand names, where the Company is the licensor, when the related sales of the licensee are made.  The Company applies the guidance using the portfolio approach in ASC 606, Revenue from Contracts with Customers, because this methodology would not differ materially from applying the guidance to the individual contracts within the portfolio.  The Company excludes sales and similar taxes collected from customers from the measurement of the transaction price for its retail sales.

Gift Cards

The Company sells gift cards to its customers in its retail stores, through its e-commerce sites and at other retailers. The Company’s gift cards do not have expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Gift card breakage is recognized during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern.  Gift card breakage income is included in net sales in the consolidated statements of earnings (loss) and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets.  The Company recognized gift card breakage of $0.7 million, $1.1 million and $0.9 million in 2020, 2019 and 2018, respectively.

Loyalty Program

The Company maintains a loyalty program at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases.  Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear.  Savings certificates earned must be redeemed within stated expiration dates.  In addition to the savings certificates, the Company also offers exclusive member discounts.  The value of points and rewards earned by Famous Footwear’s loyalty program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates.  Approximately 79% of net sales in the Famous Footwear segment were made to its loyalty program members in 2020, compared to 78% in 2019.  As of January 30, 2021 and February 1, 2020, the Company had a loyalty program liability of $14.0 million and $16.4 million, respectively, which is included in other accrued expenses on the consolidated balance sheets.

Store Impairment Charges

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores and, beginning in 2019, the lease right-of-use asset, indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $56.3 million in 2020, $5.9 million in 2019 and $3.7 million in 2018.  Impairment charges in 2019 were higher as a result of the adoption of ASC 842, Leases, in the first quarter of 2019, as further discussed in Note 13 to the consolidated financial statements.  In addition, the Company’s impairment charges were impacted in 2020 as a result of the COVID-19 pandemic.

Advertising and Marketing Expense

Advertising and marketing costs are expensed as incurred, except for the costs of direct response advertising that relate primarily to the production and distribution of the Company’s catalogs and coupon mailers.  Direct response advertising costs are capitalized and amortized over the expected future revenue stream, which is generally one to three months from the date the materials are mailed.  External production costs of advertising are expensed when the advertising first appears in the media or in the store.

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

Total advertising and marketing expense was $77.9 million, $100.9 million and $84.8 million in 2020, 2019 and 2018, respectively.  These costs were offset by co-op advertising allowances recovered by the Company’s retail business of $3.4 million, $7.8 million and $7.6 million in 2020, 2019 and 2018, respectively.  Total co-op advertising costs reflected as a reduction of net sales were $7.2 million in 2020, $13.3 million in 2019 and $9.4 million in 2018.  Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $4.6 million and $2.8 million at January 30, 2021 and February 1, 2020, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of its assets and liabilities. The Company establishes valuation allowances if it believes that it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  The Company does not recognize a tax benefit unless it concludes that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position.  If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50% likely to be realized.  The Company records interest and penalties related to unrecognized tax positions within the income tax benefit (provision) on the consolidated statements of earnings (loss).  As further discussed in Note 7 to the consolidated financial statements, the CARES Act was signed into law in March 2020.  The CARES Act modified certain provisions of the Internal Revenue Code, including the five-year carryback period for net operating losses incurred in 2018, 2019 and 2020 tax years, which permits the Company to carry back net operating losses from years with a statutory 21% federal tax rate to years when the rate was 35%.  During 2020, the Company recorded a net income tax benefit of $8.2 million related to the carryback of the 2020 net operating loss.

Operating Leases

The Company leases all of its retail locations, a manufacturing facility and certain office locations, distribution centers and equipment under operating leases. Approximately 40% of the leases entered into by the Company include options that allow the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions. As further discussed in Note 13 to the consolidated financial statements, during the first quarter of 2019, the Company adopted ASC 842 using the modified retrospective transition method. In accordance with ASC 842, lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The majority of the Company’s leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date, including implied traded debt yield and seniority adjustments, to determine the present value of future payments. Lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred.  As further discussed below, the Company has elected to account for COVID-19-related lease concessions as though the enforceable rights and obligations existed in the original lease and accordingly, has treated these lease concessions as variable rent.

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

(Loss) Earnings Per Common Share Attributable to Caleres, Inc. Shareholders

The Company uses the two-class method to calculate basic and diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders. Unvested restricted stock awards are considered participating units because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic (loss) earnings per common share attributable to Caleres, Inc. shareholders is computed by dividing the net (loss) earnings attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year.  Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders is computed by dividing the net (loss) earnings attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares and potential dilutive securities outstanding during the year.  Potential dilutive securities consist of outstanding stock options and contingently issuable shares for the Company’s performance share awards. Refer to Note 4 to the consolidated financial statements for additional information related to the calculation of (loss) earnings per common share attributable to Caleres, Inc. shareholders.

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

Litigation Contingencies

The Company is the defendant in several claims and lawsuits arising in the ordinary course of business. The Company believes the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the consolidated financial position or results of operations. The Company accrues its best estimate of the cost of resolution of these claims. Legal defense costs of such claims are recognized in the period in which the costs are incurred. Refer to Note 18 to the consolidated financial statements for further discussion of commitments and contingencies.

Environmental Matters

The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the facility. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. The Company’s prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws to address conditions that may be identified in the future. Refer to Note 18 to the consolidated financial statements for a further description of specific properties.

Environmental expenditures relating to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed.  Based upon independent environmental assessments, liabilities are recorded when remedial action is considered probable and the costs can be reasonably estimated and are evaluated independently of any future claims recovery. Generally, the timing of these accruals coincides with completion of a feasibility study or our commitment to a formal plan of action, and our estimates of cost are subject to change as new information becomes available. Costs of future expenditures for environmental remediation obligations are discounted to their present value in those situations requiring only continuing maintenance and monitoring based upon a schedule of fixed payments.

Share-Based Compensation

The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted restricted stock, stock performance awards and stock options. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of restricted stock units (“RSUs”) payable in cash or the Company’s common stock. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Stock options generally vest over four years, with 25% vesting annually and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for restricted stock is based on the fair value of the restricted stock on the date of grant. Expense for graded-vesting grants is recognized ratably over the respective vesting periods and expense for cliff-vesting grants is recognized on a straight-line basis over the vesting period, which is generally four years. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the respective term of the award, or individual vesting portion of an award. Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, and for cash-equivalent RSUs, is remeasured at the end of each period. The Company accounts for forfeitures of share-based grants as they occur. If any of the assumptions used in the Black-Scholes model or the anticipated number of shares to be awarded change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period. Refer to additional information related to share-based compensation in Note 17 to the consolidated financial statements.

Consolidated Statements of Cash Flows Supplemental Disclosures

The Company had refunds for federal, state and international taxes, net of payments, of $0.6 million in 2020 and made payments, net of refunds, of $10.2 million, and $21.3 million in 2019 and 2018, respectively.  Refer to Note 7 to the consolidated financial statements for further information regarding income taxes.

Cash payments of interest for the Company’s borrowings under the revolving credit agreement and long-term debt during 2020, 2019 and 2018 were $23.6 million, $26.8 million and $17.4 million, respectively. Refer to Note 12 to the consolidated financial statements for further discussion regarding the Company’s financing arrangements.

Impact of Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.  The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable.  The Company adopted the ASU in the first quarter of 2020 on a modified retrospective basis.  Upon adoption, the Company recorded a cumulative-effect adjustment to retained earnings of $2.1 million, net of $0.4 million in deferred taxes.  The Company recorded a provision for expected credit losses of $10.6 million during 2020, primarily as a result of the COVID-19 pandemic and deteriorating financial conditions at many of the Company’s wholesale customers.

The following table summarizes the activity in the Company’s allowance for expected credit losses for the year ended January 30, 2021:

($ thousands)
Balance at February 1, 2020	$1,813
Adjustment upon adoption of ASU 2016-13	2,521
Provision for credit losses	10,575
Uncollectible accounts written-off, net of recoveries	(19)
Balance at January 30, 2021	$14,928

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 modifies disclosure requirements on fair value measurements, removing and modifying certain disclosures, while adding other disclosures.  The Company adopted the ASU during the first quarter of 2020, which did not have a material impact on the Company’s financial statement disclosures. Refer to Note 15 to the consolidated financial statements for detail regarding the Company’s fair value measurements.

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

In April 2020, the FASB issued interpretive guidance indicating that entities may elect not to evaluate whether a concession provided by lessors is a lease modification. Under existing lease guidance, an entity would be required to determine if a lease concession was the result of a new arrangement reached with the landlord, which would be accounted for under the lease modification framework, or if the concession was under the enforceable rights and obligations that existed in the original lease, it would be accounted for outside the lease modification framework.  The FASB guidance provides entities with the option to elect to account for COVID-19-related lease concessions as though the enforceable rights and obligations existed in the original lease. The Company has elected to treat these lease concessions as variable rent.  Accordingly, COVID-19-related lease concessions totaling $5.4 million for the year ended January 30, 2021 were recorded as a reduction of rent expense within selling and administrative expenses in the consolidated statements of earnings (loss). Refer to Note 13 to the condensed consolidated financial statements for further discussion regarding the Company’s leases.

In November 2020, the SEC issued SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information.  The rule amends existing requirements in Regulation S-K for disclosures related to management’s discussion and analysis and certain financial disclosure requirements.  The rule is effective for filings after August 9, 2021, with early adoption permitted on an item-by-item basis.  The Company has adopted the amendments associated with Items 301 and 302 of the rule and accordingly, has eliminated the selected financial data in Item 6 as well as the supplementary financial information that was previously included in the notes to the consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of franchise taxes.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted.  The adoption of ASU 2019-12 is not expected to have a material impact on the Company’s financial statements.

2.   ACQUISITIONS

Acquisition of Blowfish, LLC

On July 6, 2018, the Company entered into a Membership Interest Purchase Agreement ("Purchase Agreement") with Blowfish, LLC ("Blowfish Malibu"), pursuant to which the Company acquired a controlling interest in Blowfish Malibu.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula, as specified in the Purchase Agreement.  The aggregate purchase price was estimated to be $28.0 million, including approximately $9.0 million initially assigned to the mandatory purchase obligation, which will be paid upon settlement in 2021.  The remaining $19.0 million (or $16.8 million, net of $2.2 million of cash received) was funded with cash.  The initial $9.0 million estimate of the mandatory purchase obligation was valued on a discounted basis and is subject to remeasurement based on the earnings formula specified in the Purchase Agreement.  As of January 30, 2021, the fair value of the mandatory purchase obligation of $39.1 million is presented within current liabilities, reflecting the anticipated settlement in the third quarter of 2021.  As of February 1, 2020, the mandatory purchase obligation was valued at $15.2 million and was presented within other liabilities on the consolidated balance sheets. Accretion and remeasurement adjustments on the mandatory purchase obligation are being recorded as interest expense and totaled $23.9 million and $6.0 million in 2020 and 2019, respectively.  The operating results of Blowfish Malibu since July 6, 2018 have been included in the Company’s consolidated financial statements within the Brand Portfolio segment, with the elimination of sales and profit for sales to the Famous Footwear segment reflected in the Eliminations and Other category.

Acquisition of Vionic

On October 18, 2018, the Company entered into an Equity and Asset Purchase Agreement (the "Agreement") with the equity holders of Vionic Group LLC and Vionic International LLC, and VCG Holdings Ltd., a Cayman Islands corporation (collectively, "Vionic"), pursuant to which the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC and certain related intellectual property from VCG Holdings Ltd for $360.0 million plus adjustments for cash and indebtedness, as defined in the Agreement.  The aggregate purchase price was $360.7 million (or $352.7 million, net of $8.0 million of cash received).  The purchase was funded with borrowings from the Company’s revolving credit agreement.  The operating results of Vionic since October 18, 2018 have been included in the Company’s consolidated financial statements within the Brand Portfolio segment, with the elimination of sales and profits for sales to the Famous Footwear segment reflected in the Eliminations and Other category.

The Company recognized Vionic acquisition and integration-related costs of $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share) and $8.9 million ($6.6 million on an after-tax basis, or $0.15 per diluted share) for the incremental cost of goods sold in 2019 and 2018, respectively, related to the amortization of the inventory fair value adjustment required for purchase accounting.  There were no corresponding charges in 2020.  In addition, the Company incurred acquisition and integration-related costs of $3.4 million ($2.6 million on an after-tax basis, or $0.07 per diluted share), $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) and $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) in 2020, 2019 and 2018, respectively.  Of the $3.4 million of costs incurred in 2020, which were recorded as a component of restructuring and other special charges, $3.3 million is presented within the Brand Portfolio segment and $0.1 million is presented in the Eliminations and Other category.  Of the $1.9 million of costs incurred in 2019, $1.8 million is presented within the Eliminations and Other category and $0.1 million is presented in the Brand Portfolio segment and recorded as a component of restructuring and other special charges, net.  All of the 2018 costs are reflected within the Eliminations and Other category.  Refer to Note 5 to the consolidated financial statements for additional information related to these costs.

3.   REVENUES

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for 2020, 2019 and 2018:

	2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$983,669	$52,796	$—	$1,036,465
Landed wholesale - e-commerce - drop ship (1)	—	87,226	(4,192)	83,034
E-commerce - Company websites (1)	279,353	149,090	—	428,443
Total direct-to-consumer sales	$1,263,022	$289,112	$(4,192)	$1,547,942
First-cost wholesale - e-commerce (1)	—	1,249	—	1,249
Landed wholesale - e-commerce (1)	—	124,548	—	124,548
Landed wholesale - other	—	408,752	(44,770)	363,982
First-cost wholesale	—	69,172	—	69,172
Licensing and royalty	—	9,478	—	9,478
Other (2)	529	170	—	699
Total net sales	$1,263,551	$902,481	$(48,962)	$2,117,070

	2019
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,427,473	$154,549	$—	$1,582,022
Landed wholesale - e-commerce - drop ship (1)	—	93,249	—	93,249
E-commerce - Company websites (1)	159,724	145,897	—	305,621
Total direct-to-consumer sales	$1,587,197	$393,695	$—	$1,980,892
First-cost wholesale - e-commerce (1)	—	2,204	—	2,204
Landed wholesale - e-commerce (1)	—	190,536	—	190,536
Landed wholesale - other	—	708,262	(72,955)	635,307
First-cost wholesale	—	96,021	—	96,021
Licensing and royalty	—	15,469	—	15,469
Other (2)	860	273	—	1,133
Net sales	$1,588,057	$1,406,460	$(72,955)	$2,921,562

	2018
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,469,857	$166,903	$—	$1,636,760
Landed wholesale - e-commerce - drop ship (1)	—	61,518	—	61,518
E-commerce - Company websites (1)	136,327	125,877	—	262,204
Total direct-to-consumer sales	$1,606,184	$354,298	$—	$1,960,482
First-cost wholesale - e-commerce (1)	—	1,086	—	1,086
Landed wholesale - e-commerce (1)	—	155,637	—	155,637
Landed wholesale - other	—	690,988	(85,513)	605,475
First-cost wholesale	—	94,734	—	94,734
Licensing and royalty	—	16,501	—	16,501
Other (2)	624	307	—	931
Net sales	$1,606,808	$1,313,551	$(85,513)	$2,834,846
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

E-commerce

The Company also generates revenue from sales on websites maintained by the Company that are shipped from the Company’s distribution centers or retail stores directly to the consumer, picked up directly by the consumer from the Company’s stores and e-commerce sales from the Company’s wholesale customers’ websites that are fulfilled on a drop-ship or first cost basis (collectively referred to as "e-commerce"). The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	January 30, 2021	February 1, 2020
Customer allowances and discounts	$17,043	$26,200
Loyalty programs liability	13,986	16,405
Returns reserve	11,040	14,033
Gift card liability	6,091	5,742

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented. In addition, during 2020, the loyalty programs liability increased $26.4 million due to points and material rights accrued for purchases and decreased $28.8 million due to expirations and redemptions.  During 2019, the loyalty programs liability increased $27.8 million due to points and material rights accrued for purchases and decreased $26.0 million due to expirations and redemptions.

4.   EARNINGS (LOSS) PER SHARE

The Company uses the two-class method to compute basic and diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders:

($ thousands, except per share amounts)	2020	2019	2018

NUMERATOR
Net (loss) earnings	$(438,994)	$62,082	$(5,481)
Net (earnings) loss attributable to noncontrolling interests	(120)	737	40
Net (loss) earnings attributable to Caleres, Inc.	$(439,114)	$62,819	$(5,441)
Net earnings allocated to participating securities	—	(1,988)	—
Net (loss) earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$(439,114)	$60,831	$(5,441)

DENOMINATOR
Denominator for basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	37,220	39,796	41,756
Dilutive effect of share-based awards	—	57	—
Denominator for diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	37,220	39,853	41,756

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(11.80)	$1.53	$(0.13)

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(11.80)	$1.53	$(0.13)

Options to purchase 22,667 and 16,667 shares of common stock in 2020 and 2019, respectively, were not included in the denominator for diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders because the effect would be antidilutive.  There were no options to purchase shares excluded from the denominator in 2018.  Due to the Company’s net loss attributable to Caleres, Inc. in 2020 and 2018, the denominator for diluted loss per common share attributed to Caleres, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Caleres, Inc. shareholders.

The Company repurchased 2,902,122, 1,704,240 and 1,465,649 shares at a cost of $23.3 million, $33.4 million and $43.8 million during the years ended January 30, 2021, February 1, 2020 and February 2, 2019, respectively, under the 2011, 2018 and 2019 publicly announced share repurchase programs. The 2011 and 2018 repurchase programs permit repurchases of up to 2.5 million shares and the 2019 repurchase program permits repurchases of up to 5.0 million shares, as further discussed in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

5.   RESTRUCTURING AND OTHER INITIATIVES

COVID-19-Related Impairments and Expenses

The Company incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business, totaling $114.3 million ($115.5 million on an after-tax basis, or $3.10 per diluted share) during 2020.  These costs included non-cash impairment of property and equipment and lease right-of-use assets, incremental inventory markdowns, employee severance and other direct expenses specific to the impact of COVID-19 on the Company’s operations.  Of the $114.3 million in charges, $80.9 million is presented in restructuring and other special charges, net and $33.4 million is reflected as cost of goods sold in the consolidated statements of earnings (loss).  Of the $80.9 million reflected as restructuring and other special charges, $63.7 million is reflected in the Brand Portfolio segment, $16.6 million is reflected in the Famous Footwear segment and $0.6 million is reflected within the Eliminations and Other category.  The $33.4 million reflected as cost of goods sold represents incremental inventory markdowns, of which $27.4 million is reflected in the Brand Portfolio segment and $6.0 million is reflected in the Famous Footwear segment.  There were no corresponding charges in 2019 or 2018.

Blowfish Mandatory Purchase Obligation

In 2018, the Company acquired a controlling interest in Blowfish Malibu, as further discussed in Note 2 to the consolidated financial statements.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula as specified in the purchase agreement.  Accretion and remeasurement adjustments on the mandatory purchase obligation are being recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $23.9 million ($17.8 million on an after-tax basis, or $0.48 per diluted share) in 2020 and $5.4 million ($4.0 million on an after-tax basis, or $0.10 per diluted share) in 2019.  Refer to further discussion regarding the mandatory purchase obligation in Note 15 to the consolidated financial statements.

Brand Portfolio – Business Exits

During 2020, the Company incurred costs of $16.4 million ($14.9 million on an after-tax basis, or $0.40 per diluted share) related to the decision to close all but a limited number of its Naturalizer retail stores and exit the Fergie brand.  Of these charges, which are all reflected within the Brand Portfolio segment, $12.4 million is presented as restructuring and other special charges and primarily represents non-cash impairment of property and right-of-use lease assets, incremental rent and lease termination costs, and severance costs.  An additional $4.0 million is presented as cost of goods sold and represents the incremental inventory markdowns required to reduce the value of inventory for these two brands to net realizable value.  As of January 30, 2021, reserves of $2.1 million were included in other accrued expenses on the consolidated balance sheet.

During 2019, the Company incurred costs of $3.5 million ($2.6 million on an after-tax basis, or $0.06 per diluted share) related to the decision to exit the Carlos brand and reposition the Via Spiga brand. Of these charges, which are all reflected within the Brand Portfolio segment, $3.0 million relates to incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the consolidated statements of earnings (loss), while the remaining $0.5 million, which is presented in restructuring and other special charges, is for severance and other related costs.

During 2018, the Company incurred costs of $2.4 million ($1.8 million on an after-tax basis, or $0.04 per diluted share) related to the decision to exit the Diane von Furstenberg and George Brown Bilt  brands. Of these charges, which are all reflected within the Brand Portfolio segment, $1.8 million primarily represents incremental inventory markdowns required to reduce the value of inventory to net realizable value and is presented in cost of goods sold on the consolidated statements of earnings (loss), while the remaining $0.6 million is for severance and other related costs and presented in restructuring and other special charges.

Vionic Acquisition and Integration-Related Costs

On October 18, 2018, the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC, as further discussed in Note 2 to the consolidated financial statements.  The Company incurred acquisition and integration-related costs associated with the acquisition totaling $3.4 million ($2.6 million on an after-tax basis, $0.07 per diluted share), $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) and $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) during 2020, 2019 and 2018, respectively.  Of the $3.4 million in charges in 2020, which were presented as restructuring and other special charges in the consolidated statements of earnings (loss), $3.3 million is reflected within the Brand Portfolio segment and $0.1 million is reflected within the Eliminations and Other category, and represent non-cash impairment of assets, severance and other related costs.  Of the $1.9 million in charges in 2019 presented as restructuring and other special charges, which were primarily for severance and professional fees, $1.8 million is reflected within the Eliminations and Other category and $0.1 million is reflected in the Brand Portfolio segment.  All of the 2018 charges, which were primarily for professional fees, are reflected within the Eliminations and Other category.

Expense Containment Initiatives

During the fourth quarter of 2019, the Company announced expense containment initiatives, including a Voluntary Early Retirement Program ("VERP") and other restructuring actions.  The total costs to implement these initiatives, which were recorded in the fourth quarter of 2019, were $15.0 million ($11.2 million on an after-tax basis, or $0.27 per diluted share).  These costs included employee-related costs for severance, including health care benefits and enhanced pension benefits.  Of the $15.0 million in charges, $12.3 million is presented as restructuring and other special charges, net and $2.7 million is reflected as other income, net in the consolidated statements of earnings (loss).  Of the $12.3 million reflected as restructuring and other special charges, $5.0 million is reflected in the Brand Portfolio segment, $3.8 million is reflected within the Eliminations and Other category and $3.5 million is reflected in the Famous Footwear segment.  The $2.7 million presented in other income within the Eliminations and Other category is a one-time pension settlement charge and special termination benefit costs associated with the VERP, as further discussed in Note 6 to the consolidated financial statements.  As of February 1, 2020, reserves of $8.0 million were included in other accrued expenses on the consolidated balance sheets, with no corresponding reserves as of January 30, 2021.

Integration and Reorganization of Men’s Brands

During 2018, the Company incurred integration and reorganization costs related to the 2016 acquisition of Allen Edmonds, primarily for professional fees and severance, totaling $5.8 million ($4.3 million on an after-tax basis, or $0.10 per diluted share), related to the men’s business.  These charges are presented in restructuring and other special charges in the consolidated statement of earnings (loss).  Of the $5.8 million of costs in 2018, $5.4 million is included in the Brand Portfolio segment and $0.4 million is reflected within the Eliminations and Other category.

Logistics Transition

During the fourth quarter of 2018, the Company incurred costs of $4.5 million ($3.3 million on an after-tax basis, or $0.08 per diluted share) associated with the transition from a third-party operated warehouse in Chino, California to new company-operated Brand Portfolio warehouse facilities in California, as well as the transition of the Allen Edmonds distribution center in Port Washington, Wisconsin to the Company’s existing retail distribution center in Lebanon, Tennessee.  These charges are presented as restructuring and other special charges within the Brand Portfolio segment.

Retail Operations Restructuring

During 2018, the Company incurred costs, primarily for severance expense, of $0.4 million ($0.3 million on an after-tax basis, or $0.01 per diluted share), related to restructuring of its retail operations, which are presented in restructuring and other special charges in the consolidated statements of earnings (loss).  All of the costs for 2018 are presented within the Famous Footwear segment.

6.   RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors pension plans in both the United States and Canada. Under the domestic plans, salaried, management and certain hourly employees’ pension benefits are based on a two-rate formula applied to each year of service. Participants receive the larger of the accrued benefit as of December 31, 2015 (based on service commencing at the date of hire and a 35-year service cap and an average annual salary for the five highest consecutive years during the last 10 year period) and the benefit calculated under the current plan provisions from the date of hire. Generally, under the current plan provisions, a participant receives credit for one year of service for each 365 days of employment as an eligible employee with the Company commencing after the employee’s date of participation in the plan, up to 30 years.  Beginning in 2019, except for grandfathered employees and certain hourly associates in the Company’s retail divisions, final average compensation, taxable covered compensation and credit service for purposes of determining accrued pension benefits were frozen as of December 31, 2018.

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

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2020	2019	2020	2019
Benefit obligation at beginning of year	$388,288	$342,192	$1,371	$1,461
Service cost	8,492	7,219	—	—
Interest cost	12,205	14,811	41	60
Plan participants’ contribution	7	9	4	6
Plan amendments	—	93	—	—
Actuarial loss (gain)	8,710	58,278	(55)	(39)
Benefits paid	(15,272)	(14,399)	(112)	(117)
Settlements	(36,747)	(20,263)	—	—
Contractual termination benefits	—	482	—	—
Curtailments	(95)	(90)	—	—
Foreign exchange rate changes	(18)	(44)	—	—
Benefit obligation at end of year	$365,570	$388,288	$1,249	$1,371

The accumulated benefit obligation for the United States pension plans was $358.7 million and $379.9 million as of January 30, 2021 and February 1, 2020, respectively.  The accumulated benefit obligation for the Canadian pension plans was $4.0 million and $4.3 million as of January 30, 2021 and February 1, 2020, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2020	2019	2020	2019
Discount rate	3.10%	3.25%	3.10%	3.25%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

As of January 30, 2021, the Company is using the PRI-2012 Bottom Quartile mortality table, projected using generational scale MP-2020, an updated base mortality table issued by the Society of Actuaries in 2020, to estimate the plan liabilities. Actuarial losses, related to the change in mortality projection scales from the MP-2019 scale used in 2019, increased the projected benefit obligation by approximately $2.0 million as of January 30, 2021.

In the fourth quarter of 2020, a lump sum option was offered to certain former employees, resulting in $35.7 million of lump sum payments and a settlement charge that decreased the net periodic benefit income for 2020 by $1.1 million.  During the fourth quarter of 2019, in conjunction with the Company’s expense containment initiatives, a Voluntary Early Retirement Program ("VERP") was offered to pension participants who met certain criteria. A lump sum option was also offered to certain former employees during the fourth quarter of 2019. The VERP and terminated vested lump sums resulted in $19.9 million of lump sum payments, and a settlement charge and curtailment that decreased the net periodic benefit income for 2019 by $2.7 million.

Plan Assets

Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”).  The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations.  This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy.  The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments.  The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines.  The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers.  The target allocations for plan assets for 2020 were 70% equities and 30% debt securities.  Allocations may change periodically based upon changing market conditions.  Corporate stocks – common did not include any Company stock at January 30, 2021 or February 1, 2020.

Assets of the Canadian pension plans, which total approximately $4.6 million at January 30, 2021, were invested 55% in equity funds, 42% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of January 30, 2021 or February 1, 2020.

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

●	Cash and cash equivalents include cash collateral and margin as well as money market funds. The fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency and therefore are classified within Level 1 of the fair value hierarchy.
●	Investments in U.S. government securities, mutual funds, real estate investment trusts, exchange-traded funds, corporate stocks - common, preferred securities and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency. Interest rate swap agreements and certain U.S. government securities are not traded on an exchange but are based on observable inputs that can be corroborated. Therefore, these investments are classified within Level 2 of the fair value hierarchy. Certain preferred securities were offered in a private placement. The fair value of these investments is based on unobservable prices and therefore, they are classified within Level 3 of the fair value hierarchy.
●	The alternative investment fund, with a fair value of $17.5 million and $16.3 million as of January 30, 2021 and February 1, 2020, respectively, is an investment in a pool of long-duration domestic investment grade assets. This investment is measured using net asset value per share, and therefore, is not classified within the fair value hierarchy.
●	The unallocated insurance contract is measured at net asset value per share, and therefore, is not classified within the fair value hierarchy.

The fair values of the Company’s pension plan assets at January 30, 2021 by asset category are as follows:

		Fair Value Measurements at January 30, 2021
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$9,149	$9,149	$—	$—
U.S. government securities	108,733	50,116	58,617	—
Interest rate swap agreements	(4,597)	—	(4,597)	—
Mutual fund	38,064	38,064	—	—
Exchange-traded funds	119,647	119,647	—	—
Corporate stocks - common	160,137	160,112	—	25
Preferred securities	2,495	—	—	2,495
S&P 500 Index options	(6,482)	(6,482)	—	—
Total investments in the fair value hierarchy	$427,146	$370,606	$54,020	$2,520

Investments measured at net asset value:
Alternative investment fund	17,522	—	—	—
Unallocated insurance contract	49	—	—	—
Total investments measured at net asset value	17,571	—	—	—

Total investments at fair value	$444,717	$370,606	$54,020	$2,520

The fair values of the Company’s pension plan assets at February 1, 2020 by asset category are as follows:

		Fair Value Measurements at February 1, 2020
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$31,588	$31,588	$—	$—
U.S. government securities	94,285	18,388	75,897	—
Mutual fund	32,551	32,551	—	—
Exchange-traded funds	71,505	71,505	—	—
Corporate stocks - common	177,743	177,718	—	25
Preferred securities	852	—	—	852
S&P 500 Index options	3,252	3,252	—	—
Total	$411,776	$335,002	$75,897	$877
Investments measured at net asset value:
Alternative investment fund	16,335	—	—	—
Unallocated insurance contract	75	—	—	—
Total investments measured at net asset value	16,410	—	—	—

Total investments at fair value	$428,186	$335,002	$75,897	$877

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2020	2019	2020	2019
Fair value of plan assets at beginning of year	$428,186	$381,450	$—	$—
Actual return on plan assets	67,413	81,282	—	—
Employer contributions	1,148	151	108	111
Plan participants’ contributions	7	9	4	6
Benefits paid	(15,272)	(14,399)	(112)	(117)
Settlements	(36,747)	(20,263)	—	—
Foreign exchange rate changes	(18)	(44)	—	—
Fair value of plan assets at end of year	$444,717	$428,186	$—	$—

Funded Status

The over-funded status as of January 30, 2021 and February 1, 2020 for pension benefits was $79.1 million and $39.9 million, respectively. The under-funded status as of January 30, 2021 and February 1, 2020 for other postretirement benefits was $1.2 million and $1.4 million, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2020	2019	2020	2019
Prepaid pension costs (noncurrent assets)	$88,833	$50,660	$—	$—
Accrued benefit liabilities (current liability)	(1,896)	(2,405)	(194)	(200)
Accrued benefit liabilities (noncurrent liability)	(7,790)	(8,361)	(1,055)	(1,171)
Net amount recognized at end of year	$79,147	$39,894	$(1,249)	$(1,371)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the		Accumulated Benefit Obligation
	Fair Value of Plan Assets		Exceeds the Fair Value of Plan Assets
($ thousands)	2020	2019	2020	2019
End of Year
Projected benefit obligation	$9,686	$10,766	$9,686	$10,766
Accumulated benefit obligation	8,954	9,516	8,954	9,516
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit income at January 30, 2021 and February 1, 2020 are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2020	2019	2020	2019
Components of accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$10,438	$33,771	$(466)	$(507)
Net prior service credit	(947)	(2,093)	—	—
Accumulated other comprehensive loss, net of tax	$9,491	$31,678	$(466)	$(507)

Net Periodic Benefit Income

Net periodic benefit income for 2020, 2019 and 2018 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2020	2019	2018	2020	2019	2018
Service cost	$8,492	$7,219	$8,995	$—	$—	$—
Interest cost	12,205	14,811	14,236	41	60	59
Expected return on assets	(31,498)	(27,735)	(29,091)	—	—	—
Amortization of:
Actuarial loss (gain)	2,718	3,904	4,122	(110)	(107)	(125)
Prior service credit	(1,354)	(1,486)	(1,567)	—	—	—
Settlement cost	1,353	2,236	324	—	—	—
Curtailments	(189)	—	—	—	—	—
Cost of contractual termination benefits	—	482	—	—	—	—
Total net periodic benefit income	$(8,273)	$(569)	$(2,981)	$(69)	$(47)	$(66)

The non-service cost components of net periodic benefit income are included in other income, net in the consolidated statements of earnings (loss).  Service cost is included in selling and administrative expenses.

Weighted-average assumptions used to determine net periodic benefit income:

	Pension Benefits			Other Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Discount rate	3.25%	4.35%	4.00%	3.25%	4.35%	4.00%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.75%	8.00%	N/A	N/A	N/A

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

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
				Other
				Postretirement
($ thousands)	Funded Plan	SERP	Total	Benefits
Employer Contributions
2021 expected contributions to plan trusts	$58	$—	$58	$—
2021 expected contributions to plan participants	—	1,925	1,925	197
2021 refund of assets (e.g. surplus) to employer	136	—	136	—
Expected Benefit Payments			—
2021	$15,405	$1,925	$17,330	$197
2022	16,883	1,465	18,348	167
2023	15,301	2,094	17,395	141
2024	15,694	247	15,941	119
2025	16,271	270	16,541	99
2026-2030	87,139	1,840	88,979	285

Defined Contribution Plans

The Company’s domestic defined contribution 401(k) plan covers salaried and certain hourly employees.  Prior to certain plan changes that became effective on January 1, 2019, the Company’s contributions represented a partial matching of employee contributions, generally up to a maximum of 3.5% of the employee’s salary and bonus.  Currently, for eligible salaried employees, the Company makes a core contribution of 1.5% and a matching contribution of up to 50% of the first 6% of the employees’ contributions.  In addition, the Company has the discretion to contribute up to an additional 2% profit-sharing benefit based on the Company’s performance.  The Company’s expense for this plan was $4.0 million in 2020, $5.4 million in 2019, and $4.4 million in 2018.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary.  In addition, eligible employees may voluntarily contribute to the plan.  The Company’s expense for this plan was $0.1 million in 2020, and $0.2 million in both 2019 and 2018.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan of $7.9 million and $8.0 million as of January 30, 2021 and February 1, 2020, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets.  The assets held by the trust of $7.9 million and $8.0 million as of January 30, 2021 and February 1, 2020, respectively, are presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $1.0 million as of January 30, 2021 and $1.5 million as of February 1, 2020 are based on 23,644 and 71,108 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

7.   INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law.  The CARES Act modified certain provisions to the Internal Revenue Code.  Among the provisions modified by the CARES Act was a five-year carryback period for net operating losses incurred in the 2018, 2019 and 2020 tax years; temporary removal of the 80% limitation on net operating loss usage, reinstated for tax years after 2020; a temporary increase in the interest expense limitation and acceleration of refundable AMT credit.  The five-year carryback presented an opportunity to carry back net operating losses from years with a statutory 21% federal tax rate to years when the rate was 35%.  During 2020, the Company recorded a net income tax benefit of $8.2 million related to the carryback of the 2020 net operating loss.

The components of (loss) earnings before income taxes consisted of domestic loss before income taxes of $441.5 million in 2020 and domestic earnings before income taxes of $37.3 million and $40.0 million in 2019 and 2018, respectively.  The Company’s international earnings before incomes taxes were $41.3 million in 2019 and international losses before income taxes were $75.6 million and $45.8 million in 2020 and 2018, respectively.

The components of income tax (benefit) provision on (loss) earnings were as follows:

($ thousands)	2020	2019	2018
Federal
Current	$(37,140)	$4,003	$1,953
Deferred	(45,145)	5,390	4,451
Total federal income tax (benefit) provision	(82,285)	9,393	6,404
State
Current	1,532	290	(718)
Deferred	(9,038)	2,403	1,284
Total state income tax (benefit) provision	(7,506)	2,693	566
International
Current	2,288	3,914	5,413
Deferred	9,386	511	(12,656)
Total international income tax provision (benefit)	11,674	4,425	(7,243)
Total income tax (benefit) provision	$(78,117)	$16,511	$(273)

The differences between the income tax (benefit) provision reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate were as follows:

($ thousands)	2020	2019	2018
Income taxes at statutory rate	$(108,593)	$16,505	$(1,208)
State income taxes, net of federal tax benefit	(17,433)	2,218	2,519
International earnings taxed at differing rates from U.S. statutory	(5,210)	(4,071)	(4,210)
Share-based compensation	1,094	86	(347)
Non-deductibility of goodwill impairment	20,179	—	7,989
Impairment of international trade name taxed at higher rate	(1,440)	—	(2,400)
Provision for valuation allowance	41,019	872	—
CARES Act NOL, net carryback benefit	(8,203)	—	—
Income tax reform, net benefit	—	—	(3,891)
GILTI, BEAT and FDII provisions	—	668	613
Non-deductibility of acquisition costs	—	—	46
Other (1)	470	233	616
Total income tax (benefit) provision	$(78,117)	$16,511	$(273)
(1)	The other category of income tax (benefit) provision principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and the impact of any return-to-provision adjustments.

In 2020, the Company’s effective tax rate was 15.1% in 2020, compared to 21.0% in 2019.  In 2020, the Company’s effective tax rate was impacted by several discrete tax items, including the non-deductibility of a portion of its goodwill impairment charges and the incremental tax provision related to the vesting of stock awards.  The Company’s tax benefit also includes the favorable impact of approximately $8.2 million related to the CARES Act, which permits the Company to carry back a significant portion of our 2020 losses to years with a higher federal tax rate, as discussed above.  In 2019, the Company’s effective tax rate was impacted by discrete tax benefits totaling $1.4 million, primarily reflecting adjustments to changes in tax rates in state and other international jurisdictions.  In 2018, the Company’s effective tax rate was impacted by several factors, including the non-deductibility of our goodwill impairment charge of $38.0 million.  In addition, discrete tax benefits totaling $5.9 million were recognized in 2018, primarily reflecting adjustments associated with the Tax Cuts and Jobs Act and related actions for state and other international jurisdictions (in aggregate, "income tax reform").

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 30, 2021	February 1, 2020
Deferred Tax Assets
Lease obligations	$176,953	$200,408
Goodwill and intangible assets	25,659	—
Net operating loss carryforward/carryback	20,736	6,671
Accrued expenses	18,610	18,762
Employee benefits, compensation and insurance	11,006	12,812
Accounts receivable	6,149	3,109
Inventory capitalization and inventory reserves	4,130	4,123
Impairment of investment in nonconsolidated affiliate	1,470	1,470
Postretirement and postemployment benefit plans	285	314
Capital loss carryforward	14	14
Other	1,245	1,349
Total deferred tax assets, before valuation allowance	266,257	249,032
Valuation allowance	(49,981)	(4,809)
Total deferred tax assets, net of valuation allowance	$216,276	$244,223

Deferred Tax Liabilities
Lease right-of-use assets	$(151,962)	$(187,978)
LIFO inventory valuation	(38,437)	(44,774)
Retirement plans	(21,041)	(10,466)
Capitalized software	(5,331)	(4,420)
Depreciation	(4,779)	(8,416)
Goodwill and intangible assets	—	(29,636)
Other	(2,970)	(3,811)
Total deferred tax liabilities	(224,520)	(289,501)
Net deferred tax liability	$(8,244)	$(45,278)

As of January 30, 2021, the Company had various federal, state and international net operating loss (“NOL”) carryforwards with tax values totaling $20.7 million.  The state NOLs totaling $11.6 million have carryforward periods ranging from one to 20 years.  The planned carryback of the federal NOL released other tax attributes with a tax value of $4.4 million.  The Company has NOLs in Canada and the United Kingdom of $3.0 million and $1.7 million, respectively.  The Canada NOLs have carryforward periods ranging from 16 to 20 years, while the United Kingdom NOLs have no expiration.  As of January 30, 2021, the Company is in a three-year cumulative loss position for federal, state and certain international tax jurisdictions.  Accordingly, as of January 30, 2021, the Company increased its valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of its deferred tax assets.

As of January 30, 2021, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s international subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.  If the Company’s unremitted international earnings were not considered indefinitely reinvested as of January 30, 2021, an immaterial amount of additional deferred taxes would have been provided.

Uncertain Tax Positions

ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions.  The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of January 30, 2021, February 1, 2020 and February 2, 2019, the Company had unrecognized tax benefits of $1.5 million, $1.9 million and $2.5 million, respectively, associated with international jurisdictions.

For federal purposes, the Company’s tax filings for fiscal years 2017 to 2019 remain open to examination but are not currently being examined.   The Company also files tax returns in various international jurisdictions and numerous states for which various tax years are subject to examination and currently involved in audits.  While the Company is involved in examinations in certain jurisdictions, it does not expect any significant changes in its liability for uncertain tax positions during the next 12 months.

8.   BUSINESS SEGMENT INFORMATION

The Company’s reportable segments are Famous Footwear and Brand Portfolio. The Famous Footwear segment is comprised of Famous Footwear, famousfootwear.com and famousfootwear.ca. Famous Footwear operated 916 stores at the end of 2020, primarily selling branded footwear for the entire family.

The Brand Portfolio segment is comprised of wholesale operations selling the Company’s branded footwear, and the retail stores and e-commerce sites associated with those brands. This segment sources and markets licensed, branded and private-label footwear primarily to online retailers, national chains, department stores, mass merchandisers and independent retailers as well as Company-owned Famous Footwear, Allen Edmonds, Naturalizer and Sam Edelman stores and e-commerce businesses. The Brand Portfolio segment included 107 branded retail stores in the United States, 50 branded retail stores in Canada, and 13 branded retail stores in China at the end of 2020.

The Company’s Famous Footwear and Brand Portfolio reportable segments are operating units that are managed separately.  These reportable segments reflect the level at which the Company’s chief operating decision maker evaluates financial performance and allocates resources.  Operating (loss) earnings for the reportable segments represents gross profit, less selling and administrative expenses, impairment of goodwill and intangible assets and restructuring and other special charges, net. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. Intersegment sales are generally recorded at a profit, and intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings.

Corporate assets, administrative expenses and other costs and recoveries that are not allocated to the operating units, as well as the elimination of intersegment sales and profit, are reported in the Eliminations and Other category.

Following is a summary of certain key financial measures for the respective periods:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Fiscal 2020
Net sales	$1,263,551	$902,481	$(48,962)	$2,117,070
Intersegment sales	—	48,962	—	48,962
Depreciation and amortization	23,090	28,889	8,560	60,539
Operating loss	(23,821)	(408,444)	(53,393)	(485,658)
Segment assets	765,754	851,027	250,269	1,867,050
Purchases of property and equipment	7,693	6,486	2,607	16,786
Capitalized software	870	153	4,251	5,274

Fiscal 2019
Net sales	$1,588,057	$1,406,460	$(72,955)	$2,921,562
Intersegment sales	—	72,955	—	72,955
Depreciation and amortization	26,706	29,875	8,981	65,562
Operating earnings (loss)	76,896	58,153	(31,236)	103,813
Segment assets	891,042	1,383,500	157,165	2,431,707
Purchases of property and equipment	16,129	21,973	6,431	44,533
Capitalized software	16	1,544	4,059	5,619

Fiscal 2018
Net sales	$1,606,808	$1,313,551	$(85,513)	$2,834,846
Intersegment sales	—	85,513	—	85,513
Depreciation and amortization	28,816	20,768	13,113	62,697
Operating earnings (loss)	85,268	(40,799)	(44,068)	401
Segment assets	502,507	1,211,008	125,053	1,838,568
Purchases of property and equipment	17,552	41,993	2,938	62,483
Capitalized software	351	814	3,251	4,416

Products purchased for the Famous Footwear segment from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 25%, 22% and 24% of consolidated net sales for 2020, 2019 and 2018, respectively.

Following is a reconciliation of operating (loss) earnings to (loss) earnings before income taxes:

($ thousands)	2020	2019	2018
Operating (loss) earnings	$(485,658)	$103,813	$401
Interest expense, net	(48,287)	(33,123)	(18,277)
Loss on early extinguishment of debt	—	—	(186)
Other income, net	16,834	7,903	12,308
(Loss) earnings before income taxes	$(517,111)	$78,593	$(5,754)

For geographic purposes, the domestic operations include the Company’s domestic retail operations, the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Famous Footwear and Brand Portfolio stores, as well as the Company’s e-commerce businesses.

The Company’s international operations consist of wholesale and retail operations primarily in Eastern Asia, Canada and Europe. The Eastern Asia operations primarily include first-cost transactions, where footwear is sold at international ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets, including lease right-of-use assets and property and equipment, by geographic area were as follows:

($ thousands)	2020	2019	2018
Net Sales
United States	$1,984,713	$2,734,912	$2,656,928
Eastern Asia	77,793	98,045	93,883
Canada	46,781	80,247	63,354
Other	7,783	8,358	20,681
Total net sales	$2,117,070	$2,921,562	$2,834,846

Long-Lived Assets (1)
United States	$703,642	$881,338	$219,975
Canada	20,246	35,317	9,381
Eastern Asia	2,660	3,527	1,348
Other	192	258	80
Total long-lived assets	$726,740	$920,440	$230,784
(1)	Long-lived assets include $554,303 and $695,594 of lease right-of-use assets in 2020 and 2019, respectively, with no corresponding amounts in 2018, as it precedes the adoption of ASC 842.

9.   INVENTORIES

The Company’s net inventory balance was comprised of the following:

($ thousands)	January 30, 2021	February 1, 2020
Raw materials	$14,592	$18,455
Work-in-process	349	454
Finished goods	473,014	599,497
Inventories, net	$487,955	$618,406

As of January 30, 2021 and February 1, 2020, the Company’s inventory balance included $0.8 million and $2.5 million, respectively, of finished goods product subject to a consignment arrangement with wholesale customers.

10.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($ thousands)	January 30, 2021	February 1, 2020
Land and buildings	$53,561	$52,638
Leasehold improvements	208,939	241,209
Technology equipment	49,105	56,480
Machinery and equipment	98,862	98,715
Furniture and fixtures	126,405	140,233
Construction in progress	6,773	4,704
Property and equipment	543,645	593,979
Allowances for depreciation	(371,208)	(369,133)
Property and equipment, net	$172,437	$224,846

Useful lives of property and equipment are as follows:

Years
Buildings	5 - 30
Leasehold improvements	5 - 20
Technology equipment	2 - 7
Machinery and equipment	4 - 20
Furniture and fixtures	3 - 10

The Company recorded charges for impairment of $56.3 million, $5.9 million and $3.7 million in 2020, 2019 and 2018, respectively, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores. Of the $56.3 million of impairment charges in 2020, $55.3 million is reflected in restructuring and other special charges, and $1.0 million is reflected in selling and administrative expenses. All of the charges in 2019 and 2018 are presented in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest. Refer to Note 5, Note 13 and Note 15 to the consolidated financial statements for further discussion of these impairment charges.

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. The Company capitalized interest of $0.6 million and $0.2 million in 2019 and 2018, respectively, related to the new company-operated Brand Portfolio warehouse facilities in California, with no corresponding interest capitalized in 2020.

11.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	January 30, 2021	February 1, 2020
Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio	342,083	388,288
Total intangible assets	344,883	391,088
Accumulated amortization	(109,768)	(96,784)
Total intangible assets, net	235,115	294,304
Goodwill
Brand Portfolio	4,956	245,275
Total goodwill	4,956	245,275
Goodwill and intangible assets, net	$240,071	$539,579

The Company’s intangible assets as of January 30, 2021 and February 1, 2020 were as follows:

($ thousands)	January 30, 2021
	Estimated Useful Lives		Accumulated
	(In Years)	Cost Basis (1)	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$101,919	$10,200	$187,369
Trade names	Indefinite	47,400	—	32,000	15,400
Customer relationships	15 - 16	44,200	7,849	4,005	32,346
		$391,088	$109,768	$46,205	$235,115

	February 1, 2020
	Estimated Useful Lives			Accumulated
	(In Years)	Cost Basis		Amortization	Impairment	Net Carrying Value
Trade names	15 - 40	$288,788		$91,827	$—	$196,961
Trade names	Indefinite	58,100	(2)	—	—	58,100
Customer relationships	15 - 16	44,200		4,957	—	39,243
		$391,088		$96,784	$—	$294,304
(1)	The Via Spiga trade name was reclassified from indefinite-lived trade names to definite-lived trade names. The remaining carrying value of $0.5 million is being amortized over two years.
(2)	Cost basis has been reduced by $60.0 million in impairment charges recognized in 2018 related to the Allen Edmonds trade name.

Amortization expense related to intangible assets was $13.0 million in 2020, $13.1 million in 2019 and $7.0 million in 2018. The Company estimates $12.6 million of amortization expense related to intangible assets in 2021, $12.1 million in 2022, $11.9 million in 2023, and $11.0 million in 2024 and 2025.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization and the impact of the COVID-19 pandemic on the Company’s business operations, the Company determined that an interim assessment of goodwill was required.  A quantitative assessment was performed for all reporting units as of May 2, 2020.  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million.  In addition to the interim assessment, the Company performed an impairment review of the remaining goodwill balance, which is associated with the Blowfish Malibu reporting unit, as of the first day of the fourth fiscal quarter.  That review indicated no impairment.  During 2019 and 2018, the goodwill impairment testing was performed as of the first day of the fourth fiscal quarter, which resulted in no impairment charges in 2019 and $38.0 million of impairment charges in 2018 associated with goodwill of the Allen Edmonds reporting unit.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  As a result of the triggering event from the economic impacts of COVID-19, an interim assessment was performed as of May 2, 2020.  The indefinite-lived trade name impairment review resulted in total impairment charges of $22.4 million for the thirteen weeks ended May 2, 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trade name and $10.2 million of impairment associated with the indefinite-lived Via Spiga trade name.  The remaining carrying value of the Via Spiga trade name of $0.5 million is being amortized over approximately two years.  In addition to the interim assessment, the Company tested the indefinite-lived intangible assets as of the first day of the fourth fiscal quarter.  As a result of the impairment indicator for Allen Edmonds, the Company also tested the definite-lived Allen Edmonds customer relationships intangible asset.  Those reviews resulted in additional impairment totaling $23.8 million, consisting of $19.8 million associated with the Allen Edmonds trade name and $4.0 million associated with the Allen Edmonds customer relationships intangible asset. The Company did not record any impairment charges during 2019.  During 2018, an impairment charge of $60.0 million was recorded for impairment of the Allen Edmonds indefinite-lived trade name.   Total intangible asset impairment charges of $46.2 million and $60.0 million in 2020 and 2018, respectively, are reflected within the Brand Portfolio segment.

12.   LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC and Vionic International LLC are each co-borrowers and guarantors under the revolving credit facility.  On January 18, 2019, the Loan Parties entered into a Third Amendment to Fourth Amended and Restated Credit Agreement to extend the maturity date to January 18, 2024 and change the borrowing capacity from an aggregate amount of up to $600.0 million to an aggregate amount of up to $500.0 million, with the option to further increase by up to $250.0 million.  On April 14, 2020, the Company entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million.  The Credit Agreement increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of January 30, 2021.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $438.5 million and $407.5 million in 2020 and 2019, respectively.  As discussed further in Note 2 to the consolidated financial statements, the Company utilized the Credit Agreement in October 2018 to fund the Vionic acquisition.  In addition, in March 2020, the Company increased the borrowings on the revolving credit facility to $440.0 million as a precautionary measure to increase its cash position and preserve financial flexibility given the uncertainty resulting from COVID-19.  The Company made debt reduction a priority during the second half of 2020, reducing the borrowings outstanding to $250.0 million as of January 30, 2021.  In addition to the $250.0 million of borrowings outstanding, the Company had $11.2 million in letters of credit outstanding under the Credit Agreement, with total additional borrowing availability of $136.0 million at January 30, 2021.  Average daily borrowings during the year were $299.8 million and $352.4 million in 2020 and 2019, respectively, and the weighted-average interest rates approximated 3.4% and 4.1% for the respective periods.

$200 Million Senior Notes

On July 27, 2015, the Company issued $200.0 million aggregate principal amount of Senior Notes due on August 15, 2023 (the "Senior Notes").  The Senior Notes bear interest at 6.25%, which is payable on February 15 and August 15 of each year.  The Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that is a borrower or guarantor under the Credit Agreement.

If the Company experiences specific kinds of changes of control, it would be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and Additional Interest (as defined in the Senior Notes indenture), if any, to, but not including, the date of repurchase.  The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets. As of January 30, 2021, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

13.   LEASES

The Company leases all of its retail locations, a manufacturing facility, and certain office locations, distribution centers and equipment.  At contract inception, leases are evaluated and classified as either operating or finance leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

During the first quarter of 2019, the Company adopted ASC Topic 842, Leases (“ASC 842”), using the modified retrospective transition method.  Prior period financial information in the consolidated financial statements has not been adjusted and is presented in compliance with ASC 840.  The Company elected the package of practical expedients and the expedient to account for lease and non-lease components as a single component for the entire population of operating lease assets.  The Company did not elect the hindsight practical expedient to reevaluate the lease term of existing contracts.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $56.3 million, $5.9 million and $3.7 million during 2020, 2019 and 2018, respectively.  The impairment charges recorded in 2020, including $31.4 million associated with operating lease right-of-use assets and $24.9 million associated with property and equipment, primarily reflect the impact of the COVID-19 pandemic on the Company’s retail operations and estimates of remaining cash flows for each store, as well as the decision to close all but a few of the Company’s Naturalizer retail stores.  Refer to Note 5 and Note 15 to the consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures during the first half of 2020 associated with the COVID-19 pandemic, the Company negotiated with landlords to modify payment terms for certain leases.  Deferred payments for these leases are reflected in lease obligations on the consolidated balance sheets.  As further discussed in Note 1 to the consolidated financial statements, under relief provided by the FASB, entities may make a policy election to account for the lease concessions related to COVID-19 as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company has made a policy election to account for lease concessions related to COVID-19 as variable rent.  Accordingly, in 2020 the Company recorded $5.4 million in lease concessions as a reduction of rent expense within selling and administrative expenses in the consolidated statements of earnings (loss).  Rent deferrals for leases that were extended in connection with the rent concession will continue to be recognized consistent with the original lease agreement.

The weighted-average lease term and discount rate as of January 30, 2021 and February 1, 2020 were as follows:

	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (in years)	6.8	7.2
Weighted-average discount rate	4.2%	4.3%

During 2020, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $88.5 million on the consolidated balance sheets.  As of January 30, 2021, the Company has entered into lease commitments for six retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for five of the new retail locations will begin in the next fiscal year and one will begin in fiscal year 2022.  Upon commencement, right-of-use assets and lease liabilities of approximately $4.5 million and $0.5 million will be recorded on the consolidated balance sheets, in 2021 and 2022, respectively.

The components of lease expense for 2020 and 2019 were as follows:

($ thousands)	2020	2019
Operating lease expense	$167,624	$186,185
Variable lease expense	48,443	45,455
Short-term lease expense	4,512	3,339
Sublease income	(96)	(269)
Total lease expense (1)	$220,483	$234,710
(1)	Net of lease concessions recognized of $5.4 million.

The aggregate future annual lease obligations at January 30, 2021 were as follows:

($ thousands)
2021	$176,902
2022	137,151
2023	108,201
2024	86,114
2025	66,566
Thereafter	201,925
Total minimum operating lease payments	$776,859
Less imputed interest	(104,857)
Present value of lease obligations	$672,002

Supplemental cash flow information related to leases is as follows:

($ thousands)	2020	2019
Cash paid for lease liabilities	$145,552	$196,033
Cash received from sublease income	96	269

As previously reported in accordance with the guidance in ASC 840, a summary of rent expense for operating leases for 2018 is as follows:

($ thousands)	2018
Minimum rent	$171,410
Contingent rent	671
Sublease income	(428)
Total	$171,653

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

The Company’s Brand Portfolio segment sells to online retailers, national chains, department stores, mass merchandisers and independent retailers in the United States, Canada and approximately 66 other countries.  Receivables arising from these sales are not collateralized.  However, a portion is covered by documentary letters of credit.  Credit risk is affected by conditions or occurrences within the economy and the retail industry.  The Company maintains an allowance for expected credit losses based upon factors surrounding the credit risk of specific customers and historical trends.

Derivatives

In the normal course of business, the Company’s financial results are impacted by currency rate movements in foreign-currency-denominated assets, liabilities and cash flows as it makes a portion of its purchases and sales in local currencies.  The Company has established policies and business practices that are intended to mitigate a portion of the effect of these exposures.  The Company’s hedging strategy permits the use of forward contracts as cash flow hedging instruments to manage its currency exposures.  These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes.  Derivatives entered into by the Company are designated as cash flow hedges of forecasted foreign currency transactions.

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

The cash flow hedging instruments are recorded in the Company’s consolidated balance sheets at fair value.  The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive loss ("OCL") and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

The Company had no forward contracts as of January 30, 2021.  As of February 1, 2020, the Company had forward contracts maturing at various dates through May 2020.  The contract amounts in the following table represent the net notional amount of all purchase and sale contracts of a foreign currency.

(U.S. $equivalent in thousands)	January 30, 2021	February 1, 2020
Financial Instruments
U.S. dollars (purchased by the Company’s Canadian division with Canadian dollars)	$—	$3,963
Euro	—	1,251
Chinese yuan	—	2,355
Other currencies	—	69
Total financial instruments	$—	$7,638

The classification and fair values of derivative instruments designated as hedging instruments included within the consolidated balance sheets as of January 30, 2021 and February 1, 2020 are as follows:

	Asset Derivatives		Liability Derivatives
($ thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign Exchange Forward Contracts
January 30, 2021	Prepaid expenses and other current assets	—	Other accrued expenses	—
February 1, 2020	Prepaid expenses and other current assets	—	Other accrued expenses	103

During 2020 and 2019, the effect of derivative instruments in cash flow hedging relationships on the consolidated statements of earnings (loss) was as follows:

	2020		2019
		Loss		Gain (Loss)
		Reclassified		Reclassified
	Gain	from	Gain (Loss)	from
Foreign exchange forward contracts:	Recognized in	Accumulated	Recognized in	Accumulated
Income Statement Classification	OCI on	OCL into	OCL on	OCL into
Gains (Losses)- Realized	Derivatives	Earnings	Derivatives	Earnings
Net sales	$23	$—	$16	$9
Cost of goods sold	60	—	439	(38)
Selling and administrative expenses	33	(6)	(68)	(227)

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

Derivative Financial Instruments

The Company may use derivative financial instruments, primarily foreign exchange contracts, to reduce its exposure to market risks from changes in foreign exchange rates. These foreign exchange contracts are measured at fair value using quoted forward foreign exchange prices from counterparties corroborated by market-based pricing (Level 2). Additional information related to the Company’s derivative financial instruments is disclosed in Note 1 and Note 14 to the consolidated financial statements.

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July 2018 as further discussed in Note 2 in the consolidated financials. The fair value of the mandatory purchase obligation is based on the earnings formula specified in the Purchase Agreement (Level 3). The mandatory purchase obligation and any fair value adjustments are recorded as interest expense. The Company recorded fair value adjustments of $23.9 million during 2020 and $6.0 million during 2019. From the acquisition date of July 6, 2018 through February 2, 2019, an immaterial amount of accretion was recorded on the mandatory purchase obligation. The earnings projections and discount rate utilized in the initial estimate of the fair value of the mandatory purchase obligation required management judgment and are the assumptions to which the fair value calculation was the most sensitive.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 30, 2021 and February 1, 2020. The Company did not have any transfers between Level 1, Level 2 or Level 3 during 2020, 2019 or 2018.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
January 30, 2021:
Cash equivalents – money market funds	$45,000	$45,000	$—	$—
Non-qualified deferred compensation plan assets	7,918	7,918	—	—
Non-qualified deferred compensation plan liabilities	(7,918)	(7,918)	—	—
Deferred compensation plan liabilities for non-employee directors	(989)	(989)	—	—
Restricted stock units for non-employee directors	(1,661)	(1,661)	—	—
Mandatory purchase obligation - Blowfish Malibu	(39,134)	—	—	(39,134)
February 1, 2020:
Cash equivalents – money market funds	$18,001	$18,001	$—	$—
Non-qualified deferred compensation plan assets	8,004	8,004	—	—
Non-qualified deferred compensation plan liabilities	(8,004)	(8,004)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,536)	(1,536)	—	—
Restricted stock units for non-employee directors	(2,572)	(2,572)	—	—
Derivative financial instruments, net	(103)	—	(103)	—
Mandatory purchase obligation - Blowfish Malibu	(15,200)	—	—	(15,200)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $615.7 million, $780.2 million and $99.0 million in 2020, 2019 and 2018, respectively, were assessed for indicators of impairment and written down to their fair value. This assessment resulted in the impairment charges presented in the table below, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores. Higher impairment charges were recorded in 2020, reflecting adverse economic conditions, driven in part by the COVID-19 pandemic.  Adoption of ASC 842 in 2019 has resulted in higher impairment charges for underperforming retail stores as a direct result of including the right-of-use asset in the asset group that is evaluated for impairment.

($ thousands)	2020	2019	2018
Long-Lived Asset Impairment Charges
Famous Footwear	$14,900	$1,980	$800
Brand Portfolio	41,443	3,887	2,865
Total long-lived asset impairment charges	$56,343	$5,867	$3,665

The Company performed its annual impairment review of indefinite-lived intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). As a result of its annual impairment testing, the Company recorded $46.2 million in impairment charges in 2020.  The Company did not record any impairment charges in 2019. The Company recorded $60.0 million in impairment charges in 2018 related to the Allen Edmonds trade name, as further discussed in Note 11 to the consolidated financial statements.

During 2020, the Company performed an interim impairment test of goodwill, as further discussed in Note 11 to the consolidated financial statements. A quantitative assessment was performed for all reporting units as of May 2, 2020, which involved estimating the fair value of the reporting units using significant unobservable inputs (Level 3).  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million.  In addition to the interim assessment, the Company performed an impairment review of the remaining goodwill balance, which is associated with the Blowfish Malibu reporting unit, as of the first day of the fourth fiscal quarter.  The review indicated no impairment.    The quantitative assessments performed in 2019 resulted no impairment charges. The quantitative and qualitative assessments performed in 2018 resulted in impairment charges of $38.0 million.  Refer to Note 1 and Note 11 to the consolidated financial statements for additional information related to the goodwill impairment tests.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	January 30, 2021		February 1, 2020
	Carrying		Carrying
($ thousands)	Value (1)	Fair Value	Value (1)	Fair Value
Borrowings under revolving credit agreement	$250,000	$250,000	$275,000	$275,000
Long-term debt	200,000	201,000	200,000	205,000
Total debt	$450,000	$451,000	$475,000	$480,000
(1)	Excludes unamortized debt issuance costs and debt discount

The fair value of the borrowings under revolving credit agreement approximates its carrying value due to its short-term nature (Level 1). The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

16.   SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

On August 25, 2011, December 14, 2018 and September 2, 2019, the Board of Directors approved stock repurchase programs (“2011 Program”, "2018 Program" and "2019 Program", respectively) authorizing the repurchase of the Company’s outstanding common stock of up to 2.5 million shares in both the 2011 Program and 2018 Program and 5.0 million shares in the 2019 Program.  The Company can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Repurchases of common stock are limited under the Company’s debt agreements.  In total, 2.5 million shares have been repurchased under the 2011 Program and there are no additional shares authorized to be repurchased. During 2020, the Company repurchased the remaining 553,611 shares under the 2018 Program and 2,348,511 shares under the 2019 Program.  There are 2,651,489 shares additional shares authorized to be repurchased under the 2019 Program as of January 30, 2021.

Repurchases Related to Employee Share-based Awards

During 2020, 2019 and 2018, employees tendered 160,101, 100,728 and 145,357 shares, respectively, related to certain share-based awards.  These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.  Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss, net of tax, by component for 2020, 2019 and 2018:

		Pension and		Accumulated
	Foreign	Other		Other
	Currency	Postretirement	Derivative	Comprehensive
($ thousands)	Translation	Transactions (1)	Transactions (2)	(Loss) Income
Balance January 28, 2018	$1,235	$(17,172)	$767	$(15,170)
Other comprehensive loss before reclassifications	(1,173)	(15,927)	(1,497)	(18,597)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,754	154	2,908
Tax benefit	—	(710)	(32)	(742)
Net reclassifications	—	2,044	122	2,166
Other comprehensive loss	(1,173)	(13,883)	(1,375)	(16,431)
Balance February 3, 2019	$62	$(31,055)	$(608)	$(31,601)
Other comprehensive (loss) income before reclassifications	(642)	(3,523)	315	(3,850)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	4,590	256	4,846
Tax benefit	—	(1,183)	(55)	(1,238)
Net reclassifications	—	3,407	201	3,608
Other comprehensive (loss) income	(642)	(116)	516	(242)
Balance February 1, 2020	$(580)	(31,171)	(92)	$(31,843)
Other comprehensive income before reclassifications	469	20,351	87	20,907
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,418	6	2,424
Tax benefit	—	(623)	(1)	(624)
Net reclassifications	—	1,795	5	1,800
Other comprehensive income	469	22,146	92	22,707
Balance January 30, 2021	$(111)	$(9,025)	$—	$(9,136)
(1)	Amounts reclassified are included in other income, net. Refer to Note 6 to the consolidated financial statements for additional information related to pension and other postretirement benefits.
(2)	Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses. Refer to Note 14 and Note 15 to the consolidated financial statements for additional information related to derivative financial instruments.

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

Share-based compensation expense of $8.1 million, $10.2 million and $13.8 million was recognized in 2020, 2019 and 2018, respectively, as a component of selling and administrative expenses.  The following table details the share-based compensation expense by plan for 2020, 2019 and 2018:

($ thousands)	2020	2019	2018
Expense for share-based compensation plans, net of forfeitures:
Restricted stock	$6,840	$9,597	$10,925
Stock performance awards	147	(502)	1,741
Restricted stock units	1,109	1,129	1,091
Stock options	1	22	48
Total share-based compensation expense	$8,097	$10,246	$13,805

The Company issued 471,569, 214,435 and 350,522 shares of common stock in 2020, 2019 and 2018, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

The Company recognized an excess tax provision of $1.1 million and $0.1 million in 2020 and 2019, respectively, related to restricted stock vestings and dividends, performance share award vestings and stock options exercised.  Excess tax benefits of $0.3 million were recognized in 2018.  The excess tax provision or benefit for the respective periods were recorded in income tax benefit (provision).

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

The following table summarizes restricted stock activity for 2020, 2019 and 2018:

	Number of
	Nonvested	Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Nonvested at February 3, 2018	1,174,801	27.92
Granted	427,083	31.88
Vested	(291,061)	28.18
Forfeited	(61,600)	28.77
Nonvested at February 2, 2019	1,249,223	29.17
Granted	463,234	22.93
Vested	(222,562)	30.26
Forfeited	(218,100)	28.83
Nonvested at February 1, 2020	1,271,795	26.77
Granted	707,931	6.99
Vested	(430,837)	28.27
Forfeited	(151,662)	22.19
Nonvested at January 30, 2021	1,397,227	$16.74

Of the 707,931 restricted shares granted during 2020, 12,748 shares have a cliff-vesting term of one year and 695,183 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 463,234 restricted shares granted during 2019, 12,914 shares had a cliff-vesting term of one year and 450,320 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 427,083 restricted shares granted during 2018, 3,642 shares had a cliff-vesting term of one year, 413,941 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years, and 9,500 shares have a cliff-vesting term of four years.

The total grant date fair value of restricted stock awards vested during the years ended January 30, 2021, February 1, 2020 and February 2, 2019, was $4.4 million, $6.7 million and $8.2 million, respectively.  As of January 30, 2021, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $5.9 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

Performance Share Awards

Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met.  Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period.  Vesting of the performance share award granted in 2020 is dependent upon the attainment of certain financial goals during the second half of 2020.  At the end of the vesting period, the employee will have earned an amount of shares between 0% and 200% of the targeted award, depending on the attainment of certain financial goals during the service period.  If the awards are granted in units, the employee will be given an amount of cash ranging from 0% to 200% of the equivalent market value of the targeted award.  Expense for performance share awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or cash to be awarded on a straight-line basis for each vesting portion of the share award.

The following table summarizes performance share award activity for 2020, 2019 and 2018:

	Number of Nonvested	Number of Nonvested
	Performance Share	Performance Share
	Awards at Target	Awards at Maximum	Weighted-Average
	Level	Level	Grant Date Fair Value
Nonvested at February 3, 2018	399,627	799,254	27.45
Granted	155,000	310,000	31.84
Vested	(80,627)	(161,254)	30.12
Forfeited	(16,167)	(32,334)	26.83
Nonvested at February 2, 2019	457,833	915,666	28.49
Granted	180,000	360,000	23.42
Vested	(149,833)	(299,666)	26.64
Forfeited	(12,000)	(24,000)	28.33
Nonvested at February 1, 2020	476,000	952,000	27.16
Granted	87,750	175,500	7.47
Vested	(153,000)	(306,000)	26.90
Forfeited	(25,000)	(50,000)	18.64
Nonvested at January 30, 2021	385,750	771,500	$23.33

As of January 30, 2021, the remaining unrecognized compensation cost related to nonvested performance share awards was $1.0 million, which will be recognized over the remaining service period of two years.

Stock Options

Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant.  Stock options generally vest over four years and have a term of 10 years.  Compensation cost for all stock options is recognized over the requisite service period for each award.  No dividends are paid on unexercised options. Expense for stock options is recognized on a straight-line basis separately for each vesting portion of the stock option award. The Company granted no stock options during 2020, 2019 and 2018.

The following table summarizes stock option activity for 2020:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at February 1, 2020	35,667	$19.70
Forfeited	(9,000)	9.89
Canceled or expired	(2,000)	13.99
Outstanding at January 30, 2021	24,667	$23.74
Exercisable at January 30, 2021	24,667	$23.74

As of January 30, 2021, there are no nonvested options.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units (“RSUs”) payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year), earn dividend equivalent units and are payable in cash or common stock on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock.  Dividend equivalents are paid on outstanding RSUs at the same rate as dividends on the Company’s common stock, are automatically re-invested in additional RSUs and vest immediately as of the payment date for the dividend.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value immediately.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s consolidated statements of earnings (loss).  Refer to Note 6 and Note 15 to the consolidated financial statements for information regarding the deferred compensation plan for non-employee directors.

The following table summarizes restricted stock unit activity for the year ended January 30, 2021:

					Nonvested
	Outstanding			Accrued (3)	RSUs
					Weighted-
	Number of	Number of	Total	Total	Average
	Vested	Nonvested	Number of	Number of	Grant Date
	RSUs	RSUs	RSUs (2)	RSUs	Fair Value
February 1, 2020	415,157	76,827	491,984	466,375	$17.66
Granted (1)	14,983	105,421	120,404	86,408	10.50
Vested	74,464	(74,464)	—	23,676	18.83
Settled	(88,370)	—	(88,370)	(88,370)	9.52
January 30, 2021	416,234	107,784	524,018	488,089	$9.85
(1)	Granted RSUs include 18,420 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 14,983 related to outstanding vested RSUs and 3,437 to outstanding nonvested RSUs.
(2)	Total number of RSUs as of January 30, 2021 includes 388,752 RSUs payable in shares and 135,266 RSUs payable in cash.
(3)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.

The following table summarizes RSUs granted, vested and settled during 2020, 2019 and 2018:

($ thousands, except per unit amounts)	2020	2019	2018
Weighted-average grant date fair value of RSUs granted (1)	$10.12	$19.59	$34.23
Fair value of RSUs vested	$1,125	$589	$1,340
RSUs settled	88,370	4,574	5,914
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the related income tax provision (benefit) for 2020, 2019 and 2018:

($ thousands)	2020	2019	2018
Compensation (income) expense	$(613)	$(1,756)	$287
Income tax provision (benefit)	158	452	(74)
Compensation (income) expense, net of tax	$(455)	$(1,304)	$213

The aggregate fair value of RSUs outstanding and currently vested at January 30, 2021 is $7.9 million and $6.3 million, respectively.  The liabilities associated with the accrued RSUs totaled $1.7 million and $2.6 million as of January 30, 2021 and February 1, 2020, respectively.

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

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system. Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003. However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater. The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities. The Company continues to implement the expanded remedy workplan that was approved by the oversight authorities in 2015. Based on the progress of the direct remedial action of on-site conditions, the Company has submitted a request to the oversight authorities for permission to convert the perimeter pump and treat active remediation system to a passive one. During 2019, a final response was received from the oversight authorities, which is allowing the Company to move forward with implementation of the revised plan.

The cumulative expenditures for both on-site and off-site remediation through January 30, 2021 were $31.8 million. The Company has recovered a portion of these expenditures from insurers and other third parties. The reserve for the anticipated future remediation activities at January 30, 2021 is $9.8 million, of which $8.8 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses. Of the total $9.8 million reserve, $5.0 million is for off-site remediation and $4.8 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $13.5 million as of January 30, 2021. The Company expects to spend approximately $0.4 million in the next year, $0.1 million in each of the following four years and $12.7 million in the aggregate thereafter related to the on-site remediation.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to Other				Balance at
	Beginning of	Costs and	Accounts -		Deductions -		End of
Description	Period	Expenses	Describe		Describe		Period
($ thousands)
YEAR ENDED JANUARY 30, 2021
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,813	$10,575	$2,521	(E)	$(19)	(A)	$14,928
Customer allowances	25,816	20,355	—		31,020	(B)	15,151
Customer discounts	1,198	11,692	—		10,998	(B)	1,892
Inventory valuation allowances	20,610	63,543	—		51,525	(C)	32,628
Deferred tax asset valuation allowance	4,809	45,434	—		262	(D)	49,981
YEAR ENDED FEBRUARY 1, 2020
Deducted from assets or accounts:
Doubtful accounts and allowances	$3,050	$773	$—		$2,010	(A)	$1,813
Customer allowances	24,750	62,737	—		61,671	(B)	25,816
Customer discounts	1,198	12,046	—		12,046	(B)	1,198
Inventory valuation allowances	14,401	45,489	—		39,280	(C)	20,610
Deferred tax asset valuation allowance	4,199	873	—		263	(D)	4,809
YEAR ENDED FEBRUARY 2, 2019
Deducted from assets or accounts:
Doubtful accounts and allowances	$2,045	$518	$876	(F)	$389	(A)	$3,050
Customer allowances	24,302	54,161	713	(F)	54,426	(B)	24,750
Customer discounts	751	5,545	268	(F)	5,366	(B)	1,198
Inventory valuation allowances	14,254	40,670	277	(F)	40,800	(C)	14,401
Deferred tax asset valuation allowance	5,763	—	—		1,564	(D)	4,199

(A)	Accounts written off, net of recoveries.
(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.
(C)	Adjustment upon disposal of related inventories.
(D)	Reductions to the valuation allowances for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards.
(E)	Adjustment upon adoption of ASU 2016-13, as further discussed in Note 1 to the consolidated financial statements.
(F)	Established through purchase accounting related to the Vionic acquisition.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9ACONTROLS AND PROCEDURES

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of January 30, 2021, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9BOTHER INFORMATION

None.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Information about our Executive Officers that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Delinquent Section 16(a) Reports in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 30, 2021:

Number of
securities
remaining
available for
future
	Number of				issuance
	securities to be		Weighted-		under equity
	issued upon		average		compensation
	exercise of		exercise price		plans
	outstanding		of outstanding		(excluding
	options,		options,		securities
	warrants and		warrants and		reflected in
	rights		rights		column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	796,167	(1)	$23.74	(1)	3,054,561	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	796,167		$23.74		3,054,561
(1)	Column (a) includes 24,667 outstanding (vested and nonvested) stock options and 771,500 performance share units payable in stock, which reflects the maximum number of shares to be issued under the performance share plans. The target number of shares to be issued under the plans is 385,750. Performance share awards were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes independent directors’ deferred compensation units and restricted stock units payable in cash.
(2)	Represents our remaining shares available for award grants based upon the provisions of the plans, which reflect our practice to reserve shares for outstanding awards. The number of securities available for grant has been reduced for stock option grants and performance share awards payable in stock. Performance share awards are reserved based on the maximum payout level.

Information regarding share-based plans is set forth in Note 17 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding our Principal Accounting Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 2021, which information is incorporated herein by reference.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3.1	Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2020.
3.2	Bylaws of the Company as amended through May 28, 2020, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 1, 2020.
4.1

Description of the Registrant's Securities Registered Pursuant to Section 12 of The Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K for the year ended February 1, 2020, and filed March 31, 2020.

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

10.1c

Fourth Amendment to Fourth Amended and Restated Credit Agreement, dated April 14, 2020, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K dated and filed April 20, 2020.

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

10.2c(1)*

Form of Non-Qualified Stock Option Award Agreement (for grants commencing May 2008) under the Company’s Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.5c(1) to the Company’s Form 10-K for the year ended January 31, 2009, and filed March 31, 2009.

10.2c(2)*

Form of Non-Qualified Stock Option Award Agreement (for grants prior to May 2008) under the Company’s Incentive and Stock Compensation Plan of 2002, incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 31, 2004, and filed September 8, 2004.

10.3a*

Caleres, Inc. Incentive and Stock Compensation Plan of 2011, as amended and restated effective May 28, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.

10.3b*

Form of Restricted Stock Award Agreement (for employee grants commencing December 2016 and March 2017) under the Company’s Incentive and Stock Compensation Plan of 2011, incorporated herein by reference to Exhibit 10.2(g) to the Company’s Form 10-K for the year ended January 28, 2017, and filed March 28, 2017.

10.4a*	Caleres, Inc. Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement dated and filed April 14, 2017.
10.4b*

Form of Performance Award Agreement (for 2018-2020 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4b to the Company’s Form 10-K for the year ended February 3, 2018, and filed April 4, 2018.

10.4c*

Form of Performance Award Agreement (for 2019-2021 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4c to the Company’s Form 10-K for the year ended February 2, 2019, and filed April 2, 2019.

10.4d*

Form of Performance Award Agreement (for 2020-2022 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4a to the Company’s Form 10-Q for the quarterly period ended October 31, 2020, and filed December 9, 2020.

†10.4e*	Form of Performance Award Agreement (for 2021-2023 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, filed herewith.
10.4f*

Form of Restricted Stock Award Agreement (for employee grants commencing May 2017 through January 2018) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4c to the Company’s Form 10-K for the year ended February 3, 2018, and filed April 4, 2018.

10.4g*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2018) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4d to the Company’s Form 10-K for the year ended February 3, 2018, and filed April 4, 2018.

10.4h*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2019) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4f to the Company’s Form 10-K for the year ended February 2, 2019, and filed April 2, 2019.

10.4i*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2020) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4h to the Company’s 10-K for the year ended February 1, 2020, and filed March 31, 2020.

†10.4j*	Form of Restricted Stock Award Agreement (for employee grants commencing March 2021) under the Company’s Incentive and Stock Compensation Plan of 2017, filed herewith.
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
10.11*

Severance Agreement, dated March 24, 2009 and effective as of April 1, 2009, between the Company and Daniel R. Friedman, incorporated herein by reference to Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2015, and filed March 31, 2015.

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

10.15*

Severance Agreement, effective March 6, 2019, between the Company and Molly Adams, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended February 2, 2019 and filed April 2, 2019.

†21	Subsidiaries of the registrant.
22	List of Guarantor Subsidiaries, incorporated herein by reference to Exhibit 22 to the Company’s Form 10-Q for the quarter ended October 31, 2020, and filed December 9, 2020.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Power of attorney (contained on signature page).
†31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document
†101.SCH	Inline XBRL Taxonomy Extension Schema Document
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
†101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
†104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

(b)Exhibits:

See Item 15(a)(3) above. On request, copies of any exhibit will be furnished to shareholders upon payment of the Company’s reasonable expenses incurred in furnishing such exhibits.

(c)Financial Statement Schedules:

See Item 8 above.

*	Denotes management contract or compensatory plan arrangements.
†	Denotes exhibit is filed with this Form 10-K.

ITEM 16FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALERES, INC.

By:	/s/ Kenneth H. Hannah
Kenneth H. Hannah
Senior Vice President and Chief Financial Officer

Date: March 30, 2021

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

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	March 30, 2021	Chief Executive Officer and Chairman of the
Board of Directors
(Principal Executive Officer)
/s/ Kenneth H. Hannah
Kenneth H. Hannah	March 30, 2021	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Todd E. Hasty
Todd E. Hasty	March 30, 2021	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Lisa A. Flavin
Lisa A. Flavin	March 24, 2021	Director

/s/ Brenda Freeman
Brenda Freeman	March 24, 2021	Director

/s/ Lori H. Greeley
Lori H. Greeley	March 24, 2021	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 24, 2021	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 24, 2021	Director

/s/ Ward M. Klein
Ward M. Klein	March 24, 2021	Director

/s/ Steven W. Korn
Steven W. Korn	March 24, 2021	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	March 24, 2021	Director

/s/ Wenda Harris Millard
Wenda Harris Millard	March 24, 2021	Director