Form 10-Q
period 2021-05-01
CALERES INC
filed 2021-06-09
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 1, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of May 28, 2021, 38,282,472 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	May 1, 2021	May 2, 2020	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$98,244	$187,717	$88,295
Receivables, net	132,698	145,333	126,994
Inventories, net	445,299	585,307	487,955
Income taxes	35,850	46,870	33,925
Prepaid expenses and other current assets	45,027	44,563	45,387
Total current assets	757,118	1,009,790	782,556

Prepaid pension costs	91,397	52,960	88,833
Lease right-of-use assets	526,011	648,534	554,303
Property and equipment, net	165,118	200,800	172,437
Deferred income taxes	—	9,456	—
Goodwill and intangible assets, net	236,924	273,648	240,071
Other assets	26,255	28,497	28,850
Total assets	$1,802,823	$2,223,685	$1,867,050

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$200,000	$438,500	$250,000
Mandatory purchase obligation - Blowfish Malibu	45,523	—	39,134
Trade accounts payable	293,309	297,557	280,501
Income taxes	11,359	7,592	5,069
Lease obligations	133,327	160,138	153,060
Other accrued expenses	182,419	173,752	177,745
Total current liabilities	865,937	1,077,539	905,509

Other liabilities:
Noncurrent lease obligations	490,355	601,133	518,942
Long-term debt	198,966	198,506	198,851
Income taxes	2,464	7,786	5,038
Deferred income taxes	10,256	11,780	8,244
Other liabilities	28,189	41,818	26,612
Total other liabilities	730,230	861,023	757,687

Equity:
Common stock	383	393	380
Additional paid-in capital	159,381	154,930	160,446
Accumulated other comprehensive loss	(8,936)	(33,216)	(9,136)
Retained earnings	52,041	160,189	48,557
Total Caleres, Inc. shareholders’ equity	202,869	282,296	200,247
Noncontrolling interests	3,787	2,827	3,607
Total equity	206,656	285,123	203,854
Total liabilities and equity	$1,802,823	$2,223,685	$1,867,050

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 1, 2021	May 2, 2020
Net sales	$638,636	$397,184
Cost of goods sold	363,749	275,286
Gross profit	274,887	121,898
Selling and administrative expenses	243,535	225,194
Impairment of goodwill and intangible assets	—	262,719
Restructuring and other special charges, net	13,482	60,196
Operating earnings (loss)	17,870	(426,211)
Interest expense, net	(11,792)	(9,478)
Other income, net	3,828	3,585
Earnings (loss) before income taxes	9,906	(432,104)
Income tax (provision) benefit	(3,521)	85,932
Net earnings (loss)	6,385	(346,172)
Net earnings (loss) attributable to noncontrolling interests	238	(334)
Net earnings (loss) attributable to Caleres, Inc.	$6,147	$(345,838)

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.16	$(8.95)

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.16	$(8.95)

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 1, 2021	May 2, 2020
Net earnings (loss)	$6,385	$(346,172)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(224)	(1,550)
Pension and other postretirement benefits adjustments	366	66
Derivative financial instruments	—	92
Other comprehensive income (loss), net of tax	142	(1,392)
Comprehensive income (loss)	6,527	(347,564)
Comprehensive income (loss) attributable to noncontrolling interests	180	(353)
Comprehensive income (loss) attributable to Caleres, Inc.	$6,347	$(347,211)

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirteen Weeks Ended
($ thousands)	May 1, 2021	May 2, 2020
Operating Activities
Net earnings (loss)	$6,385	$(346,172)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	8,945	12,119
Amortization of capitalized software	1,518	1,493
Amortization of intangible assets	3,147	3,212
Amortization of debt issuance costs and debt discount	343	330
Fair value adjustments to mandatory purchase obligation	6,389	3,233
Share-based compensation expense	2,439	2,351
Loss on disposal of property and equipment	811	113
Impairment charges for property, equipment, and lease right-of-use assets	1,888	35,222
Impairment of goodwill and intangible assets	—	262,719
Provision/adjustment for expected credit losses	(152)	8,704
Deferred income taxes	2,012	(33,498)
Changes in operating assets and liabilities:
Receivables	(5,553)	5,999
Inventories	43,062	31,979
Prepaid expenses and other current and noncurrent assets	(10)	(56,231)
Trade accounts payable	12,665	30,969
Accrued expenses and other liabilities	(14,730)	31,838
Income taxes, net	1,791	6,600
Other, net	(572)	(252)
Net cash provided by operating activities	70,378	728

Investing Activities
Purchases of property and equipment	(2,659)	(3,523)
Capitalized software	(1,218)	(977)
Net cash used for investing activities	(3,877)	(4,500)

Financing Activities
Borrowings under revolving credit agreement	110,500	168,500
Repayments under revolving credit agreement	(160,500)	(5,000)
Dividends paid	(2,663)	(2,810)
Acquisition of treasury stock	—	(12,932)
Issuance of common stock under share-based plans, net	(3,501)	(906)
Other	(450)	(323)
Net cash (used for) provided by financing activities	(56,614)	146,529
Effect of exchange rate changes on cash and cash equivalents	62	(258)
Increase in cash and cash equivalents	9,949	142,499
Cash and cash equivalents at beginning of period	88,295	45,218
Cash and cash equivalents at end of period	$98,244	$187,717

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 30, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854
Net earnings					6,147	6,147	238	6,385
Foreign currency translation adjustment				(166)		(166)	(58)	(224)
Pension and other postretirement benefits adjustments, net of tax of $97				366		366		366
Comprehensive income				200	6,147	6,347	180	6,527
Dividends ($0.07 per share)					(2,663)	(2,663)		(2,663)
Issuance of common stock under share-based plans, net	327,268	3	(3,504)			(3,501)		(3,501)
Share-based compensation expense			2,439			2,439		2,439
BALANCE MAY 1, 2021	38,293,472	$383	$159,381	$(8,936)	$52,041	$202,869	$3,787	$206,656

BALANCE FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130
Net loss					(345,838)	(345,838)	(334)	(346,172)
Foreign currency translation adjustment				(1,531)		(1,531)	(19)	(1,550)
Unrealized gain on derivative financial instruments, net of tax of $31				92		92		92
Pension and other postretirement benefits adjustments, net of tax of $628				66		66		66
Comprehensive loss				(1,373)	(345,838)	(347,211)	(353)	(347,564)
Dividends ($0.07 per share)					(2,810)	(2,810)		(2,810)
Acquisition of treasury stock	(1,510,888)	(15)			(12,917)	(12,932)		(12,932)
Issuance of common stock under share-based plans, net	414,121	4	(910)			(906)		(906)
Cumulative-effect adjustment from adoption of ASC 326					(2,146)	(2,146)		(2,146)
Share-based compensation expense			2,351			2,351		2,351
BALANCE MAY 2, 2020	39,299,990	$393	$154,930	$(33,216)	$160,189	$282,296	$2,827	$285,123

CALERES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Basis of Presentation and General

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

The Company’s business is seasonal in nature due to consumer spending patterns, with higher back-to-school and holiday season sales. Traditionally, the third fiscal quarter accounts for a substantial portion of the Company’s earnings for the year. Interim results may not necessarily be indicative of results which may be expected for any other interim period or for the year as a whole, particularly given the impact of the coronavirus pandemic, as further discussed below.

Certain prior period amounts in the condensed consolidated financial statements and footnotes have been reclassified to conform to the current period presentation. These reclassifications did not affect net (loss) earnings attributable to Caleres, Inc.

The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  Net sales and operating earnings were not significant during the thirteen weeks ended May 1, 2021 and May 2, 2020.

The Company had a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company was a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%.  The license enabling the joint venture to market the footwear expired in August 2017 and the parties are in the process of dissolving their joint venture agreements.  The Company anticipates the liquidation to be completed during 2021.

The Company consolidates CLT and B&H Footwear into its condensed consolidated financial statements.  Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to Brand Investment Holding equity.  Transactions between the Company and the joint ventures have been eliminated in the condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Derivative Financial Instruments

The Company’s hedging policy permits the use of forward contracts as cash flow hedging instruments to manage its currency exposures in foreign-currency-denominated assets, liabilities and cash flows.  These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes.  The Company recognizes all derivative financial instruments as either assets or liabilities in the condensed consolidated balance sheets and measures those instruments at fair value.

COVID-19 Pandemic

The United States economy and the retail industry have begun to recover from the adverse impact of the coronavirus (“COVID-19”) pandemic. The Company’s financial results were significantly impacted during the first half of 2020 as a result of the temporary closure of all retail stores beginning in mid-March.  The Company experienced sequential improvement in sales in the second half of 2020, driven by the reopening of the retail stores, and continued solid growth of the e-commerce business.  During the first quarter of 2021, as the vaccine became widely distributed and state and local governments continued to ease restrictions, consumer sentiment and spending began to improve.  In addition, the additional stimulus measures approved by the federal government provided a boost in consumer spending.  These factors strengthened demand for our products in the first quarter of 2021, which contributed to strong growth in our net sales and operating earnings.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted. The CARES Act includes a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  During 2020, the Company deferred approximately $9.4 million of employer social security payroll taxes.  As of May 1, 2021, approximately $4.7 million is recorded in other accrued expenses and $4.7 million is recorded in other liabilities on the condensed consolidated balance sheet.

Note 2    Impact of New Accounting Pronouncements

Impact of Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20), Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans.  The guidance changes the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans, eliminating the requirements for certain disclosures that are no longer considered cost beneficial and requiring new disclosures that the FASB considers pertinent.  The Company adopted the ASU during the first quarter of 2021, which did not have a material impact on the Company’s financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions in Accounting Standards Codification 740 related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of franchise taxes.  The Company adopted ASU 2019-12 during the first quarter of 2021, which did not have a material impact on the Company’s condensed consolidated financial statements.

Impact of Prospective Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements.  There are no prospective accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended May 1, 2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$334,745	$15,008	$—	$349,753
Landed wholesale - e-commerce - drop ship (1)	—	20,814	(394)	20,420
E-commerce - Company websites (1)	63,122	42,738	—	105,860
Total direct-to-consumer sales	$397,867	$78,560	$(394)	$476,033
First-cost wholesale - e-commerce (1)	—	904	—	904
Landed wholesale - e-commerce (1)	—	36,576	—	36,576
Landed wholesale - other	—	115,347	(9,379)	105,968
First-cost wholesale	—	16,718	—	16,718
Licensing and royalty	—	2,164	—	2,164
Other (2)	237	36	—	273
Total net sales	$398,104	$250,305	$(9,773)	$638,636

	Thirteen Weeks Ended May 2, 2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$137,117	$11,822	$—	$148,939
Landed wholesale - e-commerce - drop ship (1)	—	19,231	—	19,231
E-commerce - Company websites (1)	54,178	32,989	—	87,167
Total direct-to-consumer sales	$191,295	$64,042	$—	$255,337
First-cost wholesale - e-commerce (1)	—	246	—	246
Landed wholesale - e-commerce (1)	—	26,242	—	26,242
Landed wholesale - other	—	112,568	(11,306)	101,262
First-cost wholesale	—	11,921	—	11,921
Licensing and royalty	—	2,186	—	2,186
Other (2)	(43)	33	—	(10)
Net sales	$191,252	$217,238	$(11,306)	$397,184
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

Landed wholesale

Landed sales are wholesale sales in which the merchandise is shipped directly to the customer from the Company’s warehouses. Many customers purchasing footwear on a landed basis arrange their own transportation of merchandise and, with limited exceptions, control is transferred at the time of shipment.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	May 1, 2021	May 2, 2020	January 30, 2021
Customer allowances and discounts	$19,260	$24,768	$17,043
Loyalty programs liability	16,177	17,326	13,986
Returns reserve	14,469	15,427	11,040
Gift card liability	5,423	5,528	6,091

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented. In addition, during the thirteen weeks ended May 1, 2021, the loyalty programs liability increased $9.3 million due to points and material rights earned on purchases and decreased $7.1 million due to expirations and redemptions. During the thirteen weeks ended May 2, 2020, the loyalty programs liability increased $5.9 million due to points and material rights earned on purchases and decreased $5.0 million due to expirations and redemptions.

The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
($ thousands)	May 1, 2021	May 2, 2020
Balance, beginning of period	$14,928	$1,813
Adjustment upon adoption of ASU 2016-13	—	2,521
Provision/adjustment for expected credit losses (1)	(152)	8,704
Uncollectible accounts written off, net of recoveries	(3,404)	356
Balance, end of period	$11,372	$13,394
(1)	The Company’s provision/adjustment for expected credit losses for the thirteen weeks ended May 2, 2020 was higher than the comparable period in 2021 as a result of the COVID-19 pandemic and its impact on the financial condition of several of the Company’s wholesale customers.

Note 4    Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders for the periods ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 1, 2021	May 2, 2020

NUMERATOR
Net earnings (loss)	$6,385	$(346,172)
Net (earnings) loss attributable to noncontrolling interests	(238)	334
Net earnings (loss) attributable to Caleres, Inc.	$6,147	$(345,838)
Net earnings allocated to participating securities	(210)	—
Net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities	$5,937	$(345,838)

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	36,707	38,649
Dilutive effect of share-based awards	158	—
Denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	36,865	38,649

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.16	$(8.95)

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.16	$(8.95)

Options to purchase 16,667 and 22,667 shares of common stock for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, were not included in the denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

During the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company repurchased zero and 1,510,888 shares, respectively, under the 2018 and 2019 publicly announced share repurchase programs, which permits repurchases of up to 2.5 million and 5.0 million shares, respectively.  Refer to further discussion in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Note 5    Restructuring and Other Special Charges

Brand Exits

During the thirteen weeks ended May 1, 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations.  These costs primarily represent lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2021.  These charges are presented in restructuring and special charges on the condensed consolidated statements of earnings (loss) within the Brand Portfolio segment.  As of May 1, 2021, reserves of $5.2 million were included on the condensed consolidated balance sheet.

During the thirteen weeks ended May 2, 2020, the Company incurred costs of $1.6 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) related to the decision to exit the Fergie brand.  These charges, which represented inventory markdowns required to reduce the value of inventory to net realizable value, are presented in cost of goods sold on the condensed consolidated statements of earnings (loss) within the Brand Portfolio segment.

Blowfish Mandatory Purchase Obligation

In 2018, the Company acquired a controlling interest in Blowfish Malibu.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation and remeasurement adjustments are being recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $6.4 million ($4.7 million on an after-tax basis, or $0.13 per diluted share) and $3.2 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.  As of May 1, 2021, the mandatory purchase obligation is valued at $45.5 million.  The mandatory purchase obligation is expected to be settled during the third quarter of 2021.  Refer to further discussion regarding the mandatory purchase obligation in Note 14 to the condensed consolidated financial statements.

COVID-19-Related Expenses

During the thirteen weeks ended May 2, 2020, the Company incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business, totaling $93.6 million ($73.3 million on an after-tax basis, or $1.90 per diluted share).  These costs included non-cash impairment of property and equipment and lease right-of-use assets, incremental inventory markdowns, employee severance and other direct expenses specific to the impact of COVID-19 on the Company’s operations.  Of the $93.6 million in charges, $60.2 million is presented as restructuring and other special charges, net and $33.4 million is reflected as cost of goods sold in the condensed consolidated statements of earnings (loss).   Of the $60.2 million reflected as restructuring and other special charges, $43.8 million is reflected in the Brand Portfolio segment, $16.0 million is reflected in the Famous Footwear segment and $0.4 million is reflected within the Eliminations and Other category.  The $33.4 million reflected as cost of goods sold represents incremental inventory markdowns, of which $27.4 million is reflected in the Brand Portfolio segment and $6.0 million is reflected in the Famous Footwear segment.  There were no corresponding charges for the thirteen weeks ended May 1, 2021.  Refer to Note 9 to the condensed consolidated financial statements for additional information regarding the impact of COVID-19 on the Company’s leases.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended May 1, 2021 and May 2, 2020:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended May 1, 2021
Net sales	$398,104	$250,305	$(9,773)	$638,636
Intersegment sales (1)	—	9,773	—	9,773
Operating earnings (loss)	47,873	(2,821)	(27,182)	17,870
Segment assets	758,823	794,430	249,570	1,802,823

Thirteen Weeks Ended May 2, 2020
Net sales	$191,252	$217,238	$(11,306)	$397,184
Intersegment sales (1)	—	11,306	—	11,306
Operating loss	(67,540)	(345,748)	(12,923)	(426,211)
Segment assets	897,046	995,760	330,879	2,223,685

(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings (loss) to earnings (loss) before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 1, 2021	May 2, 2020
Operating earnings (loss)	$17,870	$(426,211)
Interest expense, net	(11,792)	(9,478)
Other income, net	3,828	3,585
Earnings (loss) before income taxes	$9,906	$(432,104)

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	May 1, 2021	May 2, 2020	January 30, 2021
Raw materials	$13,010	$16,848	$14,592
Work-in-process	365	357	349
Finished goods	431,924	568,102	473,014
Inventories, net	$445,299	$585,307	$487,955

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	May 1, 2021	May 2, 2020	January 30, 2021
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	342,083	365,888	342,083
Total intangible assets	344,883	368,688	344,883
Accumulated amortization	(112,915)	(99,996)	(109,768)
Total intangible assets, net	231,968	268,692	235,115
Goodwill
Brand Portfolio	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$236,924	$273,648	$240,071

The Company’s intangible assets as of May 1, 2021, May 2, 2020 and January 30, 2021 were as follows:

($ thousands)	May 1, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis (1)	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$104,459	$10,200	$184,829
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	8,456	4,005	31,739
		$451,088	$112,915	$106,205	$231,968

	May 2, 2020
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	15 - 40	$288,788	$94,294	$—	$194,494
Trade names	Indefinite	118,100	—	82,400	35,700
Customer relationships	15 - 16	44,200	5,702	—	38,498
		$451,088	$99,996	$82,400	$268,692

	January 30, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis (1)	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$101,919	$10,200	$187,369
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	7,849	4,005	32,346
		$451,088	$109,768	$106,205	$235,115
(1)	The Via Spiga trade name was reclassified from indefinite-lived trade names to definite-lived trade names. The remaining carrying value of $0.5 million is being amortized over two years.

Amortization expense related to intangible assets was $3.1 million and $3.2 million for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $12.6 million in 2021, $12.1 million in 2022, $11.9 million in 2023, and $11.0 million in 2024 and 2025.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization and the impact of COVID-19 on the Company’s business operations, the Company determined that an interim assessment of goodwill was required.  A quantitative assessment was performed for all reporting units as of May 2, 2020.  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million.  The Company recorded no goodwill impairment charges during the thirteen weeks ended May 1, 2021.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  As a result of the triggering event from the economic impacts of COVID-19, an interim assessment was performed as of May 2, 2020.  The indefinite-lived intangible asset impairment review resulted in total impairment charges of $22.4 million for the thirteen weeks ended May 2, 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trade name and $10.2 million of impairment associated with the indefinite-lived Via Spiga trade name.  The carrying value of the Via Spiga trade name of $0.5 million is being amortized over approximately two years.  In addition to the interim assessment, the Company tested the indefinite-lived intangible assets as of the first day of the fourth fiscal quarter.  As a result of the impairment indicator for Allen Edmonds, the Company also tested the definite-lived Allen Edmonds customer relationships intangible asset.  Those assessments resulted in additional impairment totaling $23.8 million, consisting of $19.8 million associated with the Allen Edmonds trade name and $4.0 million associated with the Allen Edmonds customer relationships intangible asset.  The Company recorded no impairment charges during the thirteen weeks ended May 1, 2021.

Note 9    Leases

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The Company recorded asset impairment charges of $1.9 million and $35.2 million during the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.  The impairment charges recorded in the thirteen weeks ended May 1, 2021 are related to underperforming retail stores.  The impairment charges recorded in the thirteen weeks ended May 2, 2020, including $20.4 million associated with operating lease right-of-use assets and $14.8 million associated with property and equipment, reflect the impact of the COVID-19 pandemic on the Company’s retail operations and estimates of remaining cash flows for each store.  Refer to Note 5 and Note 14 to the condensed consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures during the first half of 2020 associated with the COVID-19 pandemic, certain leases were amended to provide rent abatements and/or deferral of lease payments.  Deferred payments continue to be reflected in lease obligations on the condensed consolidated balance sheets.  Under relief provided by the FASB, entities could make a policy election to account for COVID-19 related lease concessions as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company made a policy election to account for rent abatements as variable rent.  Accordingly, during the thirteen weeks ended May 1, 2021, the Company recorded $1.3 million in lease concessions as a reduction of rent expense within selling and administrative expenses in the condensed consolidated statements of earnings (loss).  Rent concessions for leases that were extended will be recognized as a lease modification.  There were no lease concessions recorded during the thirteen weeks ended May 2, 2020.

During the thirteen weeks ended May 1, 2021, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $16.0 million on the condensed consolidated balance sheets.  As of May 1, 2021, the Company has entered into lease commitments for three retail locations for which the leases have not yet commenced.  The Company anticipates that one lease will begin in the current fiscal year and two leases will begin in the next fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $0.6 million will be recorded in the current fiscal year and $1.8 million in the next fiscal year on the condensed consolidated balance sheets.

The components of lease expense for the thirteen weeks ended May 1, 2021 and May 2, 2020 were as follows:

	Thirteen Weeks Ended
($ thousands)	May 1, 2021	May 2, 2020
Operating lease expense	$40,577	$45,240
Variable lease expense	11,490	11,334
Short-term lease expense	565	712
Sublease income	(29)	(19)
Total lease expense	$52,603	$57,267

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
($ thousands)	May 1, 2021	May 2, 2020
Cash paid for lease liabilities (1)	$56,453	$15,117
Cash received from sublease income	29	19

(1)	Cash paid for lease liabilities for the thirteen weeks ended May 1, 2021 includes payment of certain lease payments deferred in 2020, as described above, as well as lease termination costs associated with the Naturalizer retail store closings, as further discussed in Note 5 to the condensed consolidated financial statements. In addition, cash paid for lease liabilities during the thirteen weeks ended May 2, 2020 was significantly lower than comparable periods, reflecting the deferral of lease payments during the onset of the pandemic.

Note 10  Long-term and Short-term Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors.  On April 14, 2020, the Company entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million.  The Credit Agreement increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of May 1, 2021.

At May 1, 2021, the Company had $200.0 million borrowings outstanding and $12.5 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $211.3 million at May 1, 2021.

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

The Company may redeem some or all of the Senior Notes at a redemption price (expressed as a percentage of principal amount) of 101.563% if redeemed prior to August 15, 2021 and 100.000% if redeemed after August 15, 2021, plus accrued and unpaid interest and Additional Interest (as defined in the Senior Notes indenture).

If the Company experiences specific kinds of changes of control, it would be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and Additional Interest, if any, to, but not including, the date of repurchase.  The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of May 1, 2021, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended May 1, 2021 and May 2, 2020:

		Pension and	Derivative
		Other	Financial	Accumulated
	Foreign	Postretirement	Instrument	Other
	Currency	Transactions	Transactions	Comprehensive
($ thousands)	Translation	(1)	(2)	(Loss) Income
Balance at January 30, 2021	$(111)	$(9,025)	$—	$(9,136)
Other comprehensive loss before reclassifications	(166)	—	—	(166)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	463	—	463
Tax benefit	—	(97)	—	(97)
Net reclassifications	—	366	—	366
Other comprehensive (loss) income	(166)	366	—	200
Balance at May 1, 2021	$(277)	$(8,659)	$—	$(8,936)

Balance at February 1, 2020	$(580)	$(31,171)	$(92)	$(31,843)
Other comprehensive (loss) income before reclassifications	(1,531)	—	87	(1,444)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	694	6	700
Tax benefit	—	(628)	(1)	(629)
Net reclassifications	—	66	5	71
Other comprehensive (loss) income	(1,531)	66	92	(1,373)
Balance at May 2, 2020	$(2,111)	$(31,105)	$—	$(33,216)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.
(2)	Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses. Refer to Note 1 to the condensed consolidated financial statements for additional information related to derivative financial instruments.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $2.4 million for both the thirteen weeks ended May 1, 2021 and May 2, 2020.

The Company had net issuances of 327,268 and 414,121 shares of common stock during the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 1, 2021			May 2, 2020
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
January 30, 2021	1,397,227	$16.74	February 1, 2020	1,271,795	$26.77
Granted	562,506	18.63	Granted	550,683	5.81
Forfeited	(46,500)	16.08	Forfeited	(32,687)	25.60
Vested	(484,389)	26.96	Vested	(368,048)	28.38
May 1, 2021	1,428,844	$14.04	May 2, 2020	1,421,743	$18.20

Of the 562,506 restricted shares granted during the thirteen weeks ended May 1, 2021, 20,000 shares have a cliff-vesting term of two years and 542,506 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  All of the restricted shares granted during the thirteen weeks ended May 2, 2020 have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Share-based compensation expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards

During the thirteen weeks ended May 1, 2021, the Company granted performance share awards for a targeted 175,500 shares, with a weighted-average grant date fair value of $18.63 in connection with the 2020 performance award.  There were no performance-based share awards granted by the Company during the thirteen weeks ended May 2, 2020.  Vesting of performance-based awards is generally dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

During the thirteen weeks ended May 1, 2021, the Company granted long-term incentive awards payable in cash for the 2021-2023 performance period, with a target value of $6.5 million and a maximum value of $13.0 million.  These awards, which vest after a three-year period, are dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award. The estimated value of the award, which is reflected within other liabilities on the condensed consolidated balance sheets, is being accrued over the three-year performance period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  The Company granted 1,712 and 8,309 to non-employee directors for dividend equivalents, during the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively, with weighted-average grant date fair values of $20.91 and $3.86, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 1, 2021	May 2, 2020	May 1, 2021	May 2, 2020
Service cost	$1,942	$2,160	$—	$—
Interest cost	2,813	3,154	10	10
Expected return on assets	(7,114)	(7,443)	—	—
Amortization of:
Actuarial loss (gain)	615	1,083	(27)	(39)
Prior service income	(125)	(350)	—	—
Total net periodic benefit income	$(1,869)	$(1,396)	$(17)	$(29)

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018.  The fair value of the mandatory purchase obligation is based on the earnings formula specified in the purchase agreement (Level 3).  Fair value adjustments on the mandatory purchase obligation are recorded as interest expense.  During the thirteen weeks ended May 1, 2021 and May 2, 2020, the Company recorded fair value adjustments of $6.4 million and $3.2 million, respectively.  Refer to further discussion of the mandatory purchase obligation in Note 5 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 1, 2021, May 2, 2020 and January 30, 2021.  During the thirteen weeks ended May 1, 2021 and May 2, 2020, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
May 1, 2021:
Cash equivalents – money market funds	$57,000	$57,000	$—	$—
Non-qualified deferred compensation plan assets	8,169	8,169	—	—
Non-qualified deferred compensation plan liabilities	(8,169)	(8,169)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,185)	(1,185)	—	—
Restricted stock units for non-employee directors	(2,571)	(2,571)	—	—
Mandatory purchase obligation - Blowfish Malibu	(45,523)	—	—	(45,523)
May 2, 2020:
Cash equivalents – money market funds	$146,009	$146,009	$—	$—
Non-qualified deferred compensation plan assets	7,435	7,435	—	—
Non-qualified deferred compensation plan liabilities	(7,435)	(7,435)	—	—
Deferred compensation plan liabilities for non-employee directors	(818)	(818)	—	—
Restricted stock units for non-employee directors	(1,093)	(1,093)	—	—
Mandatory purchase obligation - Blowfish Malibu	(18,433)	—	—	(18,433)
January 30, 2021:
Cash equivalents – money market funds	$45,000	$45,000	$—	$—
Non-qualified deferred compensation plan assets	7,918	7,918	—	—
Non-qualified deferred compensation plan liabilities	(7,918)	(7,918)	—	—
Deferred compensation plan liabilities for non-employee directors	(989)	(989)	—	—
Restricted stock units for non-employee directors	(1,661)	(1,661)	—	—
Mandatory purchase obligation - Blowfish Malibu	(39,134)	—	—	(39,134)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $571.5 million and $726.2 million at May 1, 2021 and May 2, 2020, respectively, were assessed for indicators of impairment and written down to their fair value.  This assessment resulted in the following impairment charges, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.  Higher impairment charges were recorded in the thirteen weeks ended May 1, 2020, reflecting the deteriorating economic conditions driven in part by the COVID-19 pandemic, as further discussed in Note 5 and Note 9 to the condensed consolidated financial statements.

	Thirteen Weeks Ended
($ thousands)	May 1, 2021	May 2, 2020
Long-Lived Asset Impairment Charges
Famous Footwear	$400	$14,896
Brand Portfolio	1,488	20,326
Total long-lived asset impairment charges	$1,888	$35,222

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	May 1, 2021		May 2, 2020		January 30, 2021
	Carrying		Carrying		Carrying
($ thousands)	Value (1)	Fair Value	Value (1)	Fair Value	Value (1)	Fair Value
Borrowings under revolving credit agreement	$200,000	$200,000	$438,500	$438,500	$250,000	$250,000
Long-term debt	200,000	200,500	200,000	178,000	200,000	201,000
Total debt	$400,000	$400,500	$638,500	$616,500	$450,000	$451,000
(1)	Excludes unamortized debt issuance costs and debt discount

The fair value of borrowings under the revolving credit agreement approximates its carrying value due to its short-term nature (Level 1).  The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 35.5% and 19.9% for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.  The higher tax rate for the thirteen weeks ended May 1, 2021 primarily reflects the non-deductibility of losses at the Company’s Canadian division, which were driven by exit-related costs associated with Naturalizer retail stores.  The tax rate was partially offset by discrete tax benefits totaling $1.2 million.  During the thirteen weeks ended May 2, 2020, the Company's effective tax rate was impacted by several discrete tax items, including the non-deductibility of a portion of the Company's intangible asset impairment charges, the provision of a valuation allowance related to net deferred tax assets of its Canadian business division and the incremental tax provision related to share-based compensation.

As of May 1, 2021, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.

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

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system.  Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003.  However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater.  The modified work plan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the work plan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner.  The results of groundwater monitoring are being used to evaluate the effectiveness of these activities.  The Company continues to implement the expanded remedy work plan that was approved by the oversight authorities in 2015.  Based on the progress of the direct remedial action of on-site conditions, the Company submitted a request to the oversight authorities for permission to convert the perimeter pump and treat active remediation system to a passive one.  In 2019, a final response was received from the oversight authorities, which is allowing the Company to proceed with implementation of the revised plan.  The Company continues to work with outside experts and the oversight authorities on the off-site work plan.

The cumulative expenditures for both on-site and off-site remediation through May 1, 2021 were $32.0 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at May 1, 2021 is $9.9 million, of which $8.9 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses.  Of the total $9.9 million reserve, $5.1 million is for off-site remediation and $4.8 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $13.6 million as of May 1, 2021.  The Company expects to spend approximately $0.5 million in 2021, $0.1 million in each of the following four years and $12.7 million in the aggregate thereafter related to the on-site remediation.

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

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We experienced a strong recovery in the first quarter of 2021, recording sequential net sales and earnings growth, and stronger gross margins and balance sheet.  Our upward trajectory was driven in large part by an outstanding performance in our Famous Footwear business, as we continue to leverage our enhanced omni-channel capabilities and capitalize on our direct-to-consumer model.

In the first quarter of last year, our financial results had been significantly impacted by the coronavirus (“COVID-19”) pandemic, including the temporary closure of all of our retail stores from mid-March through the end of the quarter.  We did experience sequential improvement in sales in the second half of 2020, driven by the reopening of our retail stores, and continued solid growth of our e-commerce business.  During the first quarter of 2021, as the vaccine became widely distributed and state and local governments continued to ease restrictions, consumer sentiment and spending began to improve.  The domestic economy and the retail industry have begun to recover, as reflected in our strong financial results.   The additional stimulus measures approved by the federal government also provided a boost in consumer spending.  These factors strengthened demand for our products in the first quarter of 2021, which contributed to strong growth in our net sales and operating earnings.

Financial Highlights

Following is a summary of the financial highlights for the first quarter of 2021:

●	Consolidated net sales increased $241.4 million, or 60.8%, to $638.6 million in the first quarter of 2021, compared to $397.2 million in the first quarter of 2020. The sales increase was primarily driven by our Famous Footwear segment, which experienced sequential improvement in store traffic and conversion rates, contributing to the sales increase of $206.8 million, or 108.2%. Net sales in our Brand Portfolio segment also increased by $33.1 million, or 15.2%, compared to the first quarter of 2020. We continued to leverage our enhanced digital platform to grow e-commerce sales in both segments during the first quarter of 2021. Consolidated net sales from our owned e-commerce websites increased 21.4% compared to the first quarter of 2020. On a consolidated basis, our direct-to-consumer sales represented 74.5% of consolidated net sales for the first quarter of 2021, compared to 64.3% in the first quarter of 2020.
●	Consolidated gross profit increased $153.0 million, or 125.5%, to $274.9 million in the first quarter of 2021, compared to $121.9 million in the first quarter of 2020. Our gross profit margin increased to 43.0% in the first quarter of 2021, compared to 30.7% in the first quarter of 2020. Our gross profit margin in the first quarter of 2020 was negatively impacted by incremental inventory markdowns of $33.4 million, as further described below.
●	Consolidated operating earnings increased $444.1 million to $17.9 million in the first quarter of 2021, compared to an operating loss of $426.2 million in the first quarter of 2020.
●	Consolidated net earnings attributable to Caleres, Inc. were $6.2 million, or $0.16 per diluted share, in the first quarter of 2021, compared to a net loss of $345.8 million, or $8.95 per diluted share, in the first quarter of 2020.

The following items should be considered in evaluating the comparability of our first quarter results in 2021 and 2020:

●	Brand Portfolio – business exits – During the first quarter of 2021, we incurred costs totaling $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share), related to the closure of all but two Naturalizer retail stores in North America. In the first quarter of 2020, we incurred costs of $1.6 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) in connection with our decision to exit the Fergie brand.
●	Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and Note 14 to the condensed consolidated financial statements, the Blowfish Malibu noncontrolling interest is subject to a mandatory purchase obligation after a three-year period following the 2018 acquisition, based on an earnings multiple formula. During the first quarter of 2021, we recorded a fair value adjustment of $6.4 million ($4.7 million on an after-tax basis, or $0.13 per diluted share), compared to $3.2 million ($2.4 million on an after-tax basis, or $0.06 per diluted share) in the first quarter of 2020. The fair value adjustments are recorded as interest expense, net in the condensed consolidated statements of earnings (loss).

●	Impairment of goodwill and intangible assets – During the first quarter of 2020, we recorded non-cash impairment charges totaling $262.7 million ($218.5 million on an after-tax basis, or $5.66 per diluted share), including $240.3 million of impairment associated with goodwill as a result of the unfavorable business climate and our lower stock price and market capitalization, and $22.4 million associated with our Allen Edmonds and Via Spiga indefinite-lived trade names. Refer to Note 8 to the condensed consolidated financial statements for further discussion.
●	COVID-19-related expenses – During the first quarter of 2020, we incurred $93.6 million ($73.3 million on an after-tax basis, or $1.90 per diluted share) in costs associated with the economic impacts of the COVID-19 pandemic and related impacts on our business and industry. The $93.6 million was comprised of:
●	Impairment charges associated with property and equipment and lease right-of use assets of $34.6 million, presented within restructuring and other special charges;
●	Inventory markdowns of $33.4 million, presented within cost of goods sold;
●	Expenses associated with factory order cancellations of $14.3 million, presented within restructuring and other special charges;
●	Provision for expected credit losses of $8.5 million, presented within restructuring and other special charges; and
●	Other special charges of $2.8 million, primarily including severance and incremental facility costs such as deep cleaning and supplies, presented within restructuring and other special charges on the condensed consolidated statements of earnings (loss).

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

Beginning in mid-March 2020, all of our Famous Footwear and Brand Portfolio stores in North America were temporarily closed and we began a phased reopening of retail stores in mid-May.  Our same-store sales calculation excludes the impact of both permanent and temporary store closures.  Accordingly, for the first quarter of 2020, our same-store sales calculation is impacted more heavily by our e-commerce sales penetration, which was higher than in prior periods, given the strong growth in that channel and the fact that our e-commerce sites continued to operate throughout the first quarter of 2020.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store’s success to determine whether it is performing in line with expectations. The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.  This metric was adversely impacted by the temporary retail store closures during a portion of the first quarter of 2020 and therefore, the metric is not comparable to the first quarter of 2021.

Outlook

While we experienced a slow start to the first quarter of 2021 related to the lingering impacts of the COVID-19 pandemic, we ended the quarter with strong financial results as we executed on our strategy, including merchandising, marketing and the consumer experience.  We expect continued strength at Famous Footwear to be combined with improving performance at the Brand Portfolio segment as we progress through the year.  Throughout the remainder of 2021, we will remain focused on building the momentum at Famous Footwear, leveraging our enhanced direct-to-consumer capabilities to drive e-commerce sales growth, utilizing our data-derived consumer insights to drive greater consumer alignment and engagement, and maintaining our balanced and disciplined approach to cost control and capital spending.  As we continue to align our inventory levels with consumer demand, we will also remain focused on the ongoing global supply chain disruptions by optimizing and maximizing our current inventory and emphasizing trending brands and styles.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$638.6	100.0%	$397.2	100.0%
Cost of goods sold	363.7	57.0%	275.3	69.3%
Gross profit	274.9	43.0%	121.9	30.7%
Selling and administrative expenses	243.5	38.1%	225.2	56.7%
Impairment of goodwill and intangible assets	—	—%	262.7	66.1%
Restructuring and other special charges, net	13.5	2.1%	60.2	15.2%
Operating earnings (loss)	17.9	2.8%	(426.2)	(107.3)%
Interest expense, net	(11.8)	(1.8)%	(9.5)	(2.4)%
Other income, net	3.8	0.6%	3.6	0.9%
Earnings (loss) before income taxes	9.9	1.6%	(432.1)	(108.8)%
Income tax (provision) benefit	(3.5)	(0.6)%	85.9	21.6%
Net earnings (loss)	6.4	1.0%	(346.2)	(87.2)%
Net earnings (loss) attributable to noncontrolling interests	0.2	0.0%	(0.4)	(0.1)%
Net earnings (loss) attributable to Caleres, Inc.	$6.2	1.0%	$(345.8)	(87.1)%

Net Sales

Net sales increased $241.4 million, or 60.8%, to $638.6 million for the first quarter of 2021, compared to $397.2 million for the first quarter of 2020.  Our Famous Footwear segment experienced a sales increase of $206.8 million, or 108.2% during the first quarter of 2021, with net sales of $398.1 million exceeding our pre-pandemic first quarter 2019 sales level, achieving the highest net sales in a first quarter in our history.  Our strong performance was attributable to a number of factors, including positive consumer sentiment attributable to the widespread availability of the COVID-19 vaccine and easing of government restrictions, as well as the second round of government stimulus.  We believe that these factors led to a significant improvement in retail store traffic and conversion rates.  Net sales for our Brand Portfolio segment increased $33.1 million, or 15.2% during the first quarter of 2021.  While Brand Portfolio net sales improved over last year, they remain below pre-pandemic levels, due in part to the brand exits announced in late 2019 and early 2020 and the closure of all but two Naturalizer retail stores in North America. Our e-commerce and logistics capabilities helped drive a 21.4% increase in e-commerce sales on our owned websites during the first quarter of 2021, with consolidated e-commerce penetration representing approximately 26% of net sales.  On a consolidated basis, our direct-to-consumer sales represented 74.5% of total net sales for the first quarter of 2021.  Our casual, athletic and sport categories of footwear continued to be the strongest performers during the quarter, and demand for dress footwear is beginning to build.

Gross Profit

Gross profit increased $153.0 million, or 125.5%, to $274.9 million for the first quarter of 2021, compared to $121.9 million for the first quarter of 2020, due in part to higher net sales.  In addition, we were able to reduce promotional activity at Famous Footwear due to our well-positioned inventory and strong sell-throughs.  Furthermore, our gross profit in the first quarter of 2020 was impacted by higher incremental cost of goods sold primarily due to $33.4 million in inventory markdowns reflecting the difficult retail environment driven by the COVID pandemic, as well as $1.6 million in inventory markdowns related to the decision to exit our Fergie brand.  As a percentage of net sales, gross profit increased to 43.0% for the first quarter of 2021, compared to 30.7% for the first quarter of 2020.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $18.3 million, or 8.1%, to $243.5 million for the first quarter of 2021, compared to $225.2 million for the first quarter of 2020.  The increase was primarily due to higher salaries in the first quarter of 2021, combined with higher expenses related to our incentive compensation plans.  In the first quarter of 2020, in response to our retail stores being shut down at the onset of the pandemic we took steps to reduce expense, including workforce reductions, furloughs for a significant portion of our retail store associates and temporary salary reductions for most remaining employees.  Logistics and other variable expenses were also higher in the first quarter of 2021 to support higher sales volume.  As a percentage of net sales, selling and administrative expenses decreased to 38.1% for the first quarter of 2021, from 56.7% for the first quarter of 2020.

Impairment of Goodwill and Intangible Assets

During the first quarter of 2020, we incurred impairment charges of $262.7 million ($218.5 million on an after-tax basis), including $240.3 million associated with goodwill and $22.4 million associated with the indefinite-lived Allen Edmonds and Via Spiga trade names.  There were no corresponding charges for the first quarter of 2021.   Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share), reflecting expenses associated with the decision to close all Naturalizer retail stores in North America with the exception of two Naturalizer flagship retail stores in the United States.  Restructuring and other special charges of $60.2 million ($47.7 million on an after-tax basis, or $1.24 per diluted share) were incurred in the first quarter of 2020 related to the unfavorable business climate, driven by the impact of the COVID-19 pandemic on our business operations.  These charges were primarily for impairment associated with retail store furniture and fixtures and lease right-of-use assets and liabilities associated with factory order cancellations.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

Operating Earnings (Loss)

Operating earnings increased $444.1 million to $17.9 million for the first quarter of 2021, compared to an operating loss of $426.2 million for the first quarter of 2020, primarily reflecting higher net sales, gross profit and lower restructuring and impairment charges.  As a percentage of net sales, operating earnings were 2.8% for the first quarter of 2021, compared to an operating loss of 107.3% for the first quarter of 2020.

Interest Expense, Net

Interest expense, net increased $2.3 million, or 24.4%, to $11.8 million for the first quarter of 2021, compared to $9.5 million for the first quarter of 2020, reflecting the fair value adjustment to the Blowfish Malibu mandatory purchase obligation of $6.4 million in the first quarter of 2021, compared to $3.2 million in the first quarter of 2020.  The increase associated with the mandatory purchase obligation was partially offset by lower average borrowings under our revolving credit agreement.  We continued to make debt reduction a priority during the first quarter of 2021, repaying $50.0 million during the first quarter of 2021 and ending the quarter with $200.0 million of borrowings under our revolving credit facility.

Other Income, Net

Other income, net increased $0.2 million, or 6.8%, to $3.8 million for the first quarter of 2021, compared to $3.6 million for the first quarter of 2020.  Refer to Note 13 of the condensed consolidated financial statements for further detail regarding the components of net periodic benefit income.

Income Tax Benefit (Provision)

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 35.5% for the first quarter of 2021, compared to 19.9% for the first quarter of 2020.  Our higher tax rate for the thirteen weeks ended May 1, 2021 primarily reflects the non-deductibility of losses at our Canadian division, which were driven by exit-related costs associated with Naturalizer retail stores.  The rate was partially offset by discrete tax benefits totaling $1.2 million.  During the first quarter of 2020, our effective tax rate was impacted by several discrete tax items, including the non-deductibility of a portion of the Company's intangible asset impairment charges, the provision of a valuation allowance related to net deferred tax assets of its Canadian business division and the incremental tax provision related to share-based compensation.

Net Earnings (Loss) Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $6.2 million for the first quarter of 2021, compared to a net loss of $345.8 million for the first quarter of 2020, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales
Net sales	$398.1	100.0%	$191.3	100.0%
Cost of goods sold	218.3	54.8%	122.2	63.9%
Gross profit	179.8	45.2%	$69.1	36.1%
Selling and administrative expenses	131.9	33.2%	120.6	63.0%
Restructuring and other special charges, net	—	—%	16.0	8.4%
Operating earnings (loss)	$47.9	12.0%	$(67.5)	(35.3)%

Key Metrics
Same-store sales % change	3.3%		12.6%
Same-store sales $ change	$6.2		$21.8
Sales change from new and closed stores, net	$200.2		$(182.7)
Impact of changes in Canadian exchange rate on sales	$0.4		$(0.0)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$55		$22
Sales per square foot, excluding e-commerce (trailing twelve months)	$193		$195
Square footage (thousand sq. ft.)	6,043		6,198

Stores opened	4		—
Stores closed	7		15
Ending stores	913		934

Net Sales

Net sales increased $206.8 million, or 108.2%, to $398.1 million for the first quarter of 2021, compared to $191.3 million for the first quarter of 2020, and also exceeded our pre-pandemic first quarter 2019 sales level.  Our strong performance during the first quarter of 2021 was attributable to a number of factors.  Consumer confidence increased during the quarter as a result of the widespread availability of the COVID-19 vaccine and the easing of government restrictions, which led to a significant improvement in retail store traffic and conversion rates.  In addition, the second round of government stimulus positively impacted net sales for the quarter.  We also continue to experience strong growth in our e-commerce business, which increased approximately 17% for the first quarter of 2021.  E-commerce penetration was approximately 16% of net sales in the first quarter of 2021, compared to approximately 28% in the first quarter of 2020 when our retail stores were closed for approximately half of the quarter.  We opened four stores and closed seven stores during the first quarter of 2021, resulting in 913 stores and total square footage of 6.0 million at the end of the first quarter of 2021, compared to 934 stores and total square footage of 6.2 million at the end of the first quarter of 2020.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 81% of our net sales made to program members in the first quarter of 2021, compared to 79% in the first quarter of 2020.

Gross Profit

Gross profit increased $110.7 million, or 160.3%, to $179.8 million for the first quarter of 2021, compared to $69.1 million for the first quarter of 2020, driven by the sales increase. As a percentage of net sales, our gross profit increased to 45.2% for the first quarter of 2021, compared to 36.1% for the first quarter of 2020.  Due to our well-positioned inventory and strong sell-throughs, we reduced promotional activity.  As a result, both our retail stores and e-commerce business experienced higher gross margins than the first quarter of 2020.  In addition, our gross margin in the first quarter of 2020 was impacted by $6.0 million in incremental inventory markdowns, reflecting the difficult retail environment in 2020 driven by the pandemic.

Selling and Administrative Expenses

Selling and administrative expenses increased $11.3 million, or 9.4%, to $131.9 million for the first quarter of 2021, compared to $120.6 million for the first quarter of 2020.  The increase was primarily due to higher salaries in the first quarter of 2021, as well as an increase in logistics and other variable expenses to support the higher sales volume.  In addition, in the first quarter of  2020, in response to our retail stores being shut down at the onset of the pandemic, we took steps to reduce expense, including workforce reductions, furloughs for a significant portion of our retail store associates and temporary salary reductions for most remaining employees. As a percentage of net sales, selling and administrative expenses decreased to 33.2% for the first quarter of 2021, compared to 63.0% for the first quarter of 2020.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $16.0 million for the first quarter of 2020, consisting primarily of impairment charges on furniture and fixtures in our retail stores and lease right-of use assets reflecting the impact of COVID-19 on our business operations.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges during the first quarter of 2021.

Operating Earnings (Loss)

Our record sales performance also led to significant improvement in our operating earnings.  Operating earnings (loss) increased $115.4 million to operating earnings of $47.9 million for the first quarter of 2021, compared to an operating loss of $67.5 million for the first quarter of 2020.  As a percentage of net sales, operating earnings were 12.0% for the first quarter of 2021, compared to an operating loss of 35.3% for the first quarter of 2020.

BRAND PORTFOLIO

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales
Net sales	$250.3	100.0%	$217.2	100.0%
Cost of goods sold	156.3	62.4%	163.8	75.4%
Gross profit	94.0	37.6%	53.4	24.6%
Selling and administrative expenses	83.3	33.3%	92.6	42.6%
Impairment of goodwill and intangible assets	—	—%	262.7	120.9%
Restructuring and other special charges, net	13.5	5.4%	43.8	20.2%
Operating loss	$(2.8)	(1.1)%	$(345.7)	(159.2)%

Key Metrics
Direct-to-consumer (% of net sales) (1)	31%		29%
Change in wholesale net sales ($)	$14.9		$(91.1)
Unfilled order position at end of period	$264.5		$188.3

Same-store sales % change	5.1%		(24.8)%
Same-store sales $ change	$1.3		$(9.6)
Sales change from new and closed stores, net	$16.5		$(23.1)
Impact of changes in Canadian exchange rate on retail sales	$0.4		$(0.1)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$188		$31
Sales per square foot, excluding e-commerce (trailing twelve months)	$336		$328
Square footage (thousands sq. ft.)	138		356

Stores opened	1		—
Stores closed	76		19
Ending stores	95		203
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales increased $33.1 million, or 15.2%, to $250.3 million for the first quarter of 2021, compared to $217.2 million for the first quarter of 2020.  Net sales improved over last year, yet remain below pre-pandemic levels.  We experienced a rebound in demand for sport and casual product, and demand for dress footwear is also beginning to build.  During the first quarter of 2021, we experienced strong sales growth from our Sam Edelman, Blowfish, Vionic and Ryka brands, which carry a large assortment of athletic and casual styles.

In the first quarter of 2021, we closed the remaining 73 Naturalizer stores in North America scheduled for closure as part of our strategic realignment of the Naturalizer retail store operations.  We will remain focused on growing the brand’s e-commerce business through naturalizer.com, our retail partners and their websites, and the two flagship stores in the United States and four stores in China that we continue to operate.

In total, we closed 76 stores during the first quarter of 2021, including 73 stores in conjunction with the Naturalizer retail store exit described above, and opened one store, resulting in a total of 95 stores and total square footage of 0.1 million at the end of the first quarter of 2021, compared to 203 stores and total square footage of 0.4 million at the end of the first quarter of 2020.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, increased to $336 for the twelve months ended May 1, 2021, compared to $328 for the twelve months ended May 2, 2020.  E-commerce sales continued to grow as a percentage of the business during the first quarter, and we expect this trend to continue.

Our unfilled order position for our wholesale sales increased $76.2 million, or 40.5%, to $264.5 million at May 1, 2021, compared to $188.3 million at May 2, 2020.  The increase in our backlog order levels reflects increased demand for product as our wholesale customers placed more orders than last year due to the economic impact of the COVID-19 pandemic in the first quarter of 2020.  We have experienced global supply chain disruptions to our receipt of inventory due to port congestion and reduced shipping vessel and container availability.  We expect this to continue into the third quarter of 2021.

Gross Profit

Gross profit increased $40.6 million, or 76.1%, to $94.0 million for the first quarter of 2021, compared to $53.4 million for the first quarter of 2020, due in part to higher net sales.  Our gross profit in 2021 was adversely impacted by the exit of the Naturalizer retail stores, as deeper discounts were provided to clear remaining inventory.  However, our gross profit in the first quarter of 2020 was impacted by higher incremental cost of goods sold primarily due to $27.5 million in inventory markdowns reflecting the difficult retail environment driven by the COVID pandemic, as well as $1.6 million in inventory markdowns related to the decision to exit our Fergie brand.  As a percentage of net sales, our gross profit increased to 37.6% for the first quarter of 2021, compared to 24.6% for the first quarter of 2020.

Selling and Administrative Expenses

Selling and administrative expenses decreased $9.3 million, or 10.0%, to $83.3 million for the first quarter of 2021, compared to $92.6 million for the first quarter of 2020.  The decrease was driven by lower logistics, retail facilities and salaries expense primarily associated with the Naturalizer retail store closures, partially offset by higher marketing expenses.  As a percentage of net sales, selling and administrative expenses decreased to 33.3% for the first quarter of 2021, compared to 42.6% for the first quarter of 2020.

Impairment of Goodwill and Intangible Assets

During the first quarter of 2020, we incurred impairment charges of $262.7 million, including $240.3 million associated with goodwill and $22.4 million associated with intangible assets, including $12.2 million for the Allen Edmonds trade name and $10.2 million for the Via Spiga trade name.  There were no corresponding charges in the first quarter of 2021. Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $13.5 million for the first quarter of 2021, reflecting expenses associated with the decision to close all but two flagship Naturalizer retail stores in the U.S.  These costs primarily represent lease termination and other store closure costs, including employee severance.  In the first quarter of 2020, we recorded restructuring and other special charges of $43.8 million, reflecting expenses associated with the impact of COVID-19 on our business operations, primarily impairment charges on store furniture and fixtures and lease right-of-use assets of $19.3 million and liabilities due to our factories for order cancellations of $14.3 million.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Loss

Operating loss decreased $342.9 million to $2.8 million for the first quarter of 2021, compared to $345.7 million for the first quarter of 2020 as a result of the factors described above.  As a percentage of net sales, the operating loss was 1.1% for the first quarter of 2021, compared to 159.2% in the first quarter of 2020.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$(9.8)	100.0%	$(11.3)	100.0%
Cost of goods sold	(10.9)	110.9%	(10.7)	94.8%
Gross profit	1.1	(10.9)%	(0.6)	5.2%
Selling and administrative expenses	28.3	(289.0)%	11.9	(105.9)%
Restructuring and other special charges, net	—	—%	0.4	(3.2)%
Operating loss	$(27.2)	278.1%	$(12.9)	114.3%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $9.8 million for the first quarter of 2021 is $1.5 million, or 13.6%, lower than the first quarter of 2020, reflecting  a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $16.4 million, to $28.3 million in the first quarter of 2021, compared to $11.9 million for the first quarter of 2020.  The increase was primarily driven by higher expenses for our cash-based incentive compensation plan for certain employees and higher expenses associated with our cash-based director compensation plans, reflecting growth in our stock price during the first quarter of 2021 compared to a decline during the first quarter of 2020.

Restructuring and other special charges were $0.4 million for the first quarter of 2020, with no corresponding costs in the first quarter of 2021.  The expenses incurred during the first quarter of 2020 were associated with workforce reductions as we sought to minimize our expense structure during the COVID-19 pandemic, as well as incremental expenses associated with deep cleaning our facilities and related supplies.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	May 1, 2021	May 2, 2020	January 30, 2021
Borrowings under revolving credit agreement	$200.0	$438.5	$250.0
Long-term debt	199.0	198.5	198.9
Total debt (1)	$399.0	$637.0	$448.9
(1)	Total debt excludes the Blowfish Malibu mandatory purchase obligation, which was valued at $45.5 million, $18.4 million and $39.1 million as of May 1, 2021, May 2, 2020 and January 30, 2021, respectively.

Total debt obligations of $399.0 million at May 1, 2021 decreased $238.0 million, from $637.0 million at May 2, 2020, and decreased $49.9 million, from $448.9 million at January 30, 2021.  The decreases from both May 2, 2020 and January 30, 2021 reflect continued progress toward reducing the borrowings under our Credit Agreement.  We reduced the borrowings under our revolving credit facility by $50.0 million, ending the first quarter of 2021 with an outstanding balance of $200.0 million.  Net interest expense for the first quarter of 2021 increased $2.3 million to $11.8 million, compared to $9.5 million for the first quarter of 2020.  The increase is primarily attributable to the fair value adjustment for the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 5 and Note 14 to the condensed consolidated financial statements, partially offset by lower average borrowings under our revolving credit agreement.

Credit Agreement

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  On April 14, 2020, we entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million. Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 1.0% imposed by the Credit Agreement) or the prime rate, plus a spread.  The Credit Agreement increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.  At May 1, 2021, we had $200.0 million in borrowings and $12.5 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $211.3 million at May 1, 2021.  We were in compliance with all covenants and restrictions under the Credit Agreement as of May 1, 2021.

$200 Million Senior Notes

On July 27, 2015, we issued $200.0 million aggregate principal amount of Senior Notes due on August 15, 2023 (the "Senior Notes").  The Senior Notes bear interest at 6.25%, which is payable on February 15 and August 15 of each year.  We may redeem some or all of the Senior Notes at a redemption price (expressed as a percentage of principal amount) of 101.563% if redeemed prior to August 15, 2021 and 100.000% if redeemed after August 15, 2021, plus any accrued and unpaid interest and Additional Interest (as defined in the Senior Notes indenture).  The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of May 1, 2021, we were in compliance with all covenants and restrictions relating to the Senior Notes.

Supplemental Guarantor Financial Information

The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of its existing and future subsidiaries that are guarantors under the Company’s Credit Agreement.  The guarantors are 100% owned by Caleres, Inc. ("Parent").  On October 31, 2018, Vionic was joined to the Credit Agreement as a guarantor.  After giving effect to the joinder, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds and Vionic are each co-borrowers and guarantors under the Credit Agreement.  The following tables present summarized financial information for the Parent and guarantors on a combined basis after elimination of intercompany transactions between entities and amounts related to investments in any subsidiary that is a non-guarantor:

($ millions)	May 1, 2021	January 30, 2021
Current assets	$684.1	$686.3
Non-current assets	993.0	1,029.5
Current liabilities	795.6	818.4
Non-current liabilities	713.6	740.0

Thirteen Weeks
Ended
($ millions)	May 1, 2021
Net sales (1)	$584.8
Gross profit	254.7
Operating earnings	13.9
Net earnings	10.5
Net earnings attributable to Caleres, Inc.	10.5
(1)	Intercompany activity with the non-guarantor entities for the thirteen weeks ended May 1, 2021 was not material.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 1, 2021	May 2, 2020	Change
Net cash provided by operating activities	$70.3	$0.7	$69.6
Net cash used for investing activities	(3.9)	(4.5)	0.6
Net cash (used for) provided by financing activities	(56.6)	146.5	(203.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)	0.3
Increase in cash and cash equivalents	$9.9	$142.5	$(132.6)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $69.6 million higher in the three months ended May 1, 2021 as compared to the three months ended May 2, 2020, primarily reflecting the following factors:

●	An increase in net earnings, after consideration of non-cash items, in the three months ended May 1, 2021, compared to the comparable period in 2020; and
●	A decrease in prepaid expenses and other current and noncurrent assets in the three months ended May 1, 2021, compared to an increase in the three months ended May 2, 2020, due in part to a higher income tax receivable as of May 2, 2020; and
●	A larger decrease in inventory for the three months ended May 1, 2021, compared to the three months ended May 2, 2020 driven by higher sales, the liquidation of inventory from the Naturalizer retail store closings and supply chain disruptions; partially offset by
●	A decrease in accrued expenses and other liabilities for the three months ended May 1, 2021, compared to an increase in the three months ended May 2, 2020; and
●	A smaller increase in accounts payable in the three months ended May 1, 2021, compared to the three months ended May 2, 2020.

Supply chain financing:  Certain of our suppliers are given the opportunity to sell receivables from us related to products we’ve purchased to participating financial institutions at a rate that leverages our credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. We negotiate payment and other terms with our suppliers, regardless of whether the supplier participates in the program, and our responsibility is limited to making payment based on the terms originally negotiated with the supplier.  These liabilities continue to be presented as accounts payable in our condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of May 1, 2021, we had $55.0 million of accounts payable subject to supply chain financing arrangements.  There was an immaterial amount of accounts payable subject to supply chain financing arrangements at May 2, 2020.

Cash used for investing activities was $0.6 million lower in the three months ended May 1, 2021 as compared to the three months ended May 2, 2020, reflecting slightly lower capital expenditures in the three months ended May 1, 2021.  In 2021, we expect our purchases of property and equipment and capitalized software to between $20 million and $30 million, as compared to $22.1 million in 2020.

Cash used for financing activities was $203.1 million higher for the three months ended May 1, 2021 as compared to the three months ended May 2, 2020, primarily due to $50.0 million of net repayments under our revolving credit agreement in the three months ended May 1, 2021, compared to net borrowings of $163.5 million in the comparable period in 2020.  In addition, we did not repurchase any shares under our share repurchase programs during the three months ended May 1, 2021, compared to $12.9 million in the three months ended May 2, 2020.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 1, 2021	May 2, 2020	January 30, 2021
Operating working capital ($ millions) (1)	$126.3	$343.2	$191.8
Current ratio (2)	0.87:1	0.94:1	0.86:1
Debt-to-capital ratio (3)	65.9%	69.1%	68.8%
(1)	Operating working capital has been computed as total current assets, excluding cash, less total current liabilities, excluding borrowings under revolving credit agreement and lease obligations.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Operating working capital at May 1, 2021 was $126.3 million, which was $216.9 million lower than at May 2, 2020 and $65.5 million lower than at January 30, 2021.  Our current ratio was 0.87 to 1 as of May 1, 2021, compared to 0.94 to 1 at May 2, 2020 and 0.86:1 at January 30, 2021.  The decrease in both operating working capital and the current ratio from May 2, 2020 primarily reflects lower inventories driven by higher sales in the three months ended May 1, 2021 and ongoing logistics delays, as well as the reclassification of the mandatory purchase obligation to current liabilities, reflecting the anticipated settlement in the third quarter of 2021.  The decrease in operating working capital from January 30, 2021 primarily reflects lower inventories and a decrease in lease obligations, partially offset by higher trade accounts payable.  Our debt-to-capital ratio was 65.9% as of May 1, 2021, compared to 69.1% as of May 2, 2020 and 68.8% at January 30, 2021.  The decrease in our debt-to-capital ratio from May 2, 2020 and January 30, 2021 primarily reflects lower borrowings or our revolving credit facility at May 1, 2021.  We believe our cash flows from operations, as well as $211.3 million in borrowing availability under the Credit Agreement, provide ample liquidity to meet the Company’s working capital needs for the foreseeable future.

We declared and paid dividends of $0.07 per share in the first quarter of both 2021 and 2020.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

Except for these items and changes within the normal course of business (primarily changes in purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations, changes in borrowings under our revolving credit agreement, changes in the mandatory purchase obligation associated with the acquisition of Blowfish Malibu and changes in operating lease commitments as a result of new stores, store closures and lease renewals), there have been no other significant changes to the contractual obligations identified in our Annual Report on Form 10-K for the year ended January 30, 2021.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year.  For further information on the Company’s critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 30, 2021.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) the coronavirus pandemic and its adverse impact on our business operations, store traffic and financial condition (ii) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions and other factors; (iii) rapidly changing consumer preferences and purchasing patterns and fashion trends; (iv) intense competition within the footwear industry; (v) customer concentration and increased consolidation in the retail industry; (vi) foreign currency fluctuations; (vii) impairment charges resulting from a long-term decline in our stock price; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) cybersecurity threats or other major disruption to the company’s information technology systems; (x) the ability to accurately forecast sales and manage inventory levels; (xi) a disruption in the company’s distribution centers; (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to maintain relationships with current suppliers; (xiv) the ability to secure/exit leases on favorable terms; (xv) transitional challenges with acquisitions and divestitures;  (xvi) changes to tax laws, policies and treaties; (xvii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; and (xviii) the ability to attract, retain, and maintain good relationships with licensors and protect our intellectual property rights.  The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 30, 2021, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year. For further information, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 1, 2021, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A  RISK FACTORS

There have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 30, 2021.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2021:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
January 31, 2021 - February 27, 2021	—	$—	—	2,651,489

February 28, 2021 - April 3, 2021	188,738	18.54	—	2,651,489

April 4, 2021 - May 1, 2021	—	—	—	2,651,489

Total	188,738	$18.54	—	2,651,489
(1)	Includes shares purchased as part of our publicly announced stock repurchase programs and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.
(2)	On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the repurchase of 2,500,000 shares of our outstanding common stock. In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of an additional 5,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have an expiration date. The Company did not repurchase any shares under these plans during the thirteen weeks ended May 1, 2021. During the thirteen weeks ended May 2, 2020, the Company repurchased 1,510,888 shares. As of May 1, 2021, there were 2,651,489 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements.

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

CALERES, INC.

Date: June 9, 2021	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer