Form 10-Q
period 2021-07-31
CALERES INC
filed 2021-09-07
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 31, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of August 27, 2021, 38,268,064 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	July 31, 2021	August 1, 2020	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$54,684	$148,544	$88,295
Receivables, net	110,522	110,249	126,994
Inventories, net	565,512	574,830	487,955
Income taxes	35,026	52,658	33,925
Prepaid expenses and other current assets	41,619	43,768	45,387
Total current assets	807,363	930,049	782,556

Prepaid pension costs	94,083	55,431	88,833
Lease right-of-use assets	508,597	624,881	554,303
Property and equipment, net	161,066	193,593	172,437
Deferred income taxes	—	9,456	—
Goodwill and intangible assets, net	233,777	270,361	240,071
Other assets	28,012	28,623	28,850
Total assets	$1,832,898	$2,112,394	$1,867,050

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$100,000	$350,000	$250,000
Current portion of long-term debt	99,540	—	—
Mandatory purchase obligation - Blowfish Malibu	52,639	—	39,134
Trade accounts payable	348,795	280,319	280,501
Income taxes	17,311	8,310	5,069
Lease obligations	126,820	171,247	153,060
Other accrued expenses	233,564	208,024	177,745
Total current liabilities	978,669	1,017,900	905,509

Other liabilities:
Noncurrent lease obligations	463,746	579,399	518,942
Long-term debt	99,540	198,621	198,851
Income taxes	2,464	7,786	5,038
Deferred income taxes	13,574	13,051	8,244
Other liabilities	29,614	50,503	26,612
Total other liabilities	608,938	849,360	757,687

Equity:
Common stock	383	379	380
Additional paid-in capital	162,122	156,913	160,446
Accumulated other comprehensive loss	(8,572)	(31,437)	(9,136)
Retained earnings	86,764	116,385	48,557
Total Caleres, Inc. shareholders’ equity	240,697	242,240	200,247
Noncontrolling interests	4,594	2,894	3,607
Total equity	245,291	245,134	203,854
Total liabilities and equity	$1,832,898	$2,112,394	$1,867,050

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	July 31,2021	August 1,2020	July 31, 2021	August 1, 2020
Net sales	$675,531	$501,448	$1,314,167	$898,632
Cost of goods sold	353,238	318,828	716,987	594,114
Gross profit	322,293	182,620	597,180	304,518
Selling and administrative expenses	259,501	201,331	503,036	426,524
Impairment of goodwill and intangible assets	—	—	—	262,719
Restructuring and other special charges, net	—	5,429	13,482	65,625
Operating earnings (loss)	62,792	(24,140)	80,662	(450,350)
Interest expense, net	(11,941)	(13,387)	(23,734)	(22,866)
Other income, net	3,860	3,672	7,688	7,257
Earnings (loss) before income taxes	54,711	(33,855)	64,616	(465,959)
Income tax (provision) benefit	(16,559)	3,186	(20,080)	89,118
Net earnings (loss)	38,152	(30,669)	44,536	(376,841)
Net earnings (loss) attributable to noncontrolling interests	756	48	993	(286)
Net earnings (loss) attributable to Caleres, Inc.	$37,396	$(30,717)	$43,543	$(376,555)

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.98	$(0.83)	$1.14	$(9.94)

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.97	$(0.83)	$1.13	$(9.94)

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net earnings (loss)	$38,152	$(30,669)	$44,536	$(376,841)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	68	740	(155)	(810)
Pension and other postretirement benefits adjustments	347	1,058	713	1,124
Derivative financial instruments	—	—	—	92
Other comprehensive income, net of tax	415	1,798	558	406
Comprehensive income (loss)	38,567	(28,871)	45,094	(376,435)
Comprehensive income (loss) attributable to noncontrolling interests	807	67	987	(286)
Comprehensive income (loss) attributable to Caleres, Inc.	$37,760	$(28,938)	$44,107	$(376,149)

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twenty-Six Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020
Operating Activities
Net earnings (loss)	$44,536	$(376,841)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	17,341	21,875
Amortization of capitalized software	2,984	2,939
Amortization of intangible assets	6,294	6,499
Amortization of debt issuance costs and debt discount	682	673
Fair value adjustments to Blowfish mandatory purchase obligation	13,505	9,822
Share-based compensation expense	5,431	4,401
Loss on disposal of property and equipment	551	684
Impairment charges for property, equipment, and lease right-of-use assets	2,288	35,222
Impairment of goodwill and intangible assets	—	262,719
Provision/adjustment for expected credit losses	(2,543)	8,525
Deferred income taxes	5,330	(41,683)
Changes in operating assets and liabilities:
Receivables	19,014	41,275
Inventories	(77,278)	43,372
Prepaid expenses and other current and noncurrent assets	(1,045)	(7,640)
Trade accounts payable	68,197	13,399
Accrued expenses and other liabilities	22,121	88,218
Income taxes, net	8,567	(45,347)
Other, net	(428)	(592)
Net cash provided by operating activities	135,547	67,520

Investing Activities
Purchases of property and equipment	(6,816)	(6,394)
Capitalized software	(2,581)	(2,220)
Net cash used for investing activities	(9,397)	(8,614)

Financing Activities
Borrowings under revolving credit agreement	164,500	250,500
Repayments under revolving credit agreement	(314,500)	(175,500)
Dividends paid	(5,336)	(5,495)
Acquisition of treasury stock	—	(23,348)
Issuance of common stock under share-based plans, net	(3,752)	(973)
Other	(677)	(649)
Net cash (used for) provided by financing activities	(159,765)	44,535
Effect of exchange rate changes on cash and cash equivalents	4	(115)
(Decrease) increase in cash and cash equivalents	(33,611)	103,326
Cash and cash equivalents at beginning of period	88,295	45,218
Cash and cash equivalents at end of period	$54,684	$148,544

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE MAY 1, 2021	38,293,472	$383	$159,381	$(8,936)	$52,041	$202,869	$3,787	$206,656
Net earnings					37,396	37,396	756	38,152
Foreign currency translation adjustment				17		17	51	68
Pension and other postretirement benefits adjustments, net of tax of $85				347		347		347
Comprehensive income				364	37,396	37,760	807	38,567
Dividends ($0.07 per share)					(2,673)	(2,673)		(2,673)
Issuance of common stock under share-based plans, net	(25,408)	(0)	(251)			(251)		(251)
Share-based compensation expense			2,992			2,992		2,992
BALANCE JULY 31, 2021	38,268,064	$383	$162,122	$(8,572)	$86,764	$240,697	$4,594	$245,291

BALANCE MAY 2, 2020	39,299,990	$393	$154,930	$(33,216)	$160,189	$282,296	$2,827	$285,123
Net (loss) earnings					(30,717)	(30,717)	48	(30,669)
Foreign currency translation adjustment				721		721	19	740
Pension and other postretirement benefits adjustments, net of tax of $248				1,058		1,058		1,058
Comprehensive income (loss)				1,779	(30,717)	(28,938)	67	(28,871)
Dividends ($0.07 per share)					(2,685)	(2,685)		(2,685)
Acquisition of treasury stock	(1,391,234)	(14)			(10,402)	(10,416)		(10,416)
Issuance of common stock under share-based plans, net	3,400	0	(67)			(67)		(67)
Share-based compensation expense			2,050			2,050		2,050
BALANCE AUGUST 1, 2020	37,912,156	$379	$156,913	$(31,437)	$116,385	$242,240	$2,894	$245,134

				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE AS OF JANUARY 31, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854
Net earnings					43,543	43,543	993	44,536
Foreign currency translation adjustment				(149)		(149)	(6)	(155)
Pension and other postretirement benefits adjustments, net of tax of $182				713		713		713
Comprehensive income				564	43,543	44,107	987	45,094
Dividends ($0.14 per share)					(5,336)	(5,336)		(5,336)
Issuance of common stock under share-based plans, net	301,860	3	(3,755)			(3,752)		(3,752)
Share-based compensation expense			5,431			5,431		5,431
BALANCE JULY 31, 2021	38,268,064	$383	$162,122	$(8,572)	$86,764	$240,697	$4,594	$245,291

BALANCE FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130
Net loss					(376,555)	(376,555)	(286)	(376,841)
Foreign currency translation adjustment				(810)		(810)	—	(810)
Unrealized loss on derivative financial instruments, net of tax of $31				92		92		92
Pension and other postretirement benefits adjustments, net of tax of $380				1,124		1,124		1,124
Comprehensive income (loss)				406	(376,555)	(376,149)	(286)	(376,435)
Dividends ($0.14 per share)					(5,495)	(5,495)		(5,495)
Acquisition of treasury stock	(2,902,122)	(29)			(23,319)	(23,348)		(23,348)
Issuance of common stock under share-based plans, net	417,521	4	(977)			(973)		(973)
Cumulative-effect adjustment from adoption of ASC 326					(2,146)	(2,146)		(2,146)
Share-based compensation expense			4,401			4,401		4,401
BALANCE AUGUST 1, 2020	37,912,156	$379	$156,913	$(31,437)	$116,385	$242,240	$2,894	$245,134

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

Certain prior period amounts in the condensed consolidated financial statements and footnotes have been reclassified to conform to the current period presentation. These reclassifications did not affect net earnings (loss) attributable to Caleres, Inc.

The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2021.

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  Net sales and operating earnings were not significant during the thirteen or twenty-six weeks ended July 31, 2021 and August 1, 2020.

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

Derivative Financial Instruments

The Company’s hedging policy permits the use of forward contracts as cash flow hedging instruments to manage its currency exposures in foreign currency-denominated assets, liabilities and cash flows.  These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes.  The Company recognizes all derivative financial instruments as either assets or liabilities in the condensed consolidated balance sheets and measures those instruments at fair value.

COVID-19 Pandemic

The United States economy and the retail industry have begun to recover from the adverse impact of the coronavirus (“COVID-19”) pandemic. The Company’s financial results were negatively impacted during the first half of 2020 as a result of the temporary closure of all retail stores beginning in mid-March.  The Company experienced sequential improvement in sales in the second half of 2020, driven by the reopening of the retail stores, and continued solid growth of the e-commerce business.  During the first half of 2021, as the vaccines became widely distributed and governments continued to ease restrictions, consumer sentiment and spending began to improve.  In addition, the additional stimulus measures approved by the federal government provided a boost in consumer spending.  These factors strengthened demand for our products in the first half of 2021, which contributed to higher store traffic and strong growth in the Company’s net sales and operating earnings.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted. The CARES Act includes a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  During 2020, the Company deferred approximately $9.4 million of employer social security payroll taxes.  As of July 31, 2021, approximately $4.7 million is recorded in other accrued expenses and $4.7 million is recorded in other liabilities on the condensed consolidated balance sheets.

Corporate Headquarters Campus

In April 2021, the Company announced that it would begin marketing for sale its nine-acre corporate headquarters campus (“campus”) located in Clayton, Missouri.  The Company is in the process of evaluating offers as well as exploring relocation options.  The Company does not anticipate the campus to qualify as a completed sale within the next twelve months.  Accordingly, as of July 31, 2021, the campus is considered held and used and classified within property and equipment, net on the condensed consolidated balance sheets.  In addition, the Company evaluated the campus asset group for impairment indicators and determined that no indicators were present.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions in Accounting Standards Codification (“ASC”) 740 related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of franchise taxes.  The Company adopted ASU 2019-12 during the first quarter of 2021, which did not have a material impact on the Company’s condensed consolidated financial statements.

Impact of Prospective Accounting Pronouncements

The Company has evaluated all recently issued accounting pronouncements.  There are no prospective accounting pronouncements that are expected to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended July 31,2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$402,178	$12,003	$—	$414,181
Landed wholesale - e-commerce - drop ship (1)	—	19,661	(439)	19,222
E-commerce - Company websites (1)	51,281	49,619	—	100,900
Total direct-to-consumer sales	453,459	81,283	(439)	534,303
First-cost wholesale - e-commerce (1)	—	869	—	869
Landed wholesale - e-commerce (1)	—	31,190	—	31,190
Landed wholesale - other	—	99,437	(16,692)	82,745
First-cost wholesale	—	23,618	—	23,618
Licensing and royalty	—	2,602	—	2,602
Other (2)	190	14	—	204
Net sales	$453,649	$239,013	$(17,131)	$675,531

	Thirteen Weeks Ended August 1, 2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$250,143	$7,060	$—	$257,203
Landed wholesale - e-commerce - drop ship (1)	—	20,748	—	20,748
E-commerce - Company websites (1)	83,652	40,836	—	124,488
Total direct-to-consumer sales	333,795	68,644	—	402,439
First-cost wholesale - e-commerce (1)	—	256	—	256
Landed wholesale - e-commerce (1)	—	23,234	—	23,234
Landed wholesale - other	—	78,127	(16,109)	62,018
First-cost wholesale	—	11,850	—	11,850
Licensing and royalty	—	1,469	—	1,469
Other (2)	140	42	—	182
Net sales	$333,935	$183,622	$(16,109)	$501,448

	Twenty-Six Weeks Ended July 31, 2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$736,923	$27,011	$—	$763,934
Landed wholesale - e-commerce - drop ship (1)	—	40,475	(833)	39,642
E-commerce - Company websites (1)	114,403	92,357	—	206,760
Total direct-to-consumer sales	$851,326	$159,843	$(833)	$1,010,336
First-cost wholesale - e-commerce (1)	—	1,773	—	1,773
Landed wholesale - e-commerce (1)	—	67,766	—	67,766
Landed wholesale - other	—	214,784	(26,072)	188,712
First-cost wholesale	—	40,336	—	40,336
Licensing and royalty	—	4,766	—	4,766
Other (2)	428	50	—	478
Total net sales	$851,754	$489,318	$(26,905)	$1,314,167

	Twenty-Six Weeks Ended August 1, 2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$387,260	$18,881	$—	$406,141
Landed wholesale - e-commerce - drop ship (1)	—	39,979	—	39,979
E-commerce - Company websites (1)	137,830	73,826	—	211,656
Total direct-to-consumer sales	$525,090	$132,686	$—	$657,776
First-cost wholesale - e-commerce (1)	—	502	—	502
Landed wholesale - e-commerce (1)	—	49,476	—	49,476
Landed wholesale - other	—	190,695	(27,415)	163,280
First-cost wholesale	—	23,771	—	23,771
Licensing and royalty	—	3,655	—	3,655
Other (2)	97	75	—	172
Net sales	$525,187	$400,860	$(27,415)	$898,632
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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	July 31, 2021	August 1, 2020	January 30, 2021
Customer allowances and discounts	$15,867	$18,464	$17,043
Loyalty programs liability	17,782	16,450	13,986
Returns reserve	11,858	14,453	11,040
Gift card liability	5,372	5,332	6,091

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented. In addition, during the twenty-six weeks ended July 31, 2021, the loyalty programs liability increased $17.1 million due to points and material rights earned on purchases and decreased $13.3 million due to expirations and redemptions. During the twenty-six weeks ended August 1, 2020, the loyalty programs liability increased $14.1 million due to points and material rights earned on purchases and decreased $14.0 million due to expirations and redemptions.

The following table summarizes the activity in the Company’s allowance for expected credit losses during the twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Twenty-Six Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020
Balance, beginning of period	$14,928	$1,813
Adjustment upon adoption of ASU 2016-13	—	2,521
Provision/adjustment for expected credit losses (1)	(2,543)	8,525
Uncollectible accounts written off, net of recoveries	(2,500)	215
Balance, end of period	$9,885	$13,074
(1)	The Company’s provision/adjustment for expected credit losses for the twenty-six weeks ended August 1, 2020 was higher than the comparable period in 2021 as a result of the COVID-19 pandemic and its impact on the financial condition of several of the Company’s wholesale customers.

Note 4    Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders. In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders for the periods ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

NUMERATOR
Net earnings (loss)	$38,152	$(30,669)	$44,536	$(376,841)
Net (earnings) loss attributable to noncontrolling interests	(756)	(48)	(993)	286
Net earnings (loss) attributable to Caleres, Inc.	$37,396	$(30,717)	$43,543	$(376,555)
Net earnings allocated to participating securities	(1,360)	—	(1,575)	—
Net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities	$36,036	$(30,717)	$41,968	$(376,555)

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	36,880	37,113	36,794	37,881
Dilutive effect of share-based awards	267	—	212	—
Denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	37,147	37,113	37,006	37,881

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.98	$(0.83)	$1.14	$(9.94)

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$0.97	$(0.83)	$1.13	$(9.94)

Options to purchase 16,667 shares of common stock for both the thirteen and twenty-six weeks ended July 31, 2021 were not included in the denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.  Options to purchase 24,667 shares of common stock were excluded from the denominator for both the thirteen and twenty-six weeks ended August 1, 2020.

During the thirteen and twenty-six weeks ended August 1, 2020, the Company repurchased 1,391,234 and 2,902,122 shares, respectively, under the 2018 and 2019 publicly announced share repurchase programs, which permits repurchases of up to 2.5 million and 5.0 million shares, respectively.  The Company did not repurchase any shares under the share repurchase programs during the twenty-six weeks ended July 31, 2021.  Refer to further discussion in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Note 5    Restructuring and Other Special Charges

Blowfish Mandatory Purchase Obligation

In 2018, the Company acquired a controlling interest in Blowfish Malibu.  The noncontrolling interest is subject to a mandatory purchase obligation after a three-year period, which ended on July 31, 2021, based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation and remeasurement adjustments are recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $7.1 million ($5.3 million on an after-tax basis, or $0.14 per diluted share) and $13.5 million ($10.0 million on an after-tax basis, or $0.26 per diluted share) for the thirteen and twenty-six weeks ended July 31, 2021, respectively.  The fair value adjustments totaled $6.6 million ($4.9 million on an after-tax basis, or $0.13 per diluted share) and $9.8 million ($7.3 million on an after-tax basis, or $0.19 per diluted share) for the thirteen and twenty-six weeks ended and August 1, 2020, respectively.  As of July 31, 2021, the mandatory purchase obligation was valued at $52.6 million.  The mandatory purchase obligation is expected to be settled during the third quarter of 2021.  Refer to further discussion regarding the mandatory purchase obligation in Note 14 to the condensed consolidated financial statements.

Brand Exits

During the twenty-six weeks ended July 31, 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2021.  These charges are presented in restructuring and special charges on the condensed consolidated statements of earnings (loss) within the Brand Portfolio segment for the twenty-six weeks ended July 31, 2021.  As of July 31, 2021, reserves of $3.3 million were included on the condensed consolidated balance sheets.

During the twenty-six weeks ended August 1, 2020, the Company incurred costs of $1.6 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) related to the decision to exit the Fergie brand.  These charges, which represented inventory markdowns required to reduce the value of inventory to net realizable value, are presented in cost of goods sold on the condensed consolidated statements of earnings (loss) within the Brand Portfolio segment for the twenty-six weeks ended August 1, 2020.

COVID-19-Related Expenses

During the thirteen weeks ended August 1, 2020, the Company incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business, totaling $5.4 million ($4.7 million on an after-tax basis, or $0.13 per diluted share).  These costs were primarily for employee severance and related costs, as well as the cost of supplies and deep cleaning of the Company’s facilities.  Of the $5.4 million reflected as restructuring and other special charges, $4.5 million is reflected in the Brand Portfolio segment, $0.6 million is reflected in the Famous Footwear segment and $0.3 million is reflected within the Eliminations and Other category.

During the twenty-six weeks ended August 1, 2020, the Company incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business totaling $99.0 million ($78.0 million on an after-tax basis, or $2.17 per diluted share).  These costs included non-cash impairment of property and equipment and lease right-of-use assets, incremental inventory markdowns, employee severance and other direct expenses specific to the impact of COVID-19 on the Company’s operations.  Of the $99.0 million in charges, $65.6 million is presented as restructuring and other special charges, net and $33.4 million is reflected as cost of goods sold in the condensed consolidated statements of earnings (loss).   Of the $65.6 million reflected as restructuring and other special charges, $48.4 million is reflected in the Brand Portfolio segment, $16.6 million is reflected in the Famous Footwear segment and $0.6 million is reflected within the Eliminations and Other category.  The $33.4 million reflected as cost of goods sold represents incremental inventory markdowns, of which $27.4 million is reflected in the Brand Portfolio segment and $6.0 million is reflected in the Famous Footwear segment.  There were no corresponding special charges for the twenty-six weeks ended July 31, 2021.  Refer to Note 9 to the condensed consolidated financial statements for additional information regarding the impact of COVID-19 on the Company’s leases.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended July 31, 2021 and August 1, 2020:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended July 31, 2021
Net sales	$453,649	$239,013	$(17,131)	$675,531
Intersegment sales (1)	—	17,131	—	17,131
Operating earnings	85,498	16,554	(39,260)	62,792
Segment assets	799,324	838,236	195,338	1,832,898

Thirteen Weeks Ended August 1, 2020
Net sales	$333,935	$183,622	$(16,109)	$501,448
Intersegment sales (1)	—	16,109	—	16,109
Operating earnings (loss)	1,045	(14,111)	(11,074)	(24,140)
Segment assets	885,168	952,028	275,198	2,112,394

Twenty-Six Weeks Ended July 31, 2021
Net sales	$851,754	$489,318	$(26,905)	$1,314,167
Intersegment sales (1)	—	26,905	—	26,905
Operating earnings	133,371	13,733	(66,442)	80,662

Twenty-Six Weeks Ended August 1, 2020
Net sales	$525,187	$400,860	$(27,415)	$898,632
Intersegment sales (1)	—	27,415	—	27,415
Operating loss	(66,495)	(359,860)	(23,995)	(450,350)
(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings (loss) to earnings (loss) before income taxes:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating earnings (loss)	$62,792	$(24,140)	$80,662	$(450,350)
Interest expense, net	(11,941)	(13,387)	(23,734)	(22,866)
Other income, net	3,860	3,672	7,688	7,257
Earnings (loss) before income taxes	$54,711	$(33,855)	$64,616	$(465,959)

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	July 31, 2021	August 1, 2020	January 30, 2021
Raw materials	$14,886	$16,494	$14,592
Work-in-process	394	158	349
Finished goods	550,232	558,178	473,014
Inventories, net	$565,512	$574,830	$487,955

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	July 31, 2021	August 1, 2020	January 30, 2021
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	342,083	365,888	342,083
Total intangible assets	344,883	368,688	344,883
Accumulated amortization	(116,062)	(103,283)	(109,768)
Total intangible assets, net	228,821	265,405	235,115
Goodwill
Brand Portfolio (1)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$233,777	$270,361	$240,071
(1)	The carrying amount of goodwill as of July 31, 2021, August 1, 2020 and January 30, 2021 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of July 31, 2021, August 1, 2020 and January 30, 2021 were as follows:

($ thousands)	July 31, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis (2)	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$107,000	$10,200	$182,288
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	9,062	4,005	31,133
		$451,088	$116,062	$106,205	$228,821

	August 1, 2020
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis (2)	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$96,835	$10,200	$192,453
Trade names	Indefinite	107,400	—	72,200	35,200
Customer relationships	15 - 16	44,200	6,448	—	37,752
		$451,088	$103,283	$82,400	$265,405

	January 30, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis (2)	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$101,919	$10,200	$187,369
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	7,849	4,005	32,346
		$451,088	$109,768	$106,205	$235,115
(2)	The Via Spiga trade name was reclassified from indefinite-lived trade names to definite-lived trade names. The remaining carrying value of $0.1 million as of July 31, 2021 will be fully amortized by the end of fiscal 2021.

Amortization expense related to intangible assets was $3.1 million and $3.3 million for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively, and $6.3 and $6.5 million for the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $12.6 million in 2021, $12.1 million in 2022, $11.9 million in 2023, and $11.0 million in 2024 and 2025.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization and the impact of COVID-19 on the Company’s business operations, the Company determined that an interim assessment of goodwill was required.  A quantitative assessment was performed for all reporting units as of May 2, 2020.  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million.  The Company recorded no goodwill impairment charges during the twenty-six weeks ended July 31, 2021 or the thirteen weeks ended August 1, 2020.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  As a result of the triggering event from the economic impacts of COVID-19, an interim assessment was performed as of May 2, 2020.  The indefinite-lived intangible asset impairment review resulted in total impairment charges of $22.4 million during the first quarter of 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trade name and $10.2 million of impairment associated with the indefinite-lived Via Spiga trade name.  The carrying value of the Via Spiga trade name of $0.5 million is being amortized over approximately two years.  In addition to the interim assessment, the Company tested the indefinite-lived intangible assets as of the first day of the fourth fiscal quarter.  As a result of the impairment indicator for Allen Edmonds, the Company also tested the definite-lived Allen Edmonds customer relationships intangible asset.  Those assessments resulted in additional impairment totaling $23.8 million, consisting of $19.8 million associated with the Allen Edmonds trade name and $4.0 million associated with the Allen Edmonds customer relationships intangible asset.  The Company recorded no impairment charges during the twenty-six weeks ended July 31, 2021 or the thirteen weeks ended August 1, 2020.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The Company recorded asset impairment charges of $0.4 million during the thirteen weeks ended July 31, 2021.  The Company did not record any impairment charges during the thirteen weeks ended August 1, 2020.  The Company recorded asset impairment charges of $2.3 million and $35.2 million during the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.  The impairment charges recorded in the thirteen and twenty-six weeks ended July 31, 2021 are related to underperforming retail stores.  The impairment charges recorded in the twenty-six weeks ended August 1, 2020, including $20.4 million associated with operating lease right-of-use assets and $14.8 million associated with property and equipment, reflect the impact of the COVID-19 pandemic on the Company’s retail operations and estimates of remaining cash flows for each store.  Refer to Note 5 and Note 14 to the condensed consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures during the first half of 2020 associated with the COVID-19 pandemic, certain leases were amended to provide rent abatements and/or deferral of lease payments.  Deferred payments continue to be reflected in lease obligations on the condensed consolidated balance sheets.  Under relief provided by the FASB, entities could make a policy election to account for COVID-19 related lease concessions as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company made a policy election to account for rent abatements as variable rent.  Accordingly, during the thirteen and twenty-six weeks ended July 31, 2021, the Company recorded $0.3 million and $1.6 million, respectively, in lease concessions as a reduction of rent expense within selling and administrative expenses in the condensed consolidated statements of earnings (loss).  The Company recorded $2.0 million in lease concessions during the thirteen and twenty-six weeks ended August 1, 2020.  Rent concessions for leases that were extended were recognized as a lease modification.

During the twenty-six weeks ended July 31, 2021, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $45.5 million on the condensed consolidated balance sheets.  As of July 31, 2021, the Company has entered into lease commitments for two retail locations for which the leases have not yet commenced.  The Company anticipates that both leases will begin in the next fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $1.3 million will be recorded in the next fiscal year on the condensed consolidated balance sheets.

The components of lease expense for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020 were as follows:

	Thirteen Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020
Operating lease expense	$37,121	$41,088
Variable lease expense	8,513	12,007
Short-term lease expense	708	1,385
Sublease income	(29)	(28)
Total lease expense	$46,313	$54,452

	Twenty-Six Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020
Operating lease expense	$77,698	$86,338
Variable lease expense	20,003	23,331
Short-term lease expense	1,273	2,097
Sublease income	(58)	(47)
Total lease expense	$98,916	$111,719

Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020
Cash paid for lease liabilities (1)	$104,384	$43,150
Cash received from sublease income	58	47

(1)	Cash paid for lease liabilities for the twenty-six weeks ended July 31, 2021 includes payment of certain lease payments deferred in 2020, as described above, as well as lease termination costs associated with the Naturalizer retail store closings, as further discussed in Note 5 to the condensed consolidated financial statements. In addition, cash paid for lease liabilities during the twenty-six weeks ended August 1, 2020 was significantly lower than comparable periods, reflecting the deferral of lease payments during the onset of the pandemic.

Note 10  Long-term and Short-term Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds, LLC, Vionic Group, LLC and Vionic International, LLC are each co-borrowers and guarantors.  On April 14, 2020, the Company entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million.  The Credit Agreement increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of July 31, 2021.

At July 31, 2021, the Company had $100.0 million of borrowings outstanding and $12.5 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $364.5 million at July 31, 2021.

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

The Company may redeem some or all of the Senior Notes at a redemption price (expressed as a percentage of principal amount) of 101.563% if redeemed prior to August 15, 2021 and 100.000% if redeemed after August 15, 2021, plus accrued and unpaid interest and Additional Interest (as defined in the Senior Notes indenture).  During the thirteen weeks ended July 31, 2021, the Company determined that it would redeem a portion of its Senior Notes on August 16, 2021.  Accordingly, the Company classified $100.0 million aggregate principal amount of its Senior Notes as a current liability.  On August 16, 2021, the Company redeemed $100.0 million of Senior Notes at 100.000% using borrowings under the revolving credit agreement.

If the Company experiences specific kinds of changes of control, it would be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and Additional Interest, if any, to, but not including, the date of repurchase.  The Senior Notes also contain certain other covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of July 31, 2021, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended July 31, 2021 and August 1, 2020:

		Pension and	Derivative
		Other	Financial	Accumulated
	Foreign	Postretirement	Instrument	Other
	Currency	Transactions	Transactions	Comprehensive
($ thousands)	Translation	(1)	(2)	(Loss) Income
Balance at May 1, 2021	$(277)	$(8,659)	$—	$(8,936)
Other comprehensive income before reclassifications	17	—	—	17
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	432	—	432
Tax benefit	—	(85)	—	(85)
Net reclassifications	—	347	—	347
Other comprehensive income	17	347	—	364
Balance at July 31, 2021	$(260)	$(8,312)	$—	$(8,572)

Balance at May 2, 2020	$(2,111)	$(31,105)	$—	$(33,216)
Other comprehensive income before reclassifications	721	—	—	721
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	810	—	810
Tax provision (3)	—	248	—	248
Net reclassifications	—	1,058	—	1,058
Other comprehensive income	721	1,058	—	1,779
Balance at August 1, 2020	$(1,390)	$(30,047)	$—	$(31,437)

Balance at January 30, 2021	$(111)	$(9,025)	$—	$(9,136)
Other comprehensive loss before reclassifications	(149)	—	—	(149)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	895	—	895
Tax benefit	—	(182)	—	(182)
Net reclassifications	—	713	—	713
Other comprehensive (loss) income	(149)	713	—	564
Balance at July 31, 2021	$(260)	$(8,312)	$—	$(8,572)

Balance at February 1, 2020	$(580)	$(31,171)	$(92)	$(31,843)
Other comprehensive (loss) income before reclassifications	(810)	—	87	(723)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,504	6	1,510
Tax benefit (3)	—	(380)	(1)	(381)
Net reclassifications	—	1,124	5	1,129
Other comprehensive (loss) income	(810)	1,124	92	406
Balance at August 1, 2020	$(1,390)	$(30,047)	$—	$(31,437)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.
(2)	Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses. Refer to Note 1 to the condensed consolidated financial statements for additional information related to derivative financial instruments.
(3)	Includes approximately $0.5 million of expense related to a valuation allowance on net deferred taxes, including those related to other comprehensive income, for the Company’s Canadian subsidiary.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $3.0 and $2.1 million during the thirteen weeks and $5.4 million and $4.4 million during the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively.

The Company had net (repurchases) issuances of (25,408) and 3,400 shares of common stock during the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company had net issuances of 301,860 and 417,521 shares of common stock, respectively, related to the share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 31, 2021			August 1, 2020
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
May 1, 2021	1,428,844	$14.04	May 2, 2020	1,421,743	$18.20
Granted	6,410	27.50	Granted	12,748	10.59
Forfeited	(22,375)	13.51	Forfeited	(35,225)	20.73
Vested	(32,633)	15.95	Vested	(38,664)	27.37
July 31, 2021	1,380,246	$14.05	August 1, 2020	1,360,602	$17.81

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 31, 2021			August 1, 2020
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
January 30, 2021	1,397,227	$16.74	February 1, 2020	1,271,795	$26.77
Granted	568,916	18.73	Granted	563,431	5.92
Forfeited	(68,875)	15.45	Forfeited	(67,912)	23.21
Vested	(517,022)	26.26	Vested	(406,712)	28.28
July 31, 2021	1,380,246	$14.05	August 1, 2020	1,360,602	$17.81

Of the 6,410 restricted shares granted during the thirteen weeks ended July 31, 2021, 4,910 shares have a cliff-vesting term of one year and 1,500 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 568,916 restricted shares granted during the twenty-six weeks ended July 31, 2021, 4,910 shares have a cliff-vesting term of one year, 20,000 shares have a cliff-vesting term of two years and 544,006 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  All of the restricted shares granted during the thirteen weeks ended August 1, 2020 have a cliff-vesting term of one year.  Of the 563,431 restricted shares granted during the twenty-six weeks ended August 1, 2020, 12,748 shares have a cliff-vesting term of one year and 550,683 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Share-based compensation expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards

During the twenty-six weeks ended July 31, 2021, the Company granted performance share awards for a targeted 175,500 shares, with a weighted-average grant date fair value of $18.63 in connection with the 2020 performance award.  There were no performance-based share awards granted by the Company during the thirteen weeks ended July 31, 2021 or for the twenty-six weeks ended August 1, 2020.  Vesting of performance-based awards is generally dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.

Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

During the twenty-six weeks ended July 31, 2021, the Company granted long-term incentive awards payable in cash for the 2021-2023 performance period, with a target value of $6.5 million and a maximum value of $13.0 million.  These awards, which vest after a three-year period, are dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award. The estimated value of the award, which is reflected within other liabilities on the condensed consolidated balance sheets, is being accrued over the three-year performance period.  There were no long-term incentive awards granted by the Company during the thirteen weeks ended July 31, 2021 or during the twenty-six weeks ended August 1, 2020.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  The Company granted 40,729 and 106,222 RSUs to non-employee directors, including 1,449 and 4,238 for dividend equivalents, during the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively, with weighted-average grant date fair values of $27.48 and $10.50, respectively.  The Company granted 42,441 and 114,531 RSUs to non-employee directors, including 3,161 and 12,548 for dividend equivalents, during the twenty-six weeks ended July 31, 2021 and August 1, 2020, respectively, with weighted-average grant date fair values of $27.21 and $10.02, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Service cost	$1,801	$2,247	$—	$—
Interest cost	2,806	3,128	10	11
Expected return on assets	(7,108)	(7,432)	—	—
Amortization of:
Actuarial loss (gain)	592	1,183	(28)	(16)
Prior service income	(132)	(357)	—	—
Settlement cost	—	222	—	—
Curtailment gain	—	(189)	—	—
Total net periodic benefit income	$(2,041)	$(1,198)	$(18)	$(5)

	Pension Benefits		Other Postretirement Benefits
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Service cost	$3,743	$4,407	$—	$—
Interest cost	5,619	6,282	20	30
Expected return on assets	(14,222)	(14,875)	—	—
Amortization of:
Actuarial loss (gain)	1,207	2,266	(55)	(54)
Prior service income	(257)	(707)	—	—
Settlement cost	—	222	—	—
Curtailment gain	—	(189)	—	—
Total net periodic benefit income	$(3,910)	$(2,594)	$(35)	$(24)

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July of 2018.  The fair value of the mandatory purchase obligation is based on the earnings formula specified in the purchase agreement (Level 3).  Fair value adjustments on the mandatory purchase obligation are recorded as interest expense.  During the thirteen weeks ended July 31, 2021 and August 1, 2020, the Company recorded fair value adjustments of $7.1 million and $6.6 million, respectively.  During the twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company recorded fair value adjustments of $13.5 million and $9.8 million, respectively.  Refer to further discussion of the mandatory purchase obligation in Note 5 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 31, 2021, August 1, 2020 and January 30, 2021.  During the twenty-six weeks ended July 31, 2021 and August 1, 2020, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
July 31, 2021:
Cash equivalents – money market funds	$4,000	$4,000	$—	$—
Non-qualified deferred compensation plan assets	8,361	8,361	—	—
Non-qualified deferred compensation plan liabilities	(8,361)	(8,361)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,991)	(1,991)	—	—
Restricted stock units for non-employee directors	(2,735)	(2,735)	—	—
Mandatory purchase obligation - Blowfish Malibu	(52,639)	—	—	(52,639)
August 1, 2020:
Cash equivalents – money market funds	$99,001	$99,001	$—	$—
Non-qualified deferred compensation plan assets	7,690	7,690	—	—
Non-qualified deferred compensation plan liabilities	(7,690)	(7,690)	—	—
Deferred compensation plan liabilities for non-employee directors	(780)	(780)	—	—
Restricted stock units for non-employee directors	(686)	(686)	—	—
Mandatory purchase obligation - Blowfish Malibu	(25,022)	—	—	(25,022)
January 30, 2021:
Cash equivalents – money market funds	$45,000	$45,000	$—	$—
Non-qualified deferred compensation plan assets	7,918	7,918	—	—
Non-qualified deferred compensation plan liabilities	(7,918)	(7,918)	—	—
Deferred compensation plan liabilities for non-employee directors	(989)	(989)	—	—
Restricted stock units for non-employee directors	(1,661)	(1,661)	—	—
Mandatory purchase obligation - Blowfish Malibu	(39,134)	—	—	(39,134)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $551.8 million and $684.9 million at July 31, 2021 and August 1, 2020, respectively, were assessed for indicators of impairment and written down to their fair value.  This assessment resulted in the following impairment charges, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.  Higher impairment charges were recorded in the twenty-six weeks ended August 1, 2020, reflecting the deteriorating economic conditions driven in part by the COVID-19 pandemic, as further discussed in Note 5 and Note 9 to the condensed consolidated financial statements.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Long-Lived Asset Impairment Charges
Famous Footwear	$400	$—	$800	$14,896
Brand Portfolio	—	—	1,488	20,326
Total long-lived asset impairment charges	$400	$—	$2,288	$35,222

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	July 31, 2021		August 1, 2020		January 30, 2021
	Carrying		Carrying		Carrying
($ thousands)	Value (1)	Fair Value	Value (1)	Fair Value	Value (1)	Fair Value
Borrowings under revolving credit agreement	$100,000	$100,000	$350,000	$350,000	$250,000	$250,000
Current portion of long-term debt	100,000	100,000	—	—	—	—
Long-term debt	100,000	100,000	200,000	174,000	200,000	201,000
Total debt	$300,000	$300,000	$550,000	$524,000	$450,000	$451,000
(1)	Excludes unamortized debt issuance costs and debt discount

The fair values of borrowings under the revolving credit agreement and current portion of long-term debt approximate their carrying values due to the short-term nature of these borrowings (Level 1).  The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were a provision of 30.3% and a benefit of 9.4% for the thirteen weeks ended July 31, 2021 and August 1, 2020, respectively.  The higher tax rate for the thirteen weeks ended July 31, 2021 was driven by discrete tax adjustments totaling $2.9 million, inclusive of $3.3 million of incremental valuation allowances on the Company’s deferred tax assets, as the Company is in a full valuation allowance position for federal, state and certain international jurisdictions.  During the thirteen weeks ended August 1, 2020, the Company's effective tax rate was impacted by several discrete tax items totaling $2.7 million, including the non-deductibility of losses at the Company’s Canadian business division.  Offsetting this impact was a benefit associated with the CARES Act, which permits the Company to carry back 2020 losses to years with a higher federal tax rate.

The Company’s consolidated effective tax rate was a provision of 31.1% for the twenty-six weeks ended July 31, 2021, compared to a benefit of 19.1% for the twenty-six weeks ended August 1, 2020.  The higher tax rate for the twenty-six weeks ended July 31, 2021 primarily reflects the incremental valuation allowances recorded in the second quarter, as described above, and the non-deductibility of losses at the Company’s Canadian business division, which were driven by exit-related costs associated with Naturalizer retail stores during the first quarter.  The Company's effective tax rate for the twenty-six weeks ended August 1, 2020 was impacted by several discrete tax items, including the non-deductibility of a portion of the Company's intangible asset impairment charges, the provision of a valuation allowance related to certain state and Canada deferred tax assets, and the incremental tax provision related to the vesting of stock awards.  Offsetting these impacts was a benefit associated with the CARES ACT, which permits the Company to carry back 2020 losses to years with a higher federal tax rate.

As of July 31, 2021, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.

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

The cumulative expenditures for both on-site and off-site remediation through July 31, 2021 were $32.1 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at July 31, 2021 is $9.9 million, of which $9.0 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses.  Of the total $9.9 million reserve, $5.1 million is for off-site remediation and $4.8 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $13.6 million as of July 31, 2021.  The Company expects to spend approximately $0.5 million in 2021, $0.1 million in each of the following four years and $12.7 million in the aggregate thereafter related to the on-site remediation.

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

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We experienced better-than-anticipated consumer demand in the second quarter of 2021, recording sequential net sales growth and significant gross margin improvement.  We also achieved the highest second quarter operating earnings in our history.  We experienced consistently strong sales performance throughout the quarter at Famous Footwear, which contributed to the segment’s highest second quarter net sales in its history.

In the first half of last year, our financial results were negatively impacted by the coronavirus (“COVID-19”) pandemic, including the temporary closure of all of our retail stores beginning in mid-March, with a phased re-opening beginning in mid-May.  We did experience sequential improvement in sales in the second half of 2020, driven by the reopening of our retail stores, and continued solid growth of our e-commerce business.  During the first half of 2021, as the vaccines became widely distributed and governments continued to ease restrictions, consumer sentiment and spending improved, which contributed to higher store traffic and strong growth in our net sales and operating earnings.

While we achieved strong financial results for the second quarter of 2021, we continue to experience global supply chain disruptions as a result of the pandemic.  These disruptions have caused a delay in the receipt of inventory due to port congestion, reduced shipping vessel and container availability, and factory shutdowns as a result of the resurgence of COVID-19 infections, as well as an increase in inbound freight costs.  We are actively working with our suppliers to minimize these disruptions, but we anticipate higher inbound freight costs in the second half of 2021 and beyond.  The extent and duration of these supply chain disruptions and higher freight costs are uncertain.

Financial Highlights

Following is a summary of the financial highlights for the second quarter of 2021:

●	Strong consumer demand led to a consolidated net sales increase of $174.1 million, or 34.7%, to $675.5 million in the second quarter of 2021, compared to $501.4 million in the second quarter of 2020. The sales increase was broad-based and across both segments. Our Famous Footwear segment contributed a net sales increase of $119.7 million, or 35.8%. Net sales in our Brand Portfolio segment increased by $55.4 million, or 30.2%, compared to the second quarter of 2020. On a consolidated basis, our direct-to-consumer sales represented 79% of consolidated net sales for the second quarter of 2021, compared to 80% in the second quarter of 2020.
●	Consolidated gross profit increased $139.7 million, or 76.5%, to $322.3 million in the second quarter of 2021, compared to $182.6 million in the second quarter of 2020. Our gross profit margin increased significantly to 47.7% in the second quarter of 2021, compared to 36.4% in the second quarter of 2020, reflecting a decline in promotional activity driven by strong consumer demand.
●	Consolidated operating earnings increased $86.9 million to $62.8 million in the second quarter of 2021, compared to an operating loss of $24.1 million in the second quarter of 2020.
●	Consolidated net earnings attributable to Caleres, Inc. were $37.4 million, or $0.97 per diluted share, in the second quarter of 2021, compared to a net loss of $30.7 million, or $0.83 per diluted share, in the second quarter of 2020.

The following items should be considered in evaluating the comparability of our second quarter results in 2021 and 2020:

●	Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and Note 14 to the condensed consolidated financial statements, the Blowfish Malibu noncontrolling interest is subject to a mandatory purchase obligation after a three-year period following the 2018 acquisition, based on an earnings multiple formula. During the second quarter of 2021, we recorded a fair value adjustment of $7.1 million ($5.3 million on an after-tax basis, or $0.14 per diluted share), compared to $6.6 million ($4.9 million on an after-tax basis, or $0.13 per diluted share) in the second quarter of 2020. The fair value adjustments are recorded as interest expense, net in the condensed consolidated statements of earnings (loss). The three-year period following the acquisition ended on July 31, 2021, and we expect to settle the purchase obligation in the third quarter of 2021, utilizing borrowings under our revolving credit agreement.

●	Deferred tax valuation allowances – During the second quarter of 2021, we recorded incremental net deferred tax valuation allowances totaling $3.3 million ($0.08 per diluted share), as we are in a full valuation allowance position for federal, state and certain international jurisdictions. Refer to Note 15 to the condensed consolidated financial statements for further discussion.
●	COVID-19-related expenses – During the second quarter of 2020, we incurred $5.4 million ($4.7 million on an after-tax basis, or $0.13 per diluted share) in costs associated with the economic impacts of the COVID-19 pandemic, for severance and related costs, as well as the cost of supplies and deep cleaning our facilities.

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

Beginning in mid-March 2020, all of our Famous Footwear and Brand Portfolio stores in North America were temporarily closed and we began a phased reopening of retail stores in mid-May.  Our same-store sales calculation excludes the impact of both permanent and temporary store closures.  Accordingly, for the second quarter of 2020, our same-store sales calculation was impacted more heavily by our e-commerce sales penetration, which was higher than in prior periods, given the strong growth in that channel and the fact that our e-commerce sites continued to operate throughout the second quarter of 2020.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store’s success to determine whether it is performing in line with expectations. The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.  This metric was adversely impacted by the temporary retail store closures during a portion of the second quarter of 2020 and therefore, the metric is not comparable to the second quarter of 2021.

Outlook

We continued to execute at a high level during the second quarter of 2021, achieving another significant sequential increase in net sales and delivering operating earnings in excess of pre-pandemic levels.  The new COVID-19 variants and the impact of the pandemic on the global supply chain have caused uncertainty in the macro environment.  We are actively working with our suppliers to minimize these disruptions, but expect the inflationary economy and the increase in inbound freight costs to impact our financial results in the second half of 2021.  Throughout the remainder of 2021, we will remain focused on building upon our strong performance at Famous Footwear, driving inventory efficiencies, and continuing to create a strong emotional connection with our consumers.   We believe we are well-positioned to navigate through the supply chain disruptions, responding to the variables within our control, to improve financial results in the Brand Portfolio segment.  We will continue to leverage our core competencies and execute on our long-term strategic priorities to enhance long-term value for our shareholders.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$675.5	100.0%	$501.4	100.0%	$1,314.2	100.0%	$898.6	100.0%
Cost of goods sold	353.2	52.3%	318.8	63.6%	717.0	54.6%	594.1	66.1%
Gross profit	322.3	47.7%	182.6	36.4%	597.2	45.4%	304.5	33.9%
Selling and administrative expenses	259.5	38.4%	201.3	40.1%	503.0	38.3%	426.6	47.5%
Impairment of goodwill and intangible assets	—	—	—	—	—	—%	262.7	29.2%
Restructuring and other special charges, net	—	—%	5.4	1.1%	13.5	1.0%	65.6	7.3%
Operating earnings (loss)	62.8	9.3%	(24.1)	(4.8)%	80.7	6.1%	(450.4)	(50.1)%
Interest expense, net	(12.0)	(1.7)%	(13.5)	(2.7)%	(23.8)	(1.8)%	(22.9)	(2.6)%
Other income, net	3.9	0.5%	3.7	0.7%	7.7	0.6%	7.3	0.8%
Earnings (loss) before income taxes	54.7	8.1%	(33.9)	(6.8)%	64.6	4.9%	(466.0)	(51.9)%
Income tax (provision) benefit	(16.5)	(2.5)%	3.2	0.7%	(20.1)	(1.5)%	89.1	10.0%
Net earnings (loss)	38.2	5.6%	(30.7)	(6.1)%	44.5	3.4%	(376.9)	(41.9)%
Net earnings (loss) attributable to noncontrolling interests	0.8	0.1%	0.0	0.0%	1.0	0.1%	(0.3)	(0.0)%
Net earnings (loss) attributable to Caleres, Inc.	$37.4	5.5%	$(30.7)	(6.1)%	$43.5	3.3%	$(376.6)	(41.9)%

Net Sales

Net sales increased $174.1 million, or 34.7%, to $675.5 million for the second quarter of 2021, compared to $501.4 million for the second quarter of 2020.  Our Famous Footwear segment continued to experience strong consumer demand, with net sales increasing $119.7 million, or 35.8%, compared to the second quarter of 2020.  Famous Footwear’s net sales of $453.6 million were sequentially higher than the first quarter of 2021 and the highest second quarter net sales in our history.  Net sales for our Brand Portfolio segment increased $55.4 million, or 30.2% during the second quarter of 2021.  While Brand Portfolio net sales improved over last year, they remain below pre-pandemic levels, due in part to the brand exits announced in late 2019 and early 2020 and the closure of all but two Naturalizer retail stores in North America.  On a consolidated basis, our direct-to-consumer sales represented 79% of total net sales for the second quarter of 2021.  Our casual, athletic and sport footwear categories continued to resonate with consumers, and we experienced strong sales growth in sandals.

Net sales increased $415.6 million, or 46.2%, to $1,314.2 million for the six months ended July 31, 2021, compared to $898.6 million for the six months ended August 1, 2020.  Our strong performance was attributable to a number of factors, including positive consumer sentiment attributable to the widespread availability of the COVID-19 vaccines and easing of government restrictions, as well as additional government stimulus measures.  We believe that these factors led to a significant improvement in retail store traffic.  Our Famous Footwear segment experienced a net sales increase of $326.6 million, or 62.2%, for the six months ended July 31, 2021, with record-setting net sales of $851.8 million.  Our Brand Portfolio segment reported an $88.4 million, or 22.1%, increase in net sales, with strong sales growth from our Sam Edelman, Blowfish, Vionic and Allen Edmonds brands.

Gross Profit

Gross profit increased $139.7 million, or 76.5%, to $322.3 million for the second quarter of 2021, compared to $182.6 million for the second quarter of 2020, reflecting higher net sales and a higher gross profit rate.  As a percentage of net sales, gross profit increased to 47.7% for the second quarter of 2021, compared to 36.4% for the second quarter of 2020, reflecting a decline in promotional activity driven by strong consumer demand.

Gross profit increased $292.7 million, or 96.1%, to $597.2 million for the six months ended July 31, 2021, compared to $304.5 million for the six months ended August 1, 2020, primarily due to higher net sales and a reduction in promotional activity at Famous Footwear.  For the six months ended August 1, 2020, our gross profit was impacted by higher incremental cost of goods sold primarily due to $33.4 million in inventory markdowns reflecting the difficult retail environment driven by the COVID-19 pandemic, as well as $1.6 million in inventory markdowns related to the decision to exit our Fergie brand.  As a percentage of net sales, gross profit increased to 45.4% for the six months ended July 31, 2021, compared to 33.9% for the six months ended August 1, 2020.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $58.2 million, or 28.9%, to $259.5 million for the second quarter of 2021, compared to $201.3 million for the second quarter of 2020.  The increase was primarily due to higher expenses associated with our cash-based incentive compensation plan for certain employees and higher salary expenses in the second quarter of 2021.  Salary expenses were lower during the second quarter of 2020 as a result of the actions taken to mitigate the impact of COVID-19 on our financial results.  In response to the temporary closure of our retail stores at the onset of the pandemic in the first quarter of 2020, we took steps to reduce expenses, including workforce reductions and furloughs for a significant portion of our retail store associates, as well as temporary salary reductions for most remaining employees, which continued through the end of the second quarter of 2020.  Marketing and advertising expenses were also higher in the second quarter of 2021, which were partially offset by lower rent and facilities expenses, primarily associated with the Naturalizer retail store closures.  As a percentage of net sales, selling and administrative expenses decreased to 38.4% for the second quarter of 2021, from 40.1% for the second quarter of 2020.

Selling and administrative expenses increased $76.4 million, or 17.9%, to $503.0 million for the six months ended July 31, 2021, compared to $426.6 million for the six months ended August 1, 2020.  The increase for the six months ended July 31, 2021 was primarily due to higher expenses for our cash-based incentive compensation plan for certain employees and higher salary expenses.  As discussed above, salary expenses were lower during the six months ended August 1, 2020 as a result of the actions taken to mitigate the impact of COVID-19 on our financial results.  As a percentage of net sales, selling and administrative expenses decreased to 38.3% for the second quarter of 2021, from 47.5% for the second quarter of 2020, reflecting better leveraging of expenses over higher net sales.

Impairment of Goodwill and Intangible Assets

During the six months ended August 1, 2020, we recorded non-cash impairment charges of $262.7 million ($218.5 million on an after-tax basis), including $240.3 million associated with goodwill and $22.4 million associated with the indefinite-lived Allen Edmonds and Via Spiga trade names.  There were no corresponding charges for the six months ended July 31, 2021.   Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $5.4 million ($4.7 million on an after-tax basis, or $0.13 per diluted share) in the second quarter of 2020, primarily for severance, as well as supplies and deep cleaning of our facilities, driven by the impact of the COVID-19 pandemic on our business operations.  There were no corresponding charges in the second quarter of 2021. Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

We incurred restructuring and other special charges of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) during the six months ended July 31, 2021, reflecting expenses associated with the decision to close all Naturalizer retail stores in North America with the exception of two Naturalizer flagship retail stores in the United States.  During the six months ended August 1, 2020, we incurred restructuring and other special charges of $65.6 million ($52.5 million on an after-tax basis, or $1.46 per diluted share) related to the unfavorable business climate, driven by the impact of the COVID-19 pandemic on our business operations.  These charges were primarily for impairment associated with lease right-of-use assets and retail store furniture and fixtures, liabilities associated with factory order cancellations and severance.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

Operating Earnings (Loss)

Operating earnings increased $86.9 million to $62.8 million for the second quarter of 2021, compared to an operating loss of $24.1 million for the second quarter of 2020, primarily reflecting higher net sales and gross profit.  As a percentage of net sales, operating earnings were 9.3% for the second quarter of 2021, compared to an operating loss of 4.8% for the second quarter of 2020.

Operating earnings increased $531.0 million to $80.7 million for the six months ended July 31, 2021, compared to an operating loss of $450.4 million for the six months ended August 1, 2020, primarily reflecting higher net sales and gross profit, lower impairment charges and better leveraging of expenses over a higher net sales base.  As a percentage of net sales, operating earnings were 6.1% for the six months ended July 31, 2021, compared to an operating loss of 50.1% for the six months ended August 1, 2020.

Interest Expense, Net

Interest expense, net decreased $1.5 million, or 11.0%, to $12.0 million for the second quarter of 2021, compared to $13.5 million for the second quarter of 2020, reflecting lower average borrowings under our revolving credit agreement.  We continued to make debt reduction a priority during the second quarter of 2021, repaying $100.0 million of borrowings under our revolving credit facility, ending the quarter with $100.0 million of revolver borrowings.  This decrease was partially offset by a $0.5 million increase in the fair value adjustment to the

Blowfish Malibu mandatory purchase obligation, to $7.1 million in the second quarter of 2021, compared to $6.6 million in the second quarter of 2020, reflecting continued sales and earnings growth of the Blowfish Malibu brand.

Interest expense, net increased $0.9 million, or 3.8%, to $23.8 million for the six months ended July 31, 2021, compared to $22.9 million for the six months ended August 1, 2020, reflecting a $3.7 million increase in the fair value adjustment to the Blowfish Malibu mandatory purchase obligation, to $13.5 million for the six months ended July 31, 2021, from $9.8 million in the six months ended August 1, 2020.  The increase associated with the mandatory purchase obligation was partially offset by lower average borrowings under our revolving credit agreement.  We have continued to utilize our strong cash generation to reduce the incremental borrowings that were used to preserve financial flexibility at the onset of the pandemic, reducing the borrowings under our revolving credit agreement from $440.0 million in March 2020 to $100.0 million at July 31, 2021.

Other Income, Net

Other income, net increased $0.2 million, or 5.1%, to $3.9 million for the second quarter of 2021, compared to $3.7 million for the second quarter of 2020.  Refer to Note 13 of the condensed consolidated financial statements for further detail regarding the components of net periodic benefit income.

Other income, net increased $0.4 million, or 5.9%, to $7.7 million for six months ended July 31, 2021, compared to $7.3 million for the six months ended August 1, 2020.  Refer to Note 13 of the condensed consolidated financial statements for further detail regarding the components of net periodic benefit income.

Income Tax (Provision) Benefit

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 30.3% for the second quarter of 2021, compared to 9.4% for the second quarter of 2020.  Our higher tax rate for the second quarter of 2021 was driven by discrete tax adjustments of $2.9 million, inclusive of $3.3 million of incremental valuation allowances for our deferred tax assets, as we are in a full valuation allowance position for federal, state and certain international jurisdictions.  During the second quarter of 2020, our effective tax rate was impacted by several discrete tax items totaling $2.7 million, including the non-deductibility of losses at our Canadian business division.  Offsetting this impact was a benefit associated with the CARES Act, which permits the Company to carry back 2020 losses to years with a higher federal tax rate.

For the six months ended July 31, 2021, our consolidated effective tax rate was 31.1%, compared to 19.1% for the six months ended August 1, 2020.  Our higher tax rate for the six months ended July 31, 2021 primarily reflects the incremental valuation allowances recorded in the second quarter, as described above, and the non-deductibility of losses at our Canadian business division, which were driven by exit-related costs associated with Naturalizer retail stores during the first quarter.  Our effective tax rate for the six months ended August 1, 2020 was impacted by several discrete tax items, including the non-deductibility of a portion of our intangible asset impairment charges, the provision of a valuation allowance related to certain state and Canada deferred tax assets, and the incremental tax provision related to the vesting of stock awards.  Offsetting these impacts was a benefit associated with the CARES ACT, which permits the Company to carry back 2020 losses to years with a higher federal tax rate.

Net Earnings (Loss) Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $37.4 million and $43.5 for the second quarter and six months ended July 31, 2021, respectively, compared to net losses of $30.7 million and $376.6 million for the second quarter and six months ended August 1, 2020, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$453.6	100.0%	$333.9	100.0%	$851.8	100.0%	$525.2	100.0%
Cost of goods sold	226.2	49.9%	214.7	64.3%	444.6	52.2%	337.0	64.2%
Gross profit	227.4	50.1%	$119.2	35.7%	407.2	47.8%	$188.2	35.8%
Selling and administrative expenses	141.9	31.3%	117.6	35.2%	273.8	32.1%	238.1	45.3%
Restructuring and other special charges, net	—	—%	0.6	0.2%	—	—%	16.6	3.2%
Operating earnings (loss)	$85.5	18.8%	$1.0	0.3%	$133.4	15.7%	$(66.5)	(12.7)%

Key Metrics
Same-store sales % change	(1.1)%		14.7%		0.5%		13.9%
Same-store sales $ change	$(3.6)		$42.7		$2.6		$64.5
Sales change from new and closed stores, net	$122.6		$(128.5)		$322.8		$(311.2)
Impact of changes in Canadian exchange rate on sales	$0.7		$(0.1)		$1.2		$(0.1)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$67		$40		$122		$62
Sales per square foot, excluding e-commerce (trailing twelve months)	$219		$176		$219		$176
Square footage (thousand sq. ft.)	6,022		6,210		6,022		6,210

Stores opened	4		3		8		3
Stores closed	5		1		12		16
Ending stores	912		936		912		936

Net Sales

Famous Footwear achieved net sales of $453.6 million, which was the highest second quarter net sales in our history.  Net sales increased $119.7 million, or 35.8%, compared to the second quarter of 2020.   With the increase in COVID-19 vaccination rates, we have experienced strong growth in our retail store traffic and consistently strong sales performance throughout the quarter.  This trend led to higher in-store sales but a decline in e-commerce penetration in the second quarter of 2021, to approximately 11% of net sales, compared to approximately 25% in the second quarter of 2020 when our retail stores were closed for a portion of the quarter.  Our casual, athletic and sport categories of footwear continue to resonate with customers, and we also experienced strong growth in sandals.  During the second quarter of 2021, we opened four stores and closed five stores, resulting in 912 stores and total square footage of 6.0 million at the end of the second quarter of 2021, compared to 936 stores and total square footage of 6.2 million at the end of the second quarter of 2020.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 78% of our net sales made to program members in the second quarter of 2021, compared to 79% in the second quarter of 2020.

Net sales increased $326.6 million, or 62.2%, to $851.8 million for the six months ended July 31, 2021, compared to $525.2 million for the six months ended August 1, 2020.  Our strong performance during the six months ended July 31, 2021 was attributable to a number of factors.  Consumer confidence improved during the six months ended July 31, 2021 as a result of the widespread availability of the COVID-19 vaccines and the easing of government restrictions, which led to a significant increase in retail store traffic and conversion rates.  Additional government stimulus measures also positively impacted net sales.  E-commerce penetration was approximately 13% of net sales in the six months ended July 31, 2021, compared to approximately 26% in the six months ended August 1, 2020 when our retail stores were temporarily closed from mid-March, with a phased reopening beginning in May.  Our casual, athletic and sport categories of footwear continued to be the strongest performers. During the six months ended July 31, 2021, we opened eight stores and closed 12 stores.

Gross Profit

Gross profit increased $108.2 million, or 90.9%, to $227.4 million for the second quarter of 2021, compared to $119.2 million for the second quarter of 2020, driven by the sales increase and a higher gross profit rate. As a percentage of net sales, our gross profit increased to 50.1% for the second quarter of 2021, compared to 35.7% for the second quarter of 2020.  Due to our well-positioned inventory and strong sell-throughs, we reduced promotional activity, resulting in higher gross margins in both our retail stores and e-commerce business during the second quarter of 2021.

Gross profit increased $219.0 million, or 116.3%, to $407.2 million for the six months ended July 31, 2021, compared to $188.2 million for the six months ended August 1, 2020, reflecting both higher net sales and gross profit rate.  As a percentage of net sales, our gross profit increased to 47.8% for the six months ended July 31, 2021, compared to 35.8% for the six months ended August 1, 2020, reflecting a reduction in promotional activity driven by our well-positioned inventory and strong consumer demand.  In addition, our gross profit margin in the six months ended August 1, 2020 was adversely impacted by $6.0 million in incremental inventory markdowns, reflecting the difficult retail environment in 2020 driven by the pandemic.

Selling and Administrative Expenses

Selling and administrative expenses increased $24.3 million, or 20.8%, to $141.9 million for the second quarter of 2021, compared to $117.6 million for the second quarter of 2020.  The increase was primarily due to higher salaries in the second quarter of 2021, as well as an increase in marketing expenses.  Salary expenses were lower in the second quarter of 2020, reflecting the actions taken at the onset of the pandemic, including workforce reductions, furloughs for a significant portion of our retail store associates and temporary salary reductions for most remaining employees. As a percentage of net sales, selling and administrative expenses decreased to 31.3% for the second quarter of 2021, compared to 35.2% for the second quarter of 2020, reflecting better leveraging of expenses over a higher net sales base.

Selling and administrative expenses increased $35.7 million, or 15.0%, to $273.8 million for the six months ended July 31, 2021, compared to $238.1 million for the six months ended August 1, 2020.  The increase was primarily due to higher salaries and higher variable expenses, including logistics, to support the increase in sales volume in the six months ended July 31, 2021.  In addition, strategic actions were taken to reduce expenses in the first half of 2020 to mitigate the impact of COVID-19 during the period of retail store closures.  As a percentage of net sales, selling and administrative expenses decreased to 32.1% for the six months ended July 31, 2021, compared to 45.3% for the six months ended August 1, 2020, reflecting better leveraging of our expenses over higher net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $0.6 million for the second quarter of 2020, consisting primarily of severance.  For the six months ended August 1, 2020, restructuring and other special charges were $16.6 million, consisting primarily of impairment charges on furniture and fixtures in our retail stores and lease right-of use assets reflecting the impact of COVID-19 on our business operations.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges during the three or six months ended July 31, 2021.

Operating Earnings (Loss)

Operating earnings increased $84.5 million to operating earnings of $85.5 million for the second quarter of 2021, compared to $1.0 million for the second quarter of 2020.  As a percentage of net sales, operating earnings were 18.8% for the second quarter of 2021, compared to 0.3% for the second quarter of 2020.

Operating earnings (loss) increased $199.9 million to operating earnings of $133.4 million for the six months ended July 31, 2021, compared to an operating loss of $66.5 million for the six months ended August 1, 2020.  As a percentage of net sales, operating earnings were 15.7% for the second quarter of 2021, compared to an operating loss of 12.7% for the second quarter of 2020.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$239.0	100.0%	$183.6	100.0%	$489.3	100.0%	$400.9	100.0%
Cost of goods sold	144.1	60.3%	119.6	65.1%	300.4	61.4%	283.5	70.7%
Gross profit	94.9	39.7%	64.0	34.9%	188.9	38.6%	117.4	29.3%
Selling and administrative expenses	78.3	32.8%	73.5	40.1%	161.7	33.0%	166.2	41.5%
Impairment of goodwill and intangible assets	—	—	—	—	—	—%	262.7	65.5%
Restructuring and other special charges, net	—	—%	4.6	2.5%	13.5	2.8%	48.4	12.1%
Operating earnings (loss)	$16.6	6.9%	$(14.1)	(7.7)%	$13.7	2.8%	$(359.9)	(89.8)%

Key Metrics
Direct-to-consumer (% of net sales) (1)	34%		38%		33%		33%
Change in wholesale net sales ($)	$34.9		$(146.3)		$49.7		$(237.3)
Unfilled order position at end of period	$328.7		$195.2

Same-store sales % change	16.3%		(24.7)%		10.2%		(24.7)%
Same-store sales $ change	$3.4		$(8.1)		$4.7		$(17.6)
Sales change from new and closed stores, net	$17.0		$(21.5)		$33.5		$(44.6)
Impact of changes in Canadian exchange rate on retail sales	$0.1		$(0.1)		$0.5		$(0.2)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$244		$20		$433		$51
Sales per square foot, excluding e-commerce (trailing twelve months)	$561		$251		$561		$251
Square footage (thousands sq. ft.)	125		355		125		355

Stores opened	1		—		2		—
Stores closed	9		1		85		20
Ending stores	87		202		87		202
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales increased $55.4 million, or 30.2%, to $239.0 million for the second quarter of 2021, compared to $183.6 million for the second quarter of 2020.  While net sales improved compared to the second quarter of 2020, sales volume still remains below pre-pandemic levels, due in part to the brand exits announced in late 2019 and early 2020 and the closure of all but two Naturalizer retail stores in North America.  During the second quarter of 2021, we experienced strong sales growth from our Sam Edelman, Vionic, Blowfish Malibu, and Ryka brands, which carry a large assortment of athletic and casual styles.  In addition, sales from our Allen Edmonds brand have strengthened, reflecting the increased assortment of casual styles, as well as improving consumer demand for dress footwear.  Net sales in the second quarter of 2021 were adversely impacted by the delayed receipt of inventory due to supply chain disruptions, including port congestion and reduced shipping vessel and container availability.  During the second quarter of 2021, we closed nine stores and opened one store, resulting in a total of 87 stores and total square footage of 0.1 million at the end of the second quarter of 2021, compared to 202 stores and total square footage of 0.4 million at the end of the second quarter of 2020.

Net sales increased $88.4 million, or 22.1%, to $489.3 for the six months ended July 31, 2021, compared to $400.9 million for the six months ended August 1, 2020, reflecting the factors described above.  During the six months ended July 31, 2021, we experienced strong sales growth from our Sam Edelman, Blowfish Malibu, Vionic and Allen Edmonds brands.

In the first quarter of 2021, we closed the remaining 73 Naturalizer stores in North America that were scheduled for closure as part of our strategic realignment of the Naturalizer retail store operations.  We remain focused on growing the brand’s e-commerce business through naturalizer.com, our retail partners and their websites, and the two flagship stores in the United States and two stores in China that we continue to operate.  Including the Naturalizer closures, we closed 85 stores and opened two stores during the six months ended July 31, 2021. On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, increased to $561 for the twelve months ended July 31, 2021, compared to $251 for the twelve months ended August 1, 2020.

Our unfilled order position for our wholesale sales increased $133.5 million, or 68.4%, to $328.7 million at July 31, 2021, compared to $195.2 million at August 1, 2020.  The increase in our backlog order levels reflects increased demand for product as our wholesale customers have placed more orders than last year due to the economic impact of the COVID-19 pandemic in the second quarter of 2020.  In addition, the global supply chain disruptions have caused a delay in the receipt of inventory due to port congestion, reduced shipping vessel and container availability, and factory shutdowns as a result of the resurgence of COVID-19 infections.  We are actively working with our suppliers to minimize these disruptions, but expect the disruptions to continue in the second half of 2021.

Gross Profit

Gross profit increased $30.9 million, or 48.3%, to $94.9 million for the second quarter of 2021, compared to $64.0 million for the second quarter of 2020, reflecting higher net sales and a higher gross profit rate.  As a percentage of net sales, our gross profit increased to 39.7% for the second quarter of 2021, compared to 34.9% for the second quarter of 2020, reflecting more full price selling across our portfolio of brands driven by strong consumer demand.  In connection with the supply chain disruptions described earlier and the related capacity shortages, our freight costs are rising.  Though the impact was not significant during the second quarter, we anticipate higher inbound freight costs in the second half of 2021, which may impact our gross profit if we are unable to mitigate or recover these additional costs.

Gross profit increased $71.5 million, or 60.9%, to $188.9 million for the six months ended July 31, 2021, compared to $117.4 million for the six months ended August 1, 2020, due to higher net sales and improved gross profit rate.  Our gross profit in the six months ended August 1, 2020 was impacted by higher incremental cost of goods sold primarily due to $27.5 million in inventory markdowns reflecting the difficult retail environment driven by the COVID pandemic, as well as $1.6 million in inventory markdowns related to the decision to exit our Fergie brand.  As a percentage of net sales, our gross profit increased to 38.6% for the six months ended July 31, 2021, compared to 29.3% for the six months ended August 1, 2020.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.8 million, or 6.5%, to $78.3 million for the second quarter of 2021, compared to $73.5 million for the second quarter of 2020.  The increase was driven by higher salaries, due in part to the furloughs and temporary salary reductions in the second quarter of 2020 to mitigate the impact of COVID-19 on our financial results, and higher marketing expenses, partially offset by lower rent and facilities expenses, primarily associated with the lower store count.  As a percentage of net sales, selling and administrative expenses decreased to 32.8% for the second quarter of 2021, compared to 40.1% for the second quarter of 2020.

Selling and administrative expenses decreased $4.5 million, or 2.7%, to $161.7 million for the six months ended July 31, 2021, compared to $166.2 million for the six months ended August 1, 2020.  The decrease was driven by lower retail facilities costs, primarily associated with the lower store count, partially offset by higher marketing expenses.  As a percentage of net sales, selling and administrative expenses decreased to 33.0% for the six months ended July 31, 2021, compared to 41.5% for the six months ended August 1, 2020.

Impairment of Goodwill and Intangible Assets

During the first quarter of 2020, we incurred impairment charges of $262.7 million, including $240.3 million associated with goodwill and $22.4 million associated with intangible assets, including $12.2 million for the Allen Edmonds trade name and $10.2 million for the Via Spiga trade name.  There were no corresponding charges in the second quarter of 2020 or for the six months ended July 31, 2021.  Refer to Note 5 and Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $4.6 million were recorded during the second quarter of 2020, primarily for severance expense, with no corresponding charges for the second quarter of 2021.  Restructuring and other special charges of $13.5 million were recorded during the six months ended July 31, 2021, reflecting expenses associated with the decision to close all but two flagship Naturalizer retail stores in the United States.  These costs primarily represented lease termination and other store closure costs, including employee severance.  For the six months ended August 1,  2020, we recorded restructuring and other special charges of $48.4 million, reflecting expenses associated with the impact of COVID-19 on our business operations, primarily impairment charges on store furniture and fixtures and lease right-of-use assets, liabilities due to our factories for order cancellations and severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings (Loss)

Operating earnings (loss) for the second quarter of 2021 exceeded pre-pandemic levels.  Operating earnings increased $30.7 million to $16.6 million for the second quarter of 2021, compared to an operating loss of $14.1 million for the second quarter of 2020, as a result of the factors described above.  As a percentage of net sales, operating earnings were 6.9% for the second quarter of 2021, compared to an operating loss of 7.7% in the second quarter of 2020.

Operating earnings (loss) increased $373.6 million to operating earnings of $13.7 million for the six months ended July 31, 2021, compared to a net loss of $359.9 million for the six months ended August 1, 2020, as a result of the factors described above.  As a percentage of net sales, operating earnings were 2.8% for the six months ended July 31, 2021, compared to an operating loss of 89.8% for the six months ended August 1, 2020.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(17.1)	100.0%	$(16.1)	100.0%	$(26.9)	100.0%	$(27.4)	100.0%
Cost of goods sold	(17.1)	100.0%	(15.6)	96.7%	(28.0)	103.9%	(26.3)	95.9%
Gross profit	—	—%	(0.5)	3.3%	1.1	(3.9)%	(1.1)	4.1%
Selling and administrative expenses	39.3	(229.2)%	10.3	(63.7)%	67.5	(250.9)%	22.3	(81.1)%
Restructuring and other special charges, net	—	—%	0.3	(1.7)%	—	—%	0.6	(2.3)%
Operating loss	$(39.3)	229.2%	$(11.1)	68.7%	$(66.4)	247.0%	$(24.0)	87.5%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $17.1 million for the second quarter of 2021 is $1.0 million, or 6.3%, higher than the second quarter of 2020, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear   The net sales elimination of $26.9 million for the six months ended July 31, 2021 is $0.5 million, or 1.9%, lower than the six months ended August 1, 2020, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $29.0 million, to $39.3 million in the second quarter of 2021, compared to $10.3 million for the second quarter of 2020.  The increase was primarily driven by higher expenses for our cash-based incentive compensation plan for certain employees.  Selling and administrative expenses increased $45.2 million, to $67.5 million in the six months ended July 31, 2021, compared to $22.3 million for the six months ended August 1, 2020, reflecting higher expenses for our cash-based incentive compensation plan for certain employees and higher expenses associated with our cash-based director compensation plans, reflecting growth in our stock price during the six months ended July 31, 2021, compared to a decline in the six months ended August 1, 2020.

Restructuring and other special charges of $0.3 million and $0.6 million for the three and six months ended August 1, 2020, respectively, were associated with workforce reductions as we sought to minimize our expense structure during the COVID-19 pandemic, as well as incremental expenses associated with deep cleaning our facilities and related supplies.  There were no corresponding expenses for the six months ended July 31, 2021.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	July 31, 2021	August 1, 2020	January 30, 2021
Borrowings under revolving credit agreement	$100.0	$350.0	$250.0
Current portion of long-term debt	99.5	—	—
Long-term debt	99.5	198.6	198.9
Total debt (1)	$299.0	$548.6	$448.9
(1)	As presented here, total debt excludes the Blowfish Malibu mandatory purchase obligation, which was valued at $52.6 million, $25.0 million and $39.1 million as of July 31, 2021, August 1, 2020 and January 30, 2021, respectively.

Total debt obligations of $299.1 million at July 31, 2021 decreased $249.5 million, from $548.6 million at August 1, 2020, and decreased $149.8 million, from $448.9 million at January 30, 2021.  The decreases from both August 1, 2020 and January 30, 2021 reflect continued progress toward reducing the borrowings under our revolving credit agreement.  We reduced the borrowings under our revolving credit facility by $100.0 million during the second quarter of 2021, ending the quarter with an outstanding balance of $100.0 million.  We have continued to utilize our strong cash generation to reduce the incremental borrowings that were used to preserve financial flexibility at the onset of the pandemic, reducing the borrowings under our revolving credit agreement from $440.0 million in March 2020 to $100.0 million at July 31, 2021.  Net interest expense for the second quarter of 2021 decreased $1.5 million to $12.0 million, compared to $13.5 million for the second quarter of 2020.  The decrease is primarily attributable to lower average borrowings under our revolving credit agreement, partially offset by a $0.5 million increase in the fair value adjustment for the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 5 and Note 14 to the condensed consolidated financial statements.

Credit Agreement

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  On April 14, 2020, we entered into a Fourth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $600.0 million, subject to borrowing base restrictions, and may be further increased by up to $150.0 million.  Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 1.0% imposed by the Credit Agreement) or the prime rate, plus a spread.  The Credit Agreement increased the spread applied to the LIBOR or prime rate by a total of 75 basis points and increased the unused line fee by 5 basis points.  At July 31, 2021, we had $100.0 million in borrowings and $12.5 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $364.5 million at July 31, 2021.  We were in compliance with all covenants and restrictions under the Credit Agreement as of July 31, 2021.

During the second half of 2021, we plan to continue to prioritize debt reduction.  We are currently in the process of renegotiating and renewing the terms of our revolving credit facility to better reflect our improved capital structure.

$200 Million Senior Notes

On July 27, 2015, we issued $200.0 million aggregate principal amount of Senior Notes due on August 15, 2023 (the "Senior Notes").  The Senior Notes bear interest at 6.25%, which is payable on February 15 and August 15 of each year.   The Senior Notes contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of July 31, 2021, we were in compliance with all covenants and restrictions relating to the Senior Notes.

We may redeem some or all of the Senior Notes at a redemption price (expressed as a percentage of principal amount) of 101.563% if redeemed prior to August 15, 2021 and 100.000% if redeemed after August 15, 2021, plus any accrued and unpaid interest and Additional Interest (as defined in the Senior Notes indenture).  During the second quarter of 2021, we determined that we would redeem a portion of our Senior Notes on August 16, 2021.  Accordingly, we classified $100.0 million aggregate principal amount of Senior Notes as a current liability.  On August 16, 2021, we redeemed $100.0 million of Senior Notes at 100.000%, shifting the higher interest debt to borrowings under the revolving credit agreement.

Supplemental Guarantor Financial Information

The Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by all of its existing and future subsidiaries that are guarantors under the Company’s Credit Agreement.  The guarantors are 100% owned by Caleres, Inc. ("Parent").

On October 31, 2018, Vionic was joined to the Credit Agreement as a guarantor.  After giving effect to the joinder, the Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds, LLC, Vionic Group, LLC and Vionic International, LLC are each co-borrowers and guarantors under the Credit Agreement.  The following tables present summarized financial information for the Parent and guarantors on a combined basis after elimination of intercompany transactions between entities and amounts related to investments in any subsidiary that is a non-guarantor:

($ millions)	July 31, 2021	January 30, 2021
Current assets	$724.0	$686.3
Non-current assets	974.3	1,029.5
Current liabilities	904.1	818.4
Non-current liabilities	594.1	740.0

Twenty-Six Weeks
Ended
($ millions)	July 31, 2021
Net sales (1)	$1,253.6
Gross profit	555.8
Operating earnings	60.7
Net earnings	42.7
Net earnings attributable to Caleres, Inc.	42.7
(1)	Intercompany activity with the non-guarantor entities for the twenty-six weeks ended July 31, 2021 was not material.

Working Capital and Cash Flow

	Twenty-Six Weeks Ended
($ millions)	July 31, 2021	August 1, 2020	Change
Net cash provided by operating activities	$135.5	$67.5	$68.0
Net cash used for investing activities	(9.4)	(8.6)	(0.8)
Net cash (used for) provided by financing activities	(159.7)	44.5	(204.2)
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	0.1
(Decrease) increase in cash and cash equivalents	$(33.6)	$103.3	$(136.9)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $68.0 million higher in the six months ended July 31, 2021 as compared to the six months ended August 1, 2020, primarily reflecting the following factors:

●	An increase in net earnings, after consideration of non-cash items, in the six months ended July 31, 2021, compared to the comparable period in 2020, primarily driven by the strong financial results of our Famous Footwear segment; and
●	A larger increase in accounts payable in the six months ended July 31, 2021, compared to the six months ended August 1, 2020; partially offset by
●	An increase in inventory during the six months ended July 31, 2021, compared to a decrease during the six months ended August 1, 2020; and
●	A smaller increase in accrued expenses and other liabilities during the six months ended July 31, 2021 compared to the three months ended August 1, 2020.

Supply chain financing:  Certain of our suppliers are given the opportunity to sell receivables from us related to products that we’ve purchased to participating financial institutions at a rate that leverages our credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. We negotiate payment and other terms with our suppliers, regardless of whether the supplier participates in the program, and our responsibility is limited to making payment based on the terms originally negotiated with the supplier.  These liabilities continue to be presented as accounts payable in our condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of July 31, 2021, we had $48.0 million of accounts payable subject to supply chain financing arrangements.  There was an immaterial amount of accounts payable subject to supply chain financing arrangements at August 1, 2020.

Cash used for investing activities was $0.8 million higher for the six months ended July 31, 2021 as compared to the six months ended August 1, 2020, reflecting slightly higher capital expenditures in the six months ended July 31, 2021.  In 2021, we expect our purchases of property and equipment and capitalized software to between $20 million and $30 million, as compared to $22.1 million in 2020.

Cash used for financing activities was $204.2 million higher for the six months ended July 31, 2021 as compared to the six months ended August 1, 2020, primarily due to $150.0 million of net repayments on our revolving credit agreement in the six months ended July 31, 2021, compared to net borrowings of $75.0 million in the comparable period in 2020.  In addition, we did not repurchase any shares under our share repurchase programs during the three months ended July 31, 2021, compared to $23.3 million in the three months ended August 1, 2020.

A summary of key financial data and ratios at the dates indicated is as follows:

	July 31, 2021	August 1, 2020	January 30, 2021
Operating working capital ($ millions) (1)	$100.4	$284.9	$191.8
Current ratio (2)	0.82:1	0.91:1	0.86:1
Debt-to-capital ratio (3)	54.9%	69.1%	68.8%
(1)	Operating working capital has been computed as total current assets, excluding cash, less total current liabilities, excluding borrowings under revolving credit agreement, current portion of long-term debt and lease obligations.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt (including the current portion) and borrowings under revolving credit agreement. Total capitalization is defined as total debt and total equity.

Operating working capital at July 31, 2021 was $100.4 million, which was $184.5 million lower than at August 1, 2020 and $91.4 million lower than at January 30, 2021.  Our current ratio was 0.82 to 1 as of July 31, 2021, compared to 0.91 to 1 at August 1, 2020 and 0.86:1 at January 30, 2021.  The decrease in both operating working capital and the current ratio from August 1, 2020 primarily reflects higher accounts payable at July 31, 2021, as well as the reclassification of the mandatory purchase obligation to current liabilities, reflecting the anticipated settlement in the third quarter of 2021.  The decrease in operating working capital from January 30, 2021 primarily reflects higher trade accounts payable and accrued expenses combined with an increase in the mandatory purchase obligation, partially offset by higher inventory.  Our debt-to-capital ratio was 54.9% as of July 31, 2021, compared to 69.1% as of August 1, 2020 and 68.8% at January 30, 2021.  The decrease in our debt-to-capital ratio from August 1, 2020 and January 30, 2021 primarily reflects lower borrowings on our revolving credit facility at July 31, 2021.  We believe our cash flows from operations, as well as $364.5 million in borrowing availability under the Credit Agreement, provide ample liquidity to meet the Company’s working capital needs for the foreseeable future.

We declared and paid dividends of $0.07 per share in the second quarter of both 2021 and 2020.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, long-term debt (including the current portion), interest on long-term debt, minimum license commitments, financial instruments, mandatory purchase obligation associated with the acquisition of Blowfish Malibu, one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

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

INFLATION

We have recently experienced inflationary pressures on our product costs.  We believe that the rates of inflation we have experienced have not had a significant effect on our net sales or operating earnings for the three and six months ended July 31, 2021.  While we have historically been able to offset our product cost increases by increasing prices, negotiating costs, or changing suppliers, we may not be able to offset price increases in the future, which may have an adverse effect on our results of operations and financial condition.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of July 31, 2021, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2021:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
May 2, 2021 - May 29, 2021	—	$—	—	2,651,489

May 30, 2021 - July 3, 2021	9,443	26.61	—	2,651,489

July 4, 2021 - July 31, 2021	—	—	—	2,651,489

Total	9,443	$26.61	—	2,651,489
(1)	Includes shares purchased as part of our publicly announced stock repurchase programs and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.
(2)	On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the repurchase of 2,500,000 shares of our outstanding common stock. In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of an additional 5,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have an expiration date. The Company did not repurchase any shares under these plans during the twenty-six weeks ended July 31, 2021. During the thirteen and twenty-six weeks ended August 1, 2020, the Company repurchased 1,391,234 and 2,902,122 shares, respectively. As of July 31, 2021, there were 2,651,489 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements.

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

CALERES, INC.

Date: September 7, 2021	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer