Form 10-Q
period 2021-10-30
CALERES INC
filed 2021-12-07
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 30, 2021

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of November 26, 2021, 38,089,914 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	October 30, 2021	October 31, 2020	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$74,772	$124,330	$88,295
Receivables, net	161,892	141,059	126,994
Inventories, net	543,218	507,365	487,955
Income taxes	35,026	53,888	33,925
Prepaid expenses and other current assets	47,790	45,513	45,387
Total current assets	862,698	872,155	782,556

Prepaid pension costs	96,705	59,267	88,833
Lease right-of-use assets	500,308	601,574	554,303
Property and equipment, net	155,516	189,207	172,437
Deferred income taxes	—	9,456	—
Goodwill and intangible assets, net	230,625	267,074	240,071
Other assets	28,706	28,327	28,850
Total assets	$1,874,558	$2,027,060	$1,867,050

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$175,000	$300,000	$250,000
Mandatory purchase obligation - Blowfish Malibu	54,558	30,146	39,134
Current portion of long-term debt	99,598	—	—
Trade accounts payable	352,084	285,582	280,501
Income taxes	22,371	7,053	5,069
Lease obligations	128,151	156,200	153,060
Other accrued expenses	238,298	180,927	177,745
Total current liabilities	1,070,060	959,908	905,509

Other liabilities:
Noncurrent lease obligations	452,786	556,343	518,942
Long-term debt	—	198,736	198,851
Income taxes	2,464	7,786	5,038
Deferred income taxes	13,603	12,944	8,244
Other liabilities	29,900	29,688	26,612
Total other liabilities	498,753	805,497	757,687

Equity:
Common stock	383	379	380
Additional paid-in capital	165,475	159,327	160,446
Accumulated other comprehensive loss	(8,471)	(31,184)	(9,136)
Retained earnings	143,711	128,149	48,557
Total Caleres, Inc. shareholders’ equity	301,098	256,671	200,247
Noncontrolling interests	4,647	4,984	3,607
Total equity	305,745	261,655	203,854
Total liabilities and equity	$1,874,558	$2,027,060	$1,867,050

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	October 30,2021	October 31,2020	October 30, 2021	October 31, 2020
Net sales	$784,156	$647,480	$2,098,323	$1,546,111
Cost of goods sold	448,805	390,508	1,165,792	984,621
Gross profit	335,351	256,972	932,531	561,490
Selling and administrative expenses	254,033	236,901	757,070	663,425
Impairment of goodwill and intangible assets	—	—	—	262,719
Restructuring and other special charges, net	—	—	13,482	65,625
Operating earnings (loss)	81,318	20,071	161,979	(430,279)
Interest expense, net	(5,069)	(10,881)	(28,803)	(33,747)
Loss on early extinguishment of debt	(649)	—	(649)	—
Other income, net	3,844	5,461	11,533	12,718
Earnings (loss) before income taxes	79,444	14,651	144,060	(451,308)
Income tax (provision) benefit	(19,759)	275	(39,838)	89,393
Net earnings (loss)	59,685	14,926	104,222	(361,915)
Net earnings attributable to noncontrolling interests	63	509	1,057	223
Net earnings (loss) attributable to Caleres, Inc.	$59,622	$14,417	$103,165	$(362,138)

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$1.56	$0.38	$2.70	$(9.67)

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$1.54	$0.38	$2.68	$(9.67)

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net earnings (loss)	$59,685	$14,926	$104,222	$(361,915)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(267)	401	(423)	(409)
Pension and other postretirement benefits adjustments	358	(67)	1,071	1,057
Derivative financial instruments	—	—	—	92
Other comprehensive income, net of tax	91	334	648	740
Comprehensive income (loss)	59,776	15,260	104,870	(361,175)
Comprehensive income attributable to noncontrolling interests	53	590	1,040	304
Comprehensive income (loss) attributable to Caleres, Inc.	$59,723	$14,670	$103,830	$(361,479)

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Thirty-Nine Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020
Operating Activities
Net earnings (loss)	$104,222	$(361,915)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	25,617	31,923
Amortization of capitalized software	4,417	4,410
Amortization of intangible assets	9,446	9,786
Amortization of debt issuance costs and debt discount	732	1,016
Fair value adjustments to Blowfish mandatory purchase obligation	15,424	14,946
Loss on early extinguishment of debt	649	—
Share-based compensation expense	8,811	6,920
Loss on disposal of property and equipment	640	848
Impairment charges for property, equipment, and lease right-of-use assets	3,399	35,620
Impairment of goodwill and intangible assets	—	262,719
Provision/adjustment for expected credit losses	(2,711)	10,663
Deferred income taxes	5,359	(41,790)
Changes in operating assets and liabilities:
Receivables	(32,188)	8,313
Inventories	(54,917)	110,954
Prepaid expenses and other current and noncurrent assets	(9,056)	(18,510)
Trade accounts payable	71,468	18,592
Accrued expenses and other liabilities	25,972	55,345
Income taxes, net	13,627	(47,833)
Other, net	(1,183)	(241)
Net cash provided by operating activities	189,728	101,766

Investing Activities
Purchases of property and equipment	(10,437)	(12,016)
Capitalized software	(4,122)	(3,525)
Net cash used for investing activities	(14,559)	(15,541)

Financing Activities
Borrowings under revolving credit agreement	363,000	340,500
Repayments under revolving credit agreement	(438,000)	(315,500)
Redemption of senior notes	(100,000)	—
Dividends paid	(8,011)	(8,148)
Debt issuance costs	(1,190)	—
Acquisition of treasury stock	—	(23,348)
Issuance of common stock under share-based plans, net	(3,779)	(1,078)
Contributions by noncontrolling interests, net	—	1,500
Other	(676)	(980)
Net cash used for financing activities	(188,656)	(7,054)
Effect of exchange rate changes on cash and cash equivalents	(36)	(59)
(Decrease) increase in cash and cash equivalents	(13,523)	79,112
Cash and cash equivalents at beginning of period	88,295	45,218
Cash and cash equivalents at end of period	$74,772	$124,330

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE JULY 31, 2021	38,268,064	$383	$162,122	$(8,572)	$86,764	$240,697	$4,594	$245,291
Net earnings					59,622	59,622	63	59,685
Foreign currency translation adjustment				(257)		(257)	(10)	(267)
Pension and other postretirement benefits adjustments, net of tax of $87				358		358		358
Comprehensive income				101	59,622	59,723	53	59,776
Dividends ($0.07 per share)					(2,675)	(2,675)		(2,675)
Issuance of common stock under share-based plans, net	(10,554)	(0)	(27)			(27)		(27)
Share-based compensation expense			3,380			3,380		3,380
BALANCE OCTOBER 30, 2021	38,257,510	$383	$165,475	$(8,471)	$143,711	$301,098	$4,647	$305,745

BALANCE AUGUST 1, 2020	37,912,156	$379	$156,913	$(31,437)	$116,385	$242,240	$2,894	$245,134
Net earnings					14,417	14,417	509	14,926
Foreign currency translation adjustment				320		320	81	401
Pension and other postretirement benefits adjustments, net of tax of $44				(67)		(67)		(67)
Comprehensive income (loss)				253	14,417	14,670	590	15,260
Contributions by noncontrolling interests							1,500	1,500
Dividends ($0.07 per share)					(2,653)	(2,653)		(2,653)
Acquisition of treasury stock	—	—			—	—		—
Issuance of common stock under share-based plans, net	32,018	0	(104)		—	(104)		(104)
Share-based compensation expense			2,518		—	2,518		2,518
BALANCE OCTOBER 31, 2020	37,944,174	$379	$159,327	$(31,184)	$128,149	$256,671	$4,984	$261,655

				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	(Loss) Income	Earnings	Equity	Interests	Total Equity
BALANCE AS OF JANUARY 30, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854
Net earnings					103,165	103,165	1,057	104,222
Foreign currency translation adjustment				(406)		(406)	(17)	(423)
Pension and other postretirement benefits adjustments, net of tax of $269				1,071		1,071		1,071
Comprehensive income				665	103,165	103,830	1,040	104,870
Dividends ($0.21 per share)					(8,011)	(8,011)		(8,011)
Issuance of common stock under share-based plans, net	291,306	3	(3,782)			(3,779)		(3,779)
Share-based compensation expense			8,811			8,811		8,811
BALANCE OCTOBER 30, 2021	38,257,510	$383	$165,475	$(8,471)	$143,711	$301,098	$4,647	$305,745

BALANCE FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130
Net (loss) earnings					(362,138)	(362,138)	223	(361,915)
Foreign currency translation adjustment				(490)		(490)	81	(409)
Unrealized loss on derivative financial instruments, net of tax of $31				92		92		92
Pension and other postretirement benefits adjustments, net of tax of $336				1,057		1,057		1,057
Comprehensive income (loss)				659	(362,138)	(361,479)	304	(361,175)
Contributions by noncontrolling interests						—	1,500	1,500
Dividends ($0.21 per share)					(8,148)	(8,148)		(8,148)
Acquisition of treasury stock	(2,902,122)	(29)			(23,319)	(23,348)		(23,348)
Issuance of common stock under share-based plans, net	449,539	4	(1,082)			(1,078)		(1,078)
Cumulative-effect adjustment from adoption of ASC 326					(2,146)	(2,146)		(2,146)
Share-based compensation expense			6,920			6,920		6,920
BALANCE OCTOBER 31, 2020	37,944,174	$379	$159,327	$(31,184)	$128,149	$256,671	$4,984	$261,655

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

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  Net sales and operating earnings were $4.7 million and $0.2 million, respectively, for the thirteen weeks and $14.5 million and $2.4 million, respectively, for the thirty-nine weeks ended October 30, 2021.  Net sales and operating earnings were not significant during the thirteen or thirty-nine weeks ended October 31, 2020.

The Company had a joint venture agreement with a subsidiary of C. banner International Holdings Limited (“CBI”) to market Naturalizer footwear in China. The Company was a 51% owner of the joint venture (“B&H Footwear”), with CBI owning the other 49%.  The license enabling the joint venture to market the footwear expired in August 2017 and the parties are in the process of dissolving their joint venture agreements.  The Company anticipates the liquidation to be completed during the fourth quarter of 2021.

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

COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic had a significant adverse impact on the United States economy and the retail industry.  The Company’s financial results were negatively impacted during the first half of 2020 as a result of the temporary closure of all retail stores beginning in mid-March.  The Company experienced sequential improvement in sales in the second half of 2020, driven by the reopening of the retail stores, and continued solid growth of the e-commerce business.  During the first half of 2021, as the vaccines became widely distributed and governments continued to ease restrictions, consumer sentiment and spending began to improve.  In addition, the additional stimulus measures approved by the federal government provided a boost in consumer spending.  These factors strengthened demand for our products, which contributed to higher store traffic and strong growth in the Company’s net sales and operating earnings for the thirty-nine weeks ended October 30, 2021.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted. The CARES Act includes a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  During 2020, the Company deferred approximately $9.4 million of employer social security payroll taxes.  As of October 30, 2021, approximately $4.7 million is recorded in other accrued expenses and $4.7 million is recorded in other liabilities on the condensed consolidated balance sheet.  As of October 31, 2020, approximately $7.0 million was recorded in other liabilities on the condensed consolidated balance sheet.

Corporate Headquarters Campus

In April 2021, the Company announced that it would begin marketing for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri.  The Company continues to evaluate offers and explore relocation and redevelopment options.  The Company does not anticipate the Campus to qualify as a completed sale within the next twelve months.  Accordingly, as of October 30, 2021, the Campus is considered held and used and classified within property and equipment, net on the condensed consolidated balance sheets.  In addition, the Company evaluated the Campus asset group for impairment indicators and determined that no indicators were present.

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

Impact of Prospective Accounting Pronouncements

In November 2020, the SEC issued SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information.  The rule amends existing requirements in Regulation S-K for disclosures related to management’s discussion and analysis and certain financial disclosure requirements.  The final rule became effective on February 10, 2021 and the amendments are required for a registrant’s first fiscal year ending on or after August 9, 2021, with early adoption permitted on an item-by-item basis.  The Company adopted the amendments associated with Items 301 and 302 of the rule during 2020.  The remaining provisions of the rule, which are not expected to have a material impact on the Company’s financial statement disclosures, will be reflected in the Form 10-K for the fiscal year ended January 29, 2022.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended October 30, 2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$429,914	$17,230	$—	$447,144
Landed wholesale - e-commerce - drop ship (1)	—	22,054	(644)	21,410
E-commerce - Company websites (1)	63,964	44,101	—	108,065
Total direct-to-consumer sales	493,878	83,385	(644)	576,619
First-cost wholesale - e-commerce (1)	—	567	—	567
Landed wholesale - e-commerce (1)	—	46,842	—	46,842
Landed wholesale - other	—	138,813	(10,373)	128,440
First-cost wholesale	—	27,315	—	27,315
Licensing and royalty	602	3,536	—	4,138
Other (2)	180	55	—	235
Net sales	$494,660	$300,513	$(11,017)	$784,156

	Thirteen Weeks Ended October 31, 2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$325,501	$14,291	$—	$339,792
Landed wholesale - e-commerce - drop ship (1)	—	21,256	—	21,256
E-commerce - Company websites (1)	66,058	35,100	—	101,158
Total direct-to-consumer sales	391,559	70,647	—	462,206
First-cost wholesale - e-commerce (1)	—	99	—	99
Landed wholesale - e-commerce (1)	—	42,001	—	42,001
Landed wholesale - other	—	136,627	(11,813)	124,814
First-cost wholesale	—	15,368	—	15,368
Licensing and royalty	—	2,809	—	2,809
Other (2)	147	36	—	183
Net sales	$391,706	$267,587	$(11,813)	$647,480

	Thirty-Nine Weeks Ended October 30, 2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,166,837	$44,241	$—	$1,211,078
Landed wholesale - e-commerce - drop ship (1)	—	62,529	(1,477)	61,052
E-commerce - Company websites (1)	178,367	136,458	—	314,825
Total direct-to-consumer sales	$1,345,204	$243,228	$(1,477)	$1,586,955
First-cost wholesale - e-commerce (1)	—	2,340	—	2,340
Landed wholesale - e-commerce (1)	—	114,608	—	114,608
Landed wholesale - other	—	353,597	(36,445)	317,152
First-cost wholesale	—	67,651	—	67,651
Licensing and royalty	602	8,302	—	8,904
Other (2)	607	106	—	713
Total net sales	$1,346,413	$789,832	$(37,922)	$2,098,323

	Thirty-Nine Weeks Ended October 31, 2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$712,761	$33,173	$—	$745,934
Landed wholesale - e-commerce - drop ship (1)	—	61,235	—	61,235
E-commerce - Company websites (1)	203,888	108,926	—	312,814
Total direct-to-consumer sales	$916,649	$203,334	$—	$1,119,983
First-cost wholesale - e-commerce (1)	—	601	—	601
Landed wholesale - e-commerce (1)	—	91,477	—	91,477
Landed wholesale - other	—	327,322	(39,229)	288,093
First-cost wholesale	—	39,139	—	39,139
Licensing and royalty	—	6,463	—	6,463
Other (2)	244	111	—	355
Net sales	$916,893	$668,447	$(39,229)	$1,546,111
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

The Company also licenses its Famous Footwear trade name and logo to a third-party financial institution to offer Famous Footwear-branded credit cards to its consumers.  The Company receives royalties based upon cardholder spending, which is recognized as licensing revenue at the time when the credit card is used.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	October 30, 2021	October 31, 2020	January 30, 2021
Customer allowances and discounts	$20,277	$22,182	$17,043
Loyalty programs liability	18,354	14,634	13,986
Returns reserve	15,704	14,889	11,040
Gift card liability	5,034	4,909	6,091

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented. In addition, during the thirty-nine weeks ended October 30, 2021, the loyalty programs liability increased $27.4 million due to points and material rights earned on purchases and decreased $23.0 million due to expirations and redemptions. During the thirty-nine weeks ended October 31, 2020, the loyalty programs liability increased $20.7 million due to points and material rights earned on purchases and decreased $22.5 million due to expirations and redemptions.

The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirty-Nine Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020
Balance, beginning of period	$14,928	$1,813
Adjustment upon adoption of ASU 2016-13	—	2,521
Provision/adjustment for expected credit losses (1)	(2,711)	10,663
Uncollectible accounts written off, net of recoveries	(2,724)	221
Balance, end of period	$9,493	$15,218
(1)	The Company’s provision/adjustment for expected credit losses for the thirty-nine weeks ended October 31, 2020 was higher than the comparable period in 2021 as a result of the COVID-19 pandemic and its impact on the financial condition of several of the Company’s wholesale customers.

Note 4    Earnings (Loss) Per Share

The Company uses the two-class method to compute basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders for the periods ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

NUMERATOR
Net earnings (loss)	$59,685	$14,926	$104,222	$(361,915)
Net earnings attributable to noncontrolling interests	(63)	(509)	(1,057)	(223)
Net earnings (loss) attributable to Caleres, Inc.	$59,622	$14,417	$103,165	$(362,138)
Net earnings allocated to participating securities	(2,140)	(512)	(3,737)	—
Net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities	$57,482	$13,905	$99,428	$(362,138)

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	36,889	36,554	36,825	37,439
Dilutive effect of share-based awards	457	176	294	—
Denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	37,346	36,730	37,119	37,439

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$1.56	$0.38	$2.70	$(9.67)

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$1.54	$0.38	$2.68	$(9.67)

Options to purchase 16,667 shares of common stock for both the thirteen and thirty-nine weeks ended October 30, 2021 were not included in the denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.  Options to purchase 24,667 shares of common stock were excluded from the denominator for both the thirteen and thirty-nine weeks ended October 31, 2020.

During the thirty-nine weeks ended October 31, 2020, the Company repurchased 2,902,122 shares under the 2018 and 2019 publicly announced share repurchase programs, which permits repurchases of up to 2.5 million and 5.0 million shares, respectively.  The Company did not repurchase any shares under the share repurchase programs during the thirteen weeks ended October 31, 2020 or the thirty-nine weeks ended October 30, 2021.  Refer to further discussion in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Note 5    Restructuring and Other Special Charges

Blowfish Mandatory Purchase Obligation

In 2018, the Company acquired a controlling interest in Blowfish Malibu.  The remaining interest was subject to a mandatory purchase obligation after a three-year period, which ended on July 31, 2021, based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation and remeasurement adjustments were recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $1.9 million ($1.4 million on an after-tax basis, or $0.04 per diluted share) for the thirteen weeks ended October 30, 2021, reflecting the settlement of the remaining interest in Blowfish Malibu.  Fair value adjustments totaled $15.4 million ($11.5 million on an after-tax basis, or $0.30 per diluted share) for the thirty-nine weeks ended October 30, 2021.  For the thirteen and thirty-nine weeks ended October 31, 2020, the Company recorded fair value adjustments of $5.1 million ($3.8 million on an after-tax basis, or $0.10 per diluted share) and $14.9 million ($11.1 million on an after-tax basis, or $0.30 per diluted share), respectively.  As of October 30, 2021, the mandatory purchase obligation was valued at $54.6 million.  The mandatory purchase obligation was paid subsequent to the third quarter of 2021, on November 4, 2021.  Refer to further discussion regarding the mandatory purchase obligation in Note 14 to the condensed consolidated financial statements.

Brand Exits

During the thirty-nine weeks ended October 30, 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2021.  These charges are presented in restructuring and special charges on the condensed consolidated statements of earnings (loss) within the Brand Portfolio segment for the thirty-nine weeks ended October 30, 2021.  As of October 30, 2021, reserves of $2.5 million were included on the condensed consolidated balance sheets.

During the thirty-nine weeks ended October 31, 2020, the Company incurred costs of $1.6 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) related to the decision to exit the Fergie brand.  These charges, which represented inventory markdowns required to reduce the value of inventory to net realizable value, are presented in cost of goods sold on the condensed consolidated statements of earnings (loss) within the Brand Portfolio segment for the thirty-nine weeks ended October 31, 2020.

COVID-19-Related Expenses

During the thirty-nine weeks ended October 31, 2020, the Company incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business totaling $99.0 million ($78.0 million on an after-tax basis, or $2.08 per diluted share).  These costs included non-cash impairment of property and equipment and lease right-of-use assets, incremental inventory markdowns, employee severance and other direct expenses specific to the impact of COVID-19 on the Company’s operations.  Of the $99.0 million in charges, $65.6 million is presented as restructuring and other special charges, net and $33.4 million is reflected as cost of goods sold in the condensed consolidated statements of earnings (loss).   Of the $65.6 million reflected as restructuring and other special charges, $48.4 million is reflected in the Brand Portfolio segment, $16.6 million is reflected in the Famous Footwear segment and $0.6 million is reflected within the Eliminations and Other category.  The $33.4 million reflected as cost of goods sold represents incremental inventory markdowns, of which $27.4 million is reflected in the Brand Portfolio segment and $6.0 million is reflected in the Famous Footwear segment.  There were no corresponding special charges for the thirty-nine weeks ended October 30, 2021.  Refer to Note 9 to the condensed consolidated financial statements for additional information regarding the impact of COVID-19 on the Company’s leases.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended October 30, 2021 and October 31, 2020:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended October 30, 2021
Net sales	$494,660	$300,513	$(11,017)	$784,156
Intersegment sales (1)	—	11,017	—	11,017
Operating earnings (loss)	87,375	11,383	(17,440)	81,318
Segment assets	736,858	909,175	228,525	1,874,558

Thirteen Weeks Ended October 31, 2020
Net sales	$391,706	$267,587	$(11,813)	$647,480
Intersegment sales (1)	—	11,813	—	11,813
Operating earnings (loss)	27,845	7,304	(15,078)	20,071
Segment assets	837,228	924,976	264,856	2,027,060

Thirty-Nine Weeks Ended October 30, 2021
Net sales	$1,346,413	$789,832	$(37,922)	$2,098,323
Intersegment sales (1)	—	37,922	—	37,922
Operating earnings (loss)	220,746	25,116	(83,883)	161,979

Thirty-Nine Weeks Ended October 31, 2020
Net sales	$916,893	$668,447	$(39,229)	$1,546,111
Intersegment sales (1)	—	39,229	—	39,229
Operating loss	(38,651)	(352,556)	(39,072)	(430,279)
(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings (loss) to earnings (loss) before income taxes:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating earnings (loss)	$81,318	$20,071	$161,979	$(430,279)
Interest expense, net	(5,069)	(10,881)	(28,803)	(33,747)
Loss on early extinguishment of debt	(649)	—	(649)	—
Other income, net	3,844	5,461	11,533	12,718
Earnings (loss) before income taxes	$79,444	$14,651	$144,060	$(451,308)

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	October 30, 2021	October 31, 2020	January 30, 2021
Raw materials	$14,951	$14,907	$14,592
Work-in-process	581	293	349
Finished goods	527,686	492,165	473,014
Inventories, net	$543,218	$507,365	$487,955

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	October 30, 2021	October 31, 2020	January 30, 2021
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	342,083	365,888	342,083
Total intangible assets	344,883	368,688	344,883
Accumulated amortization	(119,214)	(106,570)	(109,768)
Total intangible assets, net	225,669	262,118	235,115
Goodwill
Brand Portfolio (1)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$230,625	$267,074	$240,071
(1)	The carrying amount of goodwill as of October 30, 2021, October 31, 2020 and January 30, 2021 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of October 30, 2021, October 31, 2020 and January 30, 2021 were as follows:

($ thousands)	October 30, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis (2)	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$109,545	$10,200	$179,743
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	9,669	4,005	30,526
		$451,088	$119,214	$106,205	$225,669

	October 31, 2020
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis (2)	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$99,376	$10,200	$189,912
Trade names	Indefinite	107,400	—	72,200	35,200
Customer relationships	15 - 16	44,200	7,194	—	37,006
		$451,088	$106,570	$82,400	$262,118

	January 30, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis (2)	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$101,919	$10,200	$187,369
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	7,849	4,005	32,346
		$451,088	$109,768	$106,205	$235,115
(2)	The Via Spiga trade name was reclassified from indefinite-lived trade names to definite-lived trade names. The remaining carrying value of $0.1 million as of October 30, 2021 will be fully amortized by the end of fiscal 2021.

Amortization expense related to intangible assets was $3.1 million and $3.3 million for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively, and $9.4 million and $9.8 million for the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $12.6 million in 2021, $12.1 million in 2022, $11.9 million in 2023, and $11.0 million in 2024 and 2025.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization and the impact of the pandemic on the Company’s business operations, the Company determined that an interim assessment of goodwill was required.  A quantitative assessment was performed for all reporting units as of May 2, 2020.  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million.  The Company recorded no goodwill impairment charges during the thirty-nine weeks ended October 30, 2021 or the thirteen weeks ended October 31, 2020.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  As a result of the triggering event from the economic impacts of COVID-19, an interim assessment was performed as of May 2, 2020.  The indefinite-lived intangible asset impairment review resulted in total impairment charges of $22.4 million during the first quarter of 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trade name and $10.2 million of impairment associated with the indefinite-lived Via Spiga trade name.  The carrying value of the Via Spiga trade name of $0.5 million is being amortized over approximately two years.  In addition to the interim assessment, the Company tested the indefinite-lived intangible assets as of the first day of the fourth fiscal quarter.  As a result of the impairment indicator for Allen Edmonds, the Company also tested the definite-lived Allen Edmonds customer relationships intangible asset.  Those assessments resulted in additional impairment totaling $23.8 million, consisting of $19.8 million associated with the Allen Edmonds trade name and $4.0 million associated with the Allen Edmonds customer relationships intangible asset.  The Company recorded no impairment charges during the thirty-nine weeks ended October 30, 2021 or the thirteen weeks ended October 31, 2020.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The Company recorded asset impairment charges of $1.1 million and $0.4 million during the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively.  The Company recorded asset impairment charges of $3.4 million and $35.6 million during the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.  The impairment charges recorded in the thirteen and thirty-nine weeks ended October 30, 2021 are related to underperforming retail stores.  The impairment charges recorded in the thirty-nine weeks ended October 31, 2020, including $21.1 million associated with operating lease right-of-use assets and $14.5 million associated with property and equipment, reflect the impact of the COVID-19 pandemic on the Company’s retail operations and estimates of remaining cash flows for each store.  Refer to Note 5 and Note 14 to the condensed consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures during the first half of 2020 associated with the pandemic, certain leases were amended to provide rent abatements and/or deferral of lease payments.  Deferred payments continue to be reflected in lease obligations on the condensed consolidated balance sheets.  Under relief provided by the FASB, entities could make a policy election to account for COVID-19-related lease concessions as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company made a policy election to account for rent abatements as variable rent.  Accordingly, during the thirteen and thirty-nine weeks ended October 30, 2021, the Company recorded $0.1 million and $1.7 million, respectively, in lease concessions as a reduction of rent expense within selling and administrative expenses in the condensed consolidated statements of earnings (loss).  During the thirteen and thirty-nine weeks ended October 31, 2020, the Company recorded $1.7 million and $3.7 million in lease concessions.  Rent concessions for leases that were extended were recognized as a lease modification.

During the thirty-nine weeks ended October 30, 2021, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $77.7 million on the condensed consolidated balance sheets.  As of October 30, 2021, the Company has entered into lease commitments for two retail locations for which the leases have not yet commenced.  The Company anticipates that both leases will begin in the next fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $1.3 million will be recorded in the next fiscal year on the condensed consolidated balance sheets.

The components of lease expense for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020 were as follows:

	Thirteen Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020
Operating lease expense	$35,140	$38,568
Variable lease expense	10,982	12,739
Short-term lease expense	737	1,775
Sublease income	(419)	(29)
Total lease expense	$46,440	$53,053

	Thirty-Nine Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020
Operating lease expense	$112,838	$124,906
Variable lease expense	30,985	36,090
Short-term lease expense	2,011	3,872
Sublease income	(477)	(76)
Total lease expense	$145,357	$164,792

Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020
Cash paid for lease liabilities (1)	$140,930	$99,517
Cash received from sublease income	477	76

(1)	Cash paid for lease liabilities for the thirty-nine weeks ended October 30, 2021 includes payment of certain lease payments deferred in 2020, as described above, as well as lease termination costs associated with the Naturalizer retail store closings, as further discussed in Note 5 to the condensed consolidated financial statements. In addition, cash paid for lease liabilities during the thirty-nine weeks ended October 31, 2020 was significantly lower than comparable periods, reflecting the deferral of lease payments during the onset of the pandemic.

Note 10  Long-term and Short-term Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC and Vionic International LLC are each co-borrowers and guarantors.  On October 5, 2021, the Company entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be further increased by up to $250.0 million.  The Credit Agreement also decreased the spread applied to the London Interbank Offered Rate (“LIBOR”) or prime rate by a total of 75 basis points.

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

Interest on borrowings is at variable rates based on LIBOR (with a floor of 0.0%), or the prime rate (as defined in the Credit Agreement), plus a spread.  The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement.  There is an unused line fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

The Credit Agreement limits the Company’s ability to create, incur, assume or permit to exist additional indebtedness and liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets.  In addition, if excess availability falls below the greater of 10.0% of the Loan Cap and $40.0 million for three consecutive business days, and the fixed charge coverage ratio is less than 1.25 to 1.0, the Company would be in default under the Credit Agreement and certain additional covenants would be triggered.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of October 30, 2021.

At October 30, 2021, the Company had $175.0 million of borrowings outstanding and $12.5 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $312.5 million at October 30, 2021.

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

If the Company experiences specific kinds of changes of control, it would be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest and Additional Interest, if any, to, but not including, the date of repurchase.  The Senior Notes also contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of October 30, 2021, the Company was in compliance with all covenants and restrictions relating to the Senior Notes.

On August 16, 2021, the Company redeemed $100.0 million of Senior Notes at 100.0%.  During the thirteen weeks ended October 30, 2021, the Company determined that it would redeem the remaining $100.0 million of Senior Notes during the fourth quarter of 2021.  Accordingly, the Company classified $100.0 million aggregate principal amount of its Senior Notes as a current liability.  On November 18, 2021, the Company notified the holders of the Senior Notes that the remaining $100.0 million would be redeemed in January 2022.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended October 30, 2021 and October 31, 2020:

		Pension and	Derivative
		Other	Financial	Accumulated
	Foreign	Postretirement	Instrument	Other
	Currency	Transactions	Transactions	Comprehensive
($ thousands)	Translation	(1)	(2)	(Loss) Income
Balance at July 31, 2021	$(260)	$(8,312)	$—	$(8,572)
Other comprehensive loss before reclassifications	(257)	—	—	(257)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	445	—	445
Tax benefit	—	(87)	—	(87)
Net reclassifications	—	358	—	358
Other comprehensive (loss) income	(257)	358	—	101
Balance at October 30, 2021	$(517)	$(7,954)	$—	$(8,471)

Balance at August 1, 2020	$(1,390)	$(30,047)	$—	$(31,437)
Other comprehensive income before reclassifications	320	—	—	320
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	(111)	—	(111)
Tax provision (3)	—	44	—	44
Net reclassifications	—	(67)	—	(67)
Other comprehensive income (loss)	320	(67)	—	253
Balance at October 31, 2020	$(1,070)	$(30,114)	$—	$(31,184)

Balance at January 30, 2021	$(111)	$(9,025)	$—	$(9,136)
Other comprehensive loss before reclassifications	(406)	—	—	(406)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,340	—	1,340
Tax benefit	—	(269)	—	(269)
Net reclassifications	—	1,071	—	1,071
Other comprehensive (loss) income	(406)	1,071	—	665
Balance at October 30, 2021	$(517)	$(7,954)	$—	$(8,471)

Balance at February 1, 2020	$(580)	$(31,171)	$(92)	$(31,843)
Other comprehensive (loss) income before reclassifications	(490)	—	87	(403)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,393	6	1,399
Tax benefit (3)	—	(336)	(1)	(337)
Net reclassifications	—	1,057	5	1,062
Other comprehensive (loss) income	(490)	1,057	92	659
Balance at October 31, 2020	$(1,070)	$(30,114)	$—	$(31,184)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.
(2)	Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses. Refer to Note 1 to the condensed consolidated financial statements for additional information related to derivative financial instruments.
(3)	Includes approximately $0.5 million of expense related to a valuation allowance on net deferred taxes, including those related to other comprehensive income, for the Company’s Canadian subsidiary.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $3.4 million and $2.5 million during the thirteen weeks and $8.8 million and $6.9 million during the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively.

The Company had net (repurchases) issuances of (10,554) and 32,018 shares of common stock during the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the thirty-nine weeks ended October 30, 2021 and October 31, 2020, the Company had net issuances of 291,306 and 449,539 shares of common stock, respectively, related to the share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 30, 2021			October 31, 2020
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
July 31, 2021	1,380,246	$14.05	August 1, 2020	1,360,602	$17.81
Granted	—	—	Granted	35,000	9.73
Forfeited	(9,500)	15.72	Forfeited	(875)	14.51
Vested	(3,500)	26.42	Vested	(6,500)	25.18
October 30, 2021	1,367,246	$14.01	October 31, 2020	1,388,227	$17.57

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 30, 2021			October 31, 2020
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
January 30, 2021	1,397,227	$16.74	February 1, 2020	1,271,795	$26.77
Granted	568,916	18.73	Granted	598,431	6.14
Forfeited	(78,375)	15.48	Forfeited	(68,787)	23.11
Vested	(520,522)	26.26	Vested	(413,212)	28.23
October 30, 2021	1,367,246	$14.01	October 31, 2020	1,388,227	$17.57

There were no restricted shares granted during the thirteen weeks ended October 30, 2021.  Of the 568,916 restricted shares granted during the thirty-nine weeks ended October 30, 2021, 4,910 shares have a cliff-vesting term of one year, 20,000 shares have a cliff-vesting term of two years and 544,006 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  All of the restricted shares granted during the thirteen weeks ended October 31, 2020 have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 598,431 restricted shares granted during the thirty-nine weeks ended October 31, 2020, 585,683 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years and 12,748 shares have a cliff-vesting term of one year.  Share-based compensation expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Share Awards

There were no performance-based share awards granted by the Company during the thirteen weeks ended October 30, 2021. During the thirty-nine weeks ended October 30, 2021, the Company granted performance share awards for a targeted 175,500 shares, with a weighted-average grant date fair value of $18.63 in connection with the 2020 performance award.  During the thirteen and thirty-nine weeks ended October 31, 2020, the Company granted performance share awards for a targeted 87,750 shares, with a weighted-average grant date fair value of $7.47.  Vesting of performance-based awards is generally dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

During the thirty-nine weeks ended October 30, 2021, the Company granted long-term incentive awards payable in cash for the 2021-2023 performance period, with a target value of $6.5 million and a maximum value of $13.0 million.  These awards, which vest after a three-year period, are dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award. The estimated value of the award, which is reflected within other liabilities on the condensed consolidated balance sheets, is being accrued over the three-year performance period.  There were no long-term cash incentive awards granted by the Company during the thirteen weeks ended October 30, 2021 or during the thirty-nine weeks ended October 31, 2020.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  The Company granted 1,739 and 3,618 for dividend equivalents, during the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively, with weighted-average grant date fair values of $22.49 and $9.78, respectively.  The Company granted 44,180 and 118,150 RSUs to non-employee directors, including 4,900 and 16,166 for dividend equivalents, during the thirty-nine weeks ended October 30, 2021 and October 31, 2020, respectively, with weighted-average grant date fair values of $27.03 and $10.01, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Service cost	$1,872	$2,005	$—	$—
Interest cost	2,811	2,970	8	10
Expected return on assets	(7,108)	(8,330)	—	—
Amortization of:
Actuarial loss (gain)	601	240	(27)	(27)
Prior service income	(129)	(324)	—	—
Total net periodic benefit income	$(1,953)	$(3,439)	$(19)	$(17)

	Pension Benefits		Other Postretirement Benefits
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Service cost	$5,615	$6,412	$—	$—
Interest cost	8,430	9,252	28	31
Expected return on assets	(21,331)	(23,205)	—	—
Amortization of:
Actuarial loss (gain)	1,808	2,506	(82)	(82)
Prior service income	(386)	(1,031)	—	—
Settlement cost	—	222	—	—
Curtailment gain	—	(189)	—	—
Total net periodic benefit income	$(5,864)	$(6,033)	$(54)	$(51)

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the remaining interest in conjunction with the acquisition of Blowfish Malibu in July 2018.  The fair value of the mandatory purchase obligation was based on the earnings formula specified in the purchase agreement (Level 3).  Fair value adjustments on the mandatory purchase obligation were recorded as interest expense.  During the thirteen weeks ended October 30, 2021 and October 31, 2020, the Company recorded fair value adjustments of $1.9 million and $5.1 million, respectively.  During the thirty-nine weeks ended October 30, 2021 and October 31, 2020, the Company recorded fair value adjustments of $15.4 million and $14.9 million, respectively.  The mandatory purchase obligation of $54.6 million was paid on November 4, 2021.  Refer to further discussion of the mandatory purchase obligation in Note 5 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 30, 2021, October 31, 2020 and January 30, 2021.  During the thirty-nine weeks ended October 30, 2021 and October 31, 2020, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
October 30, 2021:
Cash equivalents – money market funds	$35,000	$35,000	$—	$—
Non-qualified deferred compensation plan assets	7,789	7,789	—	—
Non-qualified deferred compensation plan liabilities	(7,789)	(7,789)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,764)	(1,764)	—	—
Restricted stock units for non-employee directors	(2,558)	(2,558)	—	—
Mandatory purchase obligation - Blowfish Malibu	(54,558)	—	—	(54,558)
October 31, 2020:
Cash equivalents – money market funds	$82,500	$82,500	$—	$—
Non-qualified deferred compensation plan assets	7,741	7,741	—	—
Non-qualified deferred compensation plan liabilities	(7,741)	(7,741)	—	—
Deferred compensation plan liabilities for non-employee directors	(813)	(813)	—	—
Restricted stock units for non-employee directors	(840)	(840)	—	—
Mandatory purchase obligation - Blowfish Malibu	(30,146)	—	—	(30,146)
January 30, 2021:
Cash equivalents – money market funds	$45,000	$45,000	$—	$—
Non-qualified deferred compensation plan assets	7,918	7,918	—	—
Non-qualified deferred compensation plan liabilities	(7,918)	(7,918)	—	—
Deferred compensation plan liabilities for non-employee directors	(989)	(989)	—	—
Restricted stock units for non-employee directors	(1,661)	(1,661)	—	—
Mandatory purchase obligation - Blowfish Malibu	(39,134)	—	—	(39,134)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $542.3 million and

$657.6 million at October 30, 2021 and October 31, 2020, respectively, were assessed for indicators of impairment and written down to their fair value.  This assessment resulted in the following impairment charges, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.  Higher impairment charges were recorded in the thirty-nine weeks ended October 31, 2020, reflecting the deteriorating economic conditions driven in part by the COVID-19 pandemic, as further discussed in Note 5 and Note 9 to the condensed consolidated financial statements.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Long-Lived Asset Impairment Charges
Famous Footwear	$400	$—	$1,200	$14,896
Brand Portfolio	711	398	2,199	20,724
Total long-lived asset impairment charges	$1,111	$398	$3,399	$35,620

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	October 30, 2021		October 31, 2020		January 30, 2021
	Carrying		Carrying		Carrying
($ thousands)	Value (1)	Fair Value	Value (1)	Fair Value	Value (1)	Fair Value
Borrowings under revolving credit agreement	$175,000	$175,000	$300,000	$300,000	$250,000	$250,000
Current portion of long-term debt	100,000	100,000	—	—	—	—
Long-term debt	—	—	200,000	188,750	200,000	201,000
Total debt	$275,000	$275,000	$500,000	$488,750	$450,000	$451,000
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

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were a provision of 24.9% and a benefit of 1.9% for the thirteen weeks ended October 30, 2021 and October 31, 2020, respectively.  The lower effective tax rate for the thirteen weeks ended October 31, 2020 reflects the impact of a higher anticipated full year tax benefit, driven by the impact of the CARES Act, which permitted the Company to carry back 2020 losses to years with a higher federal tax rate, and the mix of projected earnings between international and domestic jurisdictions.

The Company’s consolidated effective tax rate was a provision of 27.7% for the thirty-nine weeks ended October 30, 2021, compared to a benefit of 19.8% for the thirty-nine weeks ended October 31, 2020.  The higher tax rate for the thirty-nine weeks ended October 30, 2021 primarily reflects strong domestic earnings and incremental valuation allowances for the Company’s deferred tax assets in certain jurisdictions.  The rate also reflects the non-deductibility of losses at the Company’s Canadian business division, which were driven by exit-related costs associated with Naturalizer retail stores during the first quarter of 2021.  The Company's effective tax rate for the thirty-nine weeks ended October 31, 2020 was impacted by several discrete tax items, including the non-deductibility of a portion of the Company's intangible asset impairment charges, the provision of a valuation allowance related to certain state and Canada deferred tax assets, and the incremental tax provision related to the vesting of stock awards.  Offsetting these impacts was a benefit associated with the CARES Act, which permitted the Company to carry back 2020 losses to years with a higher federal tax rate.

As of October 30, 2021, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act. The Company periodically evaluates its foreign investment opportunities and plans, as well as its foreign working capital needs, to determine the level of investment required and, accordingly, determines the level of foreign earnings that is considered indefinitely reinvested. Based upon that evaluation, earnings of the Company’s foreign subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted foreign earnings.

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

The cumulative expenditures for both on-site and off-site remediation through October 30, 2021 were $32.3 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at October 30, 2021 is $9.9 million, of which $8.9 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses.  Of the total $9.9 million reserve, $5.1 million is for off-site remediation and $4.8 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $13.7 million as of October 30, 2021.  The Company expects to spend approximately $0.6 million in 2021, $0.1 million in each of the following four years and $12.7 million in the aggregate thereafter related to the on-site remediation.

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

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We achieved exceptional financial results in the third quarter of 2021, driven by a successful back-to-school season and strong consumer demand.  We recorded sequential net sales growth and strong gross margins, and achieved the highest third quarter operating earnings in our history.  Our strong performance was driven by our Famous Footwear segment, which reported a 26.5% increase in same-store sales and an operating margin of 17.7%, which was the highest third quarter operating margin in its history.  Our Brand Portfolio segment also contributed to our strong results in the third quarter of 2021, with a 12.3% increase in net sales and a 55.8% increase in operating earnings compared to the third quarter of 2020.

Our financial results were negatively impacted in 2020 by the coronavirus (“COVID-19”) pandemic, including the temporary closure of all of our retail stores beginning in mid-March, with a phased re-opening beginning in mid-May.  We experienced sequential improvement in sales in the latter part of 2020, driven by the reopening of our retail stores, and continued solid growth of our e-commerce business.  During the first nine months of 2021, as the vaccines became widely distributed and governments continued to ease restrictions, consumer sentiment and spending improved, which contributed to higher store traffic and strong growth in our net sales and operating earnings.

Financial Highlights

Following is a summary of the financial highlights for the third quarter of 2021:

●	Consolidated net sales increased $136.7 million, or 21.1%, to $784.2 million in the third quarter of 2021, compared to $647.5 million in the third quarter of 2020. Our Famous Footwear segment’s net sales of $494.7 million were the highest quarterly net sales in its history. Net sales in our Brand Portfolio segment increased $32.9 million, or 12.3%, compared to the third quarter of 2020. On a consolidated basis, our direct-to-consumer sales represented approximately 73% of consolidated net sales for the third quarter of 2021, compared to 71% in the third quarter of 2020.
●	Consolidated gross profit increased $78.4 million, or 30.5%, to $335.4 million in the third quarter of 2021, compared to $257.0 million in the third quarter of 2020. Our gross profit margin increased to 42.8% in the third quarter of 2021, compared to 39.7% in the third quarter of 2020, reflecting a decline in promotional activity driven by strong consumer demand, partially offset by higher inbound freight costs.
●	Consolidated operating earnings increased $61.2 million to $81.3 million in the third quarter of 2021, compared to $20.1 million in the third quarter of 2020.
●	Consolidated net earnings attributable to Caleres, Inc. were $59.6 million, or $1.54 per diluted share, in the third quarter of 2021, compared to $14.4 million, or $0.38 per diluted share, in the third quarter of 2020.

The following items should be considered in evaluating the comparability of our third quarter results in 2021 and 2020:

●	Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and Note 14 to the condensed consolidated financial statements, the Blowfish Malibu noncontrolling interest was subject to a mandatory purchase obligation after a three-year period following the 2018 acquisition, based on an earnings multiple formula. During the third quarter of 2021, we recorded a final fair value adjustment of $1.9 million ($1.4 million on an after-tax basis, or $0.04 per diluted share), compared to an adjustment of $5.1 million ($3.8 million on an after-tax basis, or $0.10 per diluted share) in the third quarter of 2020. The fair value adjustments are recorded as interest expense, net in the condensed consolidated statements of earnings (loss). The purchase obligation was settled for $54.6 million on November 4, 2021, subsequent to the end of the third quarter, utilizing borrowings under our revolving credit agreement.
●	Loss on early extinguishment of debt – During the third quarter of 2021, we incurred a loss of $0.6 million ($0.5 million on an after-tax basis, or $0.01 per diluted share) related to the redemption of $100 million of our Senior Notes in August 2021, prior to maturity, and the amendment of our revolving credit facility prior to its maturity. Refer to Note 10 to the condensed consolidated financial statements for further discussion.

Recent Developments – Supply Chain Disruptions

While we achieved strong financial results for the third quarter of 2021, we continue to experience global supply chain disruptions, including a delay in the receipt of inventory due to port congestion, reduced shipping vessel and container availability, and factory closures, as well as higher inbound freight costs, all of which resulted in incremental freight expenses and lower gross profit of approximately $11.5 million for the Brand Portfolio segment during the third quarter of 2021.  We are actively working to minimize the impact of these disruptions by diversifying and leveraging our sourcing model, but we anticipate higher inbound freight costs in the fourth quarter of 2021 and into 2022.  As of October 30, 2021, our Brand Portfolio segment has over $100 million of inventory in transit that is not yet available to sell.  Depending on the timing of receipt of this inventory, it is possible that certain customers may cancel their orders or demand price concessions for the late receipts.  If we are unable to sell this in-transit inventory, we may have to liquidate it through other less profitable channels, which may negatively impact our gross margins.  In addition, the supply chain delays and inflationary cost pressures we are currently experiencing may limit our ability to meet incremental consumer demand and may negatively impact net sales during the fourth quarter of 2021 and into 2022.  The extent and duration of these supply chain disruptions and higher freight costs are uncertain.  However, we are actively working to mitigate these cost pressures and recover a portion of the increased costs through price increases.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Same-store sales

The same-store sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though other retailers may calculate the metric differently.  Management uses the same-store sales metric as a measure of an individual store’s success to determine whether it is performing in line with expectations.  Our same-store sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open for at least 13 months.  In addition, in order to be included in the same-store sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores (including the temporary store closures for a portion of 2020 for all of our Famous Footwear and Brand Portfolio stores in North America) are excluded from the same-store sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.  We believe the same-store sales metric is useful to shareholders and investors in assessing our retail sales performance of existing locations with comparable prior year sales, separate from the impact of store openings or store closures.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store’s success to determine whether it is performing in line with expectations. The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.  This metric was adversely impacted by the temporary retail store closures during a portion of the nine months ended October 31, 2020 and therefore, the metric is not comparable to the nine months ended October 30, 2021.

Outlook

While the global supply chain disruptions have caused uncertainty in the macro environment, we are actively working with our suppliers to help offset the impacts to our business and financial performance. Although we believe we are well-positioned to navigate through the supply chain disruptions by responding to the variables within our control, including actively working to mitigate cost pressures through price increases, we expect the inflationary economy and the increase in inbound freight costs to impact our financial results in the fourth quarter of 2021.  As we ship spring 2022 orders, we anticipate the price increases currently being implemented will mitigate the impact of the higher freight costs.  We continued to make excellent progress toward our balance sheet initiatives during the third quarter of 2021, including redeeming $100.0 million aggregate principal amount of our Senior Notes and securing more advantageous terms on the revolving credit agreement.  We believe these actions, in addition to redeeming the remaining $100.0 million of Senior Notes in the fourth quarter, will result in approximately a $12 million decline in annual interest expense.  We will continue to leverage our core competencies and execute on our short and long-term strategic priorities to enhance long-term value for our shareholders.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$784.2	100.0%	$647.5	100.0%	$2,098.3	100.0%	$1,546.1	100.0%
Cost of goods sold	448.8	57.2%	390.5	60.3%	1,165.8	55.6%	984.6	63.7%
Gross profit	335.4	42.8%	257.0	39.7%	932.5	44.4%	561.5	36.3%
Selling and administrative expenses	254.1	32.4%	236.9	36.6%	757.0	36.1%	663.5	42.9%
Impairment of goodwill and intangible assets	—	—	—	—	—	—%	262.7	17.0%
Restructuring and other special charges, net	—	—%	—	—%	13.5	0.6%	65.6	4.2%
Operating earnings (loss)	81.3	10.4%	20.1	3.1%	162.0	7.7%	(430.3)	(27.8)%
Interest expense, net	(5.1)	(0.7)%	(10.9)	(1.7)%	(28.8)	(1.4)%	(33.7)	(2.2)%
Loss on early extinguishment of debt	(0.6)	(0.1)%	—	—%	(0.6)	(0.0)%	—	—%
Other income, net	3.8	0.5%	5.5	0.9%	11.5	0.6%	12.7	0.8%
Earnings (loss) before income taxes	79.4	10.1%	14.7	2.3%	144.1	6.9%	(451.3)	(29.2)%
Income tax (provision) benefit	(19.7)	(2.5)%	0.2	(0.0)%	(39.9)	(1.9)%	89.4	5.8%
Net earnings (loss)	59.7	7.6%	14.9	2.3%	104.2	5.0%	(361.9)	(23.4)%
Net earnings (loss) attributable to noncontrolling interests	0.1	0.0%	0.5	0.1%	1.0	0.1%	0.2	(0.0)%
Net earnings (loss) attributable to Caleres, Inc.	$59.6	7.6%	$14.4	2.2%	$103.2	4.9%	$(362.1)	(23.4)%

Net Sales

Net sales increased $136.7 million, or 21.1%, to $784.2 million for the third quarter of 2021, compared to $647.5 million for the third quarter of 2020.  Our Famous Footwear segment had an extremely successful back-to-school season and continued to benefit from strong consumer demand throughout the quarter, achieving the highest quarterly net sales in the segment’s history, with net sales increasing $103.0 million, or 26.3%, compared to the third quarter of 2020.  Net sales for our Brand Portfolio segment increased $32.9 million, or 12.3% during the third quarter of 2021, compared to the third quarter of 2020.  While Brand Portfolio net sales improved over last year, they remain below pre-pandemic levels, due in part to the brand exits announced in late 2019 and early 2020 and the related closure of all but two Naturalizer retail stores in North America.  On a consolidated basis, our direct-to-consumer sales represented approximately 73% of total net sales for the third quarter of 2021.  Our casual, athletic and sport footwear categories continue to perform well, sandals experienced strong growth during the third quarter of 2021, and demand for the dress category continues to improve, as more people return to the workplace.

Net sales increased $552.2 million, or 35.7%, to $2,098.3 million for the nine months ended October 30, 2021, compared to $1,546.1 million for the nine months ended October 31, 2020.  As COVID-19 vaccines became more widely available and government restrictions eased, we experienced strong growth in consumer demand during the nine months ended October 30, 2021, which has led to a significant increase in retail store traffic and conversion rates.  Our Famous Footwear segment experienced a net sales increase of $429.5 million, or 46.8%, for the nine months ended October 30, 2021, with net sales of $1,346.4 million.  Our Brand Portfolio segment reported a $121.4 million, or 18.2%, increase in net sales, with strong sales growth from our Sam Edelman, Blowfish, Vionic and Allen Edmonds brands.

Gross Profit

Gross profit increased $78.4 million, or 30.5%, to $335.4 million for the third quarter of 2021, compared to $257.0 million for the third quarter of 2020, reflecting higher net sales and a higher gross profit rate.  As a percentage of net sales, gross profit increased to 42.8% for the third quarter of 2021, compared to 39.7% for the third quarter of 2020, reflecting a significant decline in promotional activity in our Famous Footwear segment driven by strong consumer demand, partially offset by an adverse impact of approximately $11.5 million of incremental cost of goods sold in our Brand Portfolio segment associated with supply chain disruptions and related vessel and container shortages.  As discussed above, we anticipate the higher inbound freight costs to continue in the fourth quarter of 2021 and into 2022, which may continue to impact our gross profit if we are unable to mitigate or fully recover these additional costs through price increases.

Gross profit increased $371.0 million, or 66.1%, to $932.5 million for the nine months ended October 30, 2021, compared to $561.5 million for the nine months ended October 31, 2020, primarily due to higher net sales and a reduction in promotional activity at Famous Footwear.  For the nine months ended October 31, 2020, our gross profit was impacted by higher incremental cost of goods sold primarily due to $33.4 million in inventory markdowns reflecting the difficult retail environment driven by the COVID-19 pandemic, as well as $1.6 million in inventory markdowns related to the decision to exit our Fergie brand.  As a percentage of net sales, gross profit increased to 44.4% for the nine months ended October 30, 2021, compared to 36.3% for the nine months ended October 31, 2020.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $17.2 million, or 7.2%, to $254.1 million for the third quarter of 2021, compared to $236.9 million for the third quarter of 2020.  The increase was primarily due to higher marketing expenses, due in part to the return to television advertising for our Famous Footwear segment; higher salary expenses and higher expenses associated with our cash and stock-based incentive compensation plan for certain employees.  This increase was partially offset by lower rent and facilities expenses, primarily associated with the Naturalizer retail store closures.  Salary expenses were lower in the third quarter of 2020, primarily attributable to the steps taken in the first quarter of 2020 to reduce expenses, including workforce reductions, and reduced hours at our retail stores. As a percentage of net sales, selling and administrative expenses decreased to 32.4% for the third quarter of 2021, from 36.6% for the third quarter of 2020, reflecting better leveraging of expenses over higher net sales.

Selling and administrative expenses increased $93.5 million, or 14.1%, to $757.0 million for the nine months ended October 30, 2021, compared to $663.5 million for the nine months ended October 31, 2020.  The increase for the nine months ended October 30, 2021 was primarily due to higher expenses for our cash-based incentive compensation plans for certain employees, and higher salary and marketing expenses.  Salary expenses were lower during the nine months ended October 31, 2020 as a result of the actions taken to mitigate the impact of the pandemic on our financial results.  As a percentage of net sales, selling and administrative expenses decreased to 36.1% for the nine months ended October 30, 2021, from 42.9% for the nine months ended October 31, 2020, reflecting better leveraging of expenses over higher net sales.

Impairment of Goodwill and Intangible Assets

During the nine months ended October 31, 2020, we recorded non-cash impairment charges of $262.7 million ($218.5 million on an after-tax basis), including $240.3 million associated with goodwill and $22.4 million associated with the indefinite-lived Allen Edmonds and Via Spiga trade names.  There were no corresponding charges for the nine months ended October 30, 2021.   Refer to Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) during the nine months ended October 30, 2021, reflecting expenses associated with the decision to close all Naturalizer retail stores in North America with the exception of two Naturalizer flagship retail stores in the United States.  During the nine months ended October 31, 2020, we incurred restructuring and other special charges of $65.6 million ($52.5 million on an after-tax basis) related to the unfavorable business climate, driven by the impact of the pandemic on our business operations.  These charges were primarily for impairment associated with lease right-of-use assets and retail store furniture and fixtures, liabilities associated with factory order cancellations and severance.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

Operating Earnings (Loss)

Operating earnings increased $61.2 million to $81.3 million for the third quarter of 2021, compared to $20.1 million for the third quarter of 2020, primarily reflecting higher net sales and gross profit.  As a percentage of net sales, operating earnings were 10.4% for the third quarter of 2021, compared to 3.1% for the third quarter of 2020.

Operating earnings increased $592.3 million to $162.0 million for the nine months ended October 30, 2021, compared to an operating loss of $430.3 million for the nine months ended October 31, 2020, primarily reflecting higher net sales and gross profit, lower impairment charges and better leveraging of expenses over a higher net sales base.  As a percentage of net sales, operating earnings were 7.7% for the nine months ended October 30, 2021, compared to an operating loss of 27.8% for the nine months ended October 31, 2020.

Interest Expense, Net

Interest expense, net decreased $5.8 million, or 53.4%, to $5.1 million for the third quarter of 2021, compared to $10.9 million for the third quarter of 2020, primarily due to a lower fair value adjustment to the Blowfish Malibu mandatory purchase obligation.  We recognized a final fair value adjustment of $1.9 million in the third quarter of 2021, compared to an adjustment of $5.1 million in the third quarter of 2020.  The adjustment during the third quarter of 2021 reflects the settlement of the purchase of the remaining interest in Blowfish Malibu.  The purchase obligation of $54.6 million was paid on November 4, 2021.  The decrease in interest expense also reflects lower average borrowings under our revolving credit agreement and a $100.0 million reduction in our outstanding Senior Notes in August 2021, as further discussed below.

Interest expense, net decreased $4.9 million, or 14.7%, to $28.8 million for the nine months ended October 30, 2021, compared to $33.7 million for the nine months ended October 31, 2020, primarily due to lower average borrowings under our revolving credit agreement and a reduction in our outstanding Senior Notes.  We continued to utilize our strong cash generation to reduce the incremental borrowings that were used to preserve financial flexibility at the onset of the pandemic, reducing the borrowings under our revolving credit agreement from $440.0 million in March 2020 to $175.0 million at October 30, 2021.  In addition, we redeemed $100.0 million of our Senior Notes in August 2021, shifting this higher interest debt to borrowings under our revolving credit agreement.  We also notified our bondholders on November 18, 2021 that we would be redeeming the remaining $100.0 million of our Senior Notes in January 2022.  We believe these actions will result in approximately a $12 million decline in annual interest expense in 2022.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt was $0.6 million for the three and nine months ended October 30, 2021, reflecting the redemption of $100 million of Senior Notes prior to maturity and the amendment of our revolving credit facility.  Refer to Note 10 to the condensed consolidated financial statements for further discussion.

Other Income, Net

Other income, net decreased $1.7 million, or 29.6%, to $3.8 million for the third quarter of 2021, compared to $5.5 million for the third quarter of 2020, which reflects a reduction of certain components of net periodic benefit income in 2021, as compared to 2020.  Refer to Note 13 of the condensed consolidated financial statements for further detail regarding the components of net periodic benefit income.

Other income, net decreased $1.2 million, or 9.3%, to $11.5 million for nine months ended October 30, 2021, compared to $12.7 million for the nine months ended October 31, 2020, which reflects a reduction of certain components of net periodic benefit income in 2021, as compared to 2020.  Refer to Note 13 of the condensed consolidated financial statements for further detail regarding the components of net periodic benefit income.

Income Tax (Provision) Benefit

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was a provision of 24.9% for the third quarter of 2021, compared to a benefit of 1.9% for the third quarter of 2020.  The lower effective tax rate for the third quarter of 2020 reflects the impact of a higher anticipated full year tax benefit, driven by the impact of the CARES Act, which permitted us to carry back 2020 losses to years with a higher federal tax rate, and the mix of projected earnings between international and domestic jurisdictions.

For the nine months ended October 30, 2021, our consolidated effective tax rate was 27.7%, compared to 19.8% for the nine months ended October 31, 2020.  Our higher tax rate for the nine months ended October 30, 2021 primarily reflects strong domestic earnings and incremental valuation allowances for our deferred tax assets for certain jurisdictions.  The rate also reflects the non-deductibility of losses at our Canadian business division, which were driven by exit-related costs associated with Naturalizer retail stores during the first quarter.  Our effective tax rate for the nine months ended October 31, 2020 was impacted by several discrete tax items, including the non-deductibility of a portion of our intangible asset impairment charges, the provision of a valuation allowance related to certain state and Canadian deferred tax assets, and the incremental tax provision related to the vesting of stock awards.  Offsetting these impacts was a benefit associated with the CARES Act, which permitted the Company to carry back 2020 losses to years with a higher federal tax rate.

Net Earnings (Loss) Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $59.6 million and $103.2 for the third quarter and nine months ended October 30, 2021, respectively, compared to net earnings of $14.4 million and net losses of $362.1 million for the third quarter and nine months ended October 31, 2020, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$494.7	100.0%	$391.7	100.0%	$1,346.4	100.0%	$916.9	100.0%
Cost of goods sold	259.2	52.4%	231.7	59.1%	703.7	52.3%	568.6	62.0%
Gross profit	235.5	47.6%	$160.0	40.9%	642.7	47.7%	$348.3	38.0%
Selling and administrative expenses	148.1	29.9%	132.2	33.8%	422.0	31.3%	370.4	40.4%
Restructuring and other special charges, net	—	—%	—	—%	—	—%	16.6	1.8%
Operating earnings (loss)	$87.4	17.7%	$27.8	7.1%	$220.7	16.4%	$(38.7)	(4.2)%

Key Metrics
Same-store sales % change	26.5%		(9.1)%		11.5%		3.0%
Same-store sales $ change	$100.1		$(38.3)		$102.7		$26.2
Sales change from new and closed stores, net	$2.3		$(16.6)		$325.1		$(327.7)
Impact of changes in Canadian exchange rate on sales	$0.6		$—		$1.7		$(0.2)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$72		$53		$194		$115
Sales per square foot, excluding e-commerce (trailing twelve months)	$238		$166		$238		$166
Square footage (thousand sq. ft.)	5,977		6,135		5,977		6,135

Stores opened	1		—		9		3
Stores closed	8		11		20		27
Ending stores	905		925		905		925

Net Sales

Net sales of $494.7 million in the third quarter of 2021 increased $103.0 million, or 26.3%, compared to the third quarter of 2020.  We achieved the highest quarterly net sales in our history, driven by an extremely successful back-to-school season.  Even after the back-to-school season concluded, sales momentum continued, driven by strong growth from brick-and-mortar as consumers returned to in-store shopping.  E-commerce penetration in the third quarter of 2021 was approximately 13% of net sales, compared to approximately 17% in the third quarter of 2020 when retail store traffic was negatively impacted by the pandemic.  Although supply chain disruptions led to a delay in inventory receipts, our athletic, casual and sandals categories of footwear performed very well during the quarter.  During the third quarter of 2021, we opened one store and closed eight stores, resulting in 905 stores and total square footage of 6.0 million at the end of the third quarter of 2021, compared to 925 stores and total square footage of 6.1 million at the end of the third quarter of 2020.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 78% of our net sales made to program members in the third quarter of 2021, compared to 80% in the third quarter of 2020.

Net sales of $1,346.4 million for the nine months ended October 30, 2021 increased $429.5 million, or 46.8%, compared to $916.9 million for the nine months ended October 31, 2020.  Our strong performance during the nine months ended October 30, 2021 was attributable to a number of factors.  As COVID-19 vaccines became more widely available and government restrictions eased, we experienced strong growth in consumer demand, which led to a significant increase in retail store traffic and conversion rates during the nine months ended October 30, 2021.  E-commerce penetration has remained strong in 2021 at approximately 13% of net sales in the nine months ended October 30, 2021, compared to approximately 22% in the nine months ended October 31, 2020 when our retail stores were temporarily closed from mid-March, with a phased reopening beginning in May.  While supply chain disruptions have resulted in delays and lower receipts, our well-positioned inventory drove our record-setting results.  Our casual, athletic and sport categories of footwear continued to be the strongest performers. During the nine months ended October 30, 2021, we opened nine stores and closed 20 stores.

Gross Profit

Gross profit increased $75.5 million, or 47.2%, to $235.5 million for the third quarter of 2021, compared to $160.0 million for the third quarter of 2020, driven by the sales increase and a higher gross profit rate. As a percentage of net sales, our gross profit increased to 47.6% for the third quarter of 2021, compared to 40.9% for the third quarter of 2020.  Due to strong consumer demand and having the right level of inventory for our key brands and styles, we significantly reduced promotional activity, resulting in higher gross margins in both our retail stores and e-commerce business during the third quarter of 2021.

Gross profit increased $294.4 million, or 84.5%, to $642.7 million for the nine months ended October 30, 2021, compared to $348.3 million for the nine months ended October 31, 2020, reflecting both higher net sales and gross profit rate.  As a percentage of net sales, our gross profit increased to 47.7% for the nine months ended October 30, 2021, compared to 38.0% for the nine months ended October 31, 2020, reflecting a reduction in promotional activity driven by strong consumer demand and our well-positioned inventory.  In addition, our gross profit margin in the nine months ended October 31, 2020 was adversely impacted by $6.0 million in incremental inventory markdowns, reflecting the difficult retail environment in 2020 driven by the pandemic.

Selling and Administrative Expenses

Selling and administrative expenses increased $15.9 million, or 12.1%, to $148.1 million for the third quarter of 2021, compared to $132.2 million for the third quarter of 2020.  The increase was primarily due to higher payroll in the third quarter of 2021 associated with our retail store associates, as well as an increase in marketing expenses, as we resumed our television advertising campaigns.  Salary expenses were lower in the third quarter of 2020, primarily attributable to reduced hours at our retail stores.  As a percentage of net sales, selling and administrative expenses decreased to 29.9% for the third quarter of 2021, compared to 33.8% for the third quarter of 2020, reflecting better leveraging of expenses over a higher net sales base.

Selling and administrative expenses increased $51.6 million, or 13.9%, to $422.0 million for the nine months ended October 30, 2021, compared to $370.4 million for the nine months ended October 31, 2020.  The increase was primarily due to higher payroll expenses associated with our retail store associates.  Salary expenses were lower in the nine months ended October 31, 2020 as a result of our retail stores being temporarily closed for a portion of 2020.  Variable expenses, including marketing and logistics, were also higher, reflecting the increase in sales volume in the nine months ended October 30, 2021.  In addition, strategic actions were taken to reduce expenses in the first nine months of 2020, particularly to mitigate the impact of the pandemic during the period of retail store closures in the first half of the year.  As a percentage of net sales, selling and administrative expenses decreased to 31.3% for the nine months ended October 30, 2021, compared to 40.4% for the nine months ended October 31, 2020, reflecting better leveraging of our expenses over higher net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $16.6 million for the nine months ended October 31, 2020, consisting primarily of impairment charges on furniture and fixtures in our retail stores and lease right-of use assets reflecting the impact of the pandemic on our business operations.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges during the three months ended October 31, 2020 or nine months ended October 30, 2021.

Operating Earnings (Loss)

Operating earnings increased $59.6 million to operating earnings of $87.4 million for the third quarter of 2021, compared to $27.8 million for the third quarter of 2020.  Our operating earnings for the third quarter of 2021 exceeded our full year 2019 operating earnings.  As a percentage of net sales, operating earnings were 17.7% for the third quarter of 2021, compared to 7.1% for the third quarter of 2020.

Operating earnings (loss) increased $259.4 million to operating earnings of $220.7 million for the nine months ended October 30, 2021, compared to an operating loss of $38.7 million for the nine months ended October 31, 2020.  As a percentage of net sales, operating earnings were 16.4% for the nine months ended October 30, 2021, compared to an operating loss of 4.2% for the nine months ended October 31, 2020.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$300.5	100.0%	$267.6	100.0%	$789.8	100.0%	$668.4	100.0%
Cost of goods sold	201.6	67.1%	173.3	64.8%	502.0	63.6%	456.7	68.3%
Gross profit	98.9	32.9%	94.3	35.2%	287.8	36.4%	211.7	31.7%
Selling and administrative expenses	87.5	29.1%	87.0	32.5%	249.2	31.5%	253.2	37.9%
Impairment of goodwill and intangible assets	—	—%	—	—%	—	—%	262.7	39.3%
Restructuring and other special charges, net	—	—%	—	—%	13.5	1.7%	48.4	7.2%
Operating earnings (loss)	$11.4	3.8%	$7.3	2.7%	$25.1	3.2%	$(352.6)	(52.7)%

Key Metrics
Direct-to-consumer (% of net sales) (1)	28%		26%		31%		31%
Change in wholesale net sales ($)	$16.5		$(60.9)		$66.2		$(298.3)
Unfilled order position at end of period	$380.7		$234.7

Same-store sales % change	45.8%		(41.0)%		24.3%		(32.3)%
Same-store sales $ change	$13.8		$(25.2)		$18.6		$(42.8)
Sales change from new and closed stores, net	$2.5		$(6.2)		$36.0		$(50.8)
Impact of changes in Canadian exchange rate on retail sales	$0.1		$0.0		$0.6		$(0.2)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$236		$41		$669		$92
Sales per square foot, excluding e-commerce (trailing twelve months)	$756		$190		$756		$190
Square footage (thousands sq. ft.)	124		345		124		345

Stores opened	4		—		6		—
Stores closed	1		5		86		25
Ending stores	90		197		90		197
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales increased $32.9 million, or 12.3%, to $300.5 million for the third quarter of 2021, compared to $267.6 million for the third quarter of 2020.  We continued to experience strong sales growth from our Blowfish Malibu, Sam Edelman, Allen Edmonds and Vionic brands, which carry a large assortment of athletic and casual styles.  Both Sam Edelman and Allen Edmonds reported growth in the dress shoe category, as more people return to the workplace and attend special occasion events.  While the segment experienced sequential sales improvement, our net sales in the third quarter of 2021 continued to be adversely impacted by the delayed receipt of inventory due to supply chain disruptions, including port congestion and factory closures.  During the third quarter of 2021, we closed one store and opened four stores, resulting in a total of 90 stores and total square footage of 0.1 million at the end of the third quarter of 2021, compared to 197 stores and total square footage of 0.3 million at the end of the third quarter of 2020.

Net sales increased $121.4 million, or 18.2%, to $789.8 for the nine months ended October 30, 2021, compared to $668.4 million for the nine months ended October 31, 2020, reflecting the same factors as described above.  During the nine months ended October 30, 2021, we experienced strong sales growth from our Sam Edelman, Blowfish Malibu, Vionic and Allen Edmonds brands.

In the first quarter of 2021, we closed the remaining 73 Naturalizer stores in North America that were scheduled for closure as part of our strategic realignment of the Naturalizer retail store operations.  We remain focused on growing the brand’s e-commerce business through naturalizer.com, our retail partners and their websites, and the two flagship stores in the United States and three stores in China that we continue to operate.  Including the Naturalizer closures, we closed 86 stores and opened six stores during the nine months ended October 30, 2021. On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, increased to $756 for the twelve months ended October 30, 2021, compared to $190 for the twelve months ended October 31, 2020.

Our unfilled order position for our wholesale sales increased $146.0 million, or 62.2%, to $380.7 million at October 30, 2021, compared to $234.7 million at October 31, 2020.  The increase in our backlog order levels reflects increased consumer demand trends.  In addition, the global supply chain disruptions have caused a delay in the receipt of inventory due to port congestion, reduced shipping vessel and container availability.  We are actively working to diversify and leverage our sourcing model to help offset the impact of these supply chain challenges, but expect the disruptions to continue into 2022.

Gross Profit

Gross profit increased $4.6 million, or 4.9%, to $98.9 million for the third quarter of 2021, compared to $94.3 million for the third quarter of 2020, reflecting higher net sales, partially offset by a lower gross profit rate.  As a percentage of net sales, our gross profit decreased to 32.9% for the third quarter of 2021, compared to 35.2% for the third quarter of 2020, reflecting higher inbound freight costs.  In connection with the supply chain disruptions described earlier, our freight costs have risen significantly.  We anticipate the higher inbound freight costs to continue into 2022, which may continue to impact our gross profit if we are unable to mitigate or fully recover these additional costs from price increases.

Gross profit increased $76.1 million, or 35.9%, to $287.8 million for the nine months ended October 30, 2021, compared to $211.7 million for the nine months ended October 31, 2020, due to higher net sales and improved gross profit rate.  Our gross profit in the nine months ended October 31, 2020 was impacted by higher incremental cost of goods sold primarily due to $27.5 million in inventory markdowns reflecting the difficult retail environment driven by the pandemic, as well as $1.6 million in inventory markdowns related to the decision to exit our Fergie brand.  As a percentage of net sales, our gross profit increased to 36.4% for the nine months ended October 30, 2021, compared to 31.7% for the nine months ended October 31, 2020.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.5 million, or 0.6%, to $87.5 million for the third quarter of 2021, compared to $87.0 million for the third quarter of 2020.  The increase was driven by higher salary and marketing expenses, partially offset by lower rent and facilities expenses, primarily due to the lower store count.  As a percentage of net sales, selling and administrative expenses decreased to 29.1% for the third quarter of 2021, compared to 32.5% for the third quarter of 2020.

Selling and administrative expenses decreased $4.0 million, or 1.6%, to $249.2 million for the nine months ended October 30, 2021, compared to $253.2 million for the nine months ended October 31, 2020.  The decrease was driven by lower retail facilities costs, primarily due to the lower store count, partially offset by higher marketing expenses.  As a percentage of net sales, selling and administrative expenses decreased to 31.5% for the nine months ended October 30, 2021, compared to 37.9% for the nine months ended October 31, 2020.

Impairment of Goodwill and Intangible Assets

During the first quarter of 2020, we incurred impairment charges of $262.7 million, including $240.3 million associated with goodwill and $22.4 million associated with intangible assets, including $12.2 million for the Allen Edmonds trade name and $10.2 million for the Via Spiga trade name.  There were no corresponding charges in the third quarter of 2020 or for the nine months ended October 30, 2021.  Refer to Note 8 to the condensed consolidated financial statements for further discussion of these charges.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $13.5 million were recorded during the nine months ended October 30, 2021, reflecting expenses associated with the decision to close all but two flagship Naturalizer retail stores in the United States.  These costs primarily represented lease termination and other store closure costs, including employee severance.  For the nine months ended October 31, 2020, we recorded restructuring and other special charges of $48.4 million, reflecting expenses associated with the impact of the pandemic on our business operations, primarily impairment charges on store furniture and fixtures and lease right-of-use assets, liabilities due to our factories for order cancellations and severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings (Loss)

Operating earnings increased $4.1 million to $11.4 million for the third quarter of 2021, compared to $7.3 million for the third quarter of 2020, as a result of the factors described above.  As a percentage of net sales, operating earnings were 3.8% for the third quarter of 2021, compared to 2.7% in the third quarter of 2020.

Operating earnings (loss) increased $377.7 million to operating earnings of $25.1 million for the nine months ended October 30, 2021, compared to an operating loss of $352.6 million for the nine months ended October 31, 2020, as a result of the factors described above.  As a percentage of net sales, operating earnings were 3.2% for the nine months ended October 30, 2021, compared to an operating loss of 52.7% for the nine months ended October 31, 2020.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(11.0)	100.0%	$(11.8)	100.0%	$(37.9)	100.0%	$(39.2)	100.0%
Cost of goods sold	(12.0)	108.8%	(14.4)	122.4%	(39.9)	105.3%	(40.7)	103.9%
Gross profit	1.0	(8.8)%	2.6	(22.4)%	2.0	(5.3)%	1.5	(3.9)%
Selling and administrative expenses	18.4	(167.1)%	17.7	(150.0)%	85.9	(226.5)%	40.0	(101.9)%
Restructuring and other special charges, net	—	—%	—	—%	—	—%	0.6	(1.6)%
Operating loss	$(17.4)	158.3%	$(15.1)	127.6%	$(83.9)	221.2%	$(39.1)	99.6%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $11.0 million for the third quarter of 2021 is $0.8 million, or 6.7%, lower than the third quarter of 2020, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.   The net sales elimination of $37.9 million for the nine months ended October 30, 2021 is $1.3 million, or 3.3%, lower than the nine months ended October 31, 2020, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $0.7 million, to $18.4 million in the third quarter of 2021, compared to $17.7 million for the third quarter of 2020.  The increase primarily reflects higher expenses for our cash and stock-based incentive compensation plans for certain employees.  Selling and administrative expenses increased $45.9 million, to $85.9 million in the nine months ended October 30, 2021, compared to $40.0 million for the nine months ended October 31, 2020, reflecting higher expenses for our cash and stock-based incentive compensation plans for certain employees and higher expenses associated with certain cash-based director compensation plans that are variable based on our stock price.  The increase in the cash-based director compensation plans reflects growth in our stock price during the nine months ended October 30, 2021, compared to a decline in the nine months ended October 31, 2020.

Restructuring and other special charges of $0.6 million for the nine months ended October 31, 2020 were associated with workforce reductions as we sought to minimize our expense structure during the pandemic, as well as incremental expenses associated with deep cleaning our facilities and related supplies.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding expenses for the nine months ended October 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 30, 2021	October 31, 2020	January 30, 2021
Borrowings under revolving credit agreement	$175.0	$300.0	$250.0
Current portion of long-term debt	99.6	—	—
Long-term debt	—	198.7	198.9
Total debt (1)	$274.6	$498.7	$448.9
(1)	As presented here, total debt excludes the Blowfish Malibu mandatory purchase obligation, which was valued at $54.6 million, $30.1 million and $39.1 million as of October 30, 2021, October 31, 2020 and January 30, 2021, respectively. The mandatory purchase obligation of $54.6 million was paid on November 4, 2021.

Total debt obligations of $274.6 million at October 30, 2021 decreased $224.1 million, from $498.7 million at October 31, 2020, and decreased $174.3 million, from $448.9 million at January 30, 2021.  The decreases from both October 31, 2020 and January 30, 2021 reflect continued progress toward reducing our debt levels.  In August 2021, we redeemed $100.0 million aggregate principal amount of our Senior Notes using borrowings under the revolving credit agreement.  Due to this redemption, borrowings under our revolving credit facility increased by $75.0 million during the third quarter of 2021, ending the quarter with an outstanding balance of $175.0 million.  We continued to utilize our strong cash generation to reduce the incremental borrowings that were used to preserve financial flexibility at the onset of the pandemic, reducing the borrowings under our revolving credit agreement from $440.0 million in March 2020 to $175.0 million at October 30, 2021.  Net interest expense for the third quarter of 2021 decreased $5.8 million to $5.1 million, compared to $10.9 million for the third quarter of 2020.  The decrease is primarily attributable to a $3.2 million decrease in the fair value adjustment for the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 5 and Note 14 to the condensed consolidated financial statements.  In addition, the redemption of $100.0 million of our Senior Notes in August 2021 and lower average borrowings under our revolving credit agreement contributed to the decrease in interest expense.  As further discussed below, we notified the holders of the Senior Notes that we will be redeeming the remaining $100.0 million aggregate principal amount of Senior Notes in January 2022.   The extinguishment of Senior Notes will result in a reduction of annual interest expense of approximately $12 million.

Credit Agreement

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  On October 5, 2021, we entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the “Credit Agreement”) which, among other modifications, extends the maturity date of the credit facility from January 18, 2024, to October 5, 2026, and decreases the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be further increased by up to $250.0 million.  Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 0.0%), or the prime rate (as defined in the Credit Agreement), plus a spread.  The Credit Agreement decreased the spread applied to the LIBOR or prime rate by a total of 75 basis points.   At October 30, 2021, we had $175.0 million in borrowings and $12.5 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $312.5 million at October 30, 2021.  We were in compliance with all covenants and restrictions under the Credit Agreement as of October 30, 2021.

Senior Notes

On July 27, 2015, we issued $200.0 million aggregate principal amount of senior notes due on August 15, 2023 (the "Senior Notes").  The Senior Notes bear interest at 6.25%, which is payable on February 15 and August 15 of each year.  On August 16, 2021, we redeemed $100.0 million of the Senior Notes at 100.0%, shifting this higher interest debt to borrowings under the revolving credit agreement.  Additionally, during the third quarter of 2021, we determined that we would redeem the remaining $100.0 million aggregate principal amount of Senior Notes in the fourth quarter of 2021.  On November 18, 2021, we notified the holders of our Senior Notes that we would be redeeming the remaining $100.0 million in January 2022.

The Senior Notes contain covenants and restrictions that limit certain activities including, among other things, levels of indebtedness, payments of dividends, the guarantee or pledge of assets, certain investments, common stock repurchases, mergers and acquisitions and sales of assets.  As of October 30, 2021, we were in compliance with all covenants and restrictions relating to the Senior Notes.

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

($ millions)	October 30, 2021	January 30, 2021
Current assets	$781.9	$686.3
Non-current assets	959.1	1,029.5
Current liabilities	992.2	818.4
Non-current liabilities	482.2	740.0

Thirty-Nine Weeks
Ended
($ millions)	October 30, 2021
Net sales (1)	$1,927.0
Gross profit	871.1
Operating earnings	123.4
Net earnings	109.2
Net earnings attributable to Caleres, Inc.	109.2
(1)	Intercompany activity with the non-guarantor entities for the thirty-nine weeks ended October 30, 2021 was not material.

Working Capital and Cash Flow

	Thirty-Nine Weeks Ended
($ millions)	October 30, 2021	October 31, 2020	Change
Net cash provided by operating activities	$189.7	$101.8	$87.9
Net cash used for investing activities	(14.6)	(15.5)	0.9
Net cash used for financing activities	(188.6)	(7.1)	(181.5)
Effect of exchange rate changes on cash and cash equivalents	(0.0)	(0.1)	0.1
(Decrease) increase in cash and cash equivalents	$(13.5)	$79.1	$(92.6)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $87.9 million higher in the nine months ended October 30, 2021 as compared to the nine months ended October 31, 2020, primarily reflecting the following factors:

●	An increase in net earnings, after consideration of non-cash items, in the nine months ended October 30, 2021, compared to the comparable period in 2020, primarily driven by the strong consumer demand and positive financial results of our Famous Footwear segment; and
●	A larger increase in accounts payable in the nine months ended October 30, 2021, compared to the nine months ended October 31, 2020; partially offset by
●	An increase in inventory during the nine months ended October 30, 2021, primarily reflecting the increase in our in-transit inventory due to supply chain disruptions, compared to a decrease during the nine months ended October 31, 2020; and
●	A smaller increase in accrued expenses and other liabilities during the nine months ended October 30, 2021 compared to the nine months ended October 31, 2020.

Supply chain financing:  Certain of our suppliers are given the opportunity to sell receivables from us related to products that we’ve purchased to participating financial institutions at a rate that leverages our credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. We negotiate payment and other terms with our suppliers, regardless of whether the supplier participates in the program, and our responsibility is limited to making payment based on the terms originally negotiated with the supplier.  These liabilities continue to be presented as accounts payable in our condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of October 30, 2021 and October 31, 2020, we had $64.0 million and $17.9 million, respectively, of accounts payable subject to supply chain financing arrangements.

Cash used for investing activities was $0.9 million lower for the nine months ended October 30, 2021 as compared to the nine months ended October 31, 2020, reflecting slightly lower capital expenditures in the nine months ended October 30, 2021.  In 2021, we expect our purchases of property and equipment and capitalized software to be between $20 million and $30 million, as compared to $22.1 million in 2020.

Cash used for financing activities was $181.5 million higher for the nine months ended October 30, 2021 as compared to the nine months ended October 31, 2020, primarily due to the redemption of $100.0 million of senior notes and $75.0 million of net repayments on our revolving credit agreement in the nine months ended October 30, 2021, compared to net borrowings of $25.0 million in the comparable period in 2020.  In addition, we did not repurchase any shares under our share repurchase programs during the nine months ended October 30, 2021, compared to $23.3 million in the nine months ended October 31, 2020.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 30, 2021	October 31, 2020	January 30, 2021
Operating working capital ($ millions) (1)	$120.6	$244.1	$191.8
Current ratio (2)	0.81:1	0.91:1	0.86:1
Debt-to-capital ratio (3)	47.3%	65.6%	68.8%
(1)	Operating working capital has been computed as total current assets, excluding cash, less total current liabilities, excluding borrowings under revolving credit agreement, current portion of long-term debt and lease obligations.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt (including the current portion) and borrowings under revolving credit agreement. Total capitalization is defined as total debt and total equity.

Operating working capital at October 30, 2021 was $120.6 million, which was $123.5 million lower than at October 31, 2020 and $71.2 million lower than at January 30, 2021.  Our current ratio was 0.81 to 1 as of October 30, 2021, compared to 0.91 to 1 at October 31, 2020 and 0.86:1 at January 30, 2021.  The decreases in operating working capital and the current ratio from both October 31, 2020 and January 30, 2021 primarily reflects higher trade accounts payable and accrued expenses, and an increase in the Blowfish Malibu mandatory purchase obligation attributable to strong growth in the brand, partially offset by higher inventory.  Our debt-to-capital ratio was 47.3% as of October 30, 2021, compared to 65.6% as of October 31, 2020 and 68.8% at January 30, 2021.  The decrease in our debt-to-capital ratio from October 31, 2020 and January 30, 2021 primarily reflects lower borrowings on our revolving credit facility and a lower outstanding amount of senior notes at October 30, 2021.  We believe the cash provided by our operations, as well as $312.5 million in borrowing availability under the Credit Agreement, provide ample liquidity to meet the Company’s working capital needs for the foreseeable future.  In addition, the amendment to the revolving credit facility agreement increased the amount by which the Credit Agreement may be further increased from $150.0 million to $250.0 million.

We declared and paid dividends of $0.07 per share in the third quarter of both 2021 and 2020.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

CONTRACTUAL OBLIGATIONS

Our contractual obligations primarily consist of purchase obligations, operating lease commitments, the current portion of our long-term debt and related interest, minimum license commitments, financial instruments, mandatory purchase obligation associated with the acquisition of Blowfish Malibu, one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, obligations for our supplemental executive retirement plan and other postretirement benefits and obligations.

As further discussed in Note 10 to the condensed consolidated financial statements, during the third quarter of 2021, we redeemed $100.0 million of Senior Notes.  We also made the decision during the third quarter of 2021 to redeem the remaining $100.0 million of Senior Notes during the fourth quarter of 2021, prior to the maturity date of August 15, 2023, and have presented those notes as a current liability on the condensed consolidated balance sheet as of October 30, 2021.

As discussed in Note 5 to the condensed consolidated financial statements, on November 4, 2021, we paid the mandatory purchase obligation totaling $54.6 million, which was associated with the acquisition of Blowfish Malibu in July 2018.

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

INFLATION

We have experienced inflationary pressures on our product costs for most of 2021.  We believe that the rates of inflation we have experienced have not had a significant effect on our net sales or operating earnings for the three and nine months ended October 30, 2021.  While we have historically been able to offset our product cost increases by increasing prices, negotiating costs, or changing suppliers, we may not be able to offset price increases in the future, which may have an adverse effect on our results of operations and financial condition.  However, we are actively working to mitigate these cost pressures and recover a portion of the increased costs through price increases.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands. Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) economic conditions, supply chain disruptions and other threats to the continued and uninterrupted flow of inventory from China and other countries, where the company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ii) the coronavirus pandemic and its adverse impact on our business operations, store traffic and financial condition; (iii) changing consumer demands, which may be influenced by consumers' disposable income, which in turn can be influenced by general economic conditions and other factors; (iv) rapidly changing consumer preferences and purchasing patterns and fashion trends; (v) intense competition within the footwear industry; (vi) customer concentration and increased consolidation in the retail industry; (vii) foreign currency fluctuations; (viii) impairment charges resulting from a long-term decline in our stock price; (ix) cybersecurity threats or other major disruption to the company’s information technology systems; (x) the ability to accurately forecast sales and manage inventory levels; (xi) a disruption in the company’s distribution centers; (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to maintain relationships with current suppliers; (xiv) the ability to secure/exit leases on favorable terms; (xv) transitional challenges with acquisitions and divestitures;  (xvi) changes to tax laws, policies and treaties; (xvii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; and (xviii) the ability to attract, retain, and maintain good relationships with licensors and protect our intellectual property rights.  The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 30, 2021, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October 30, 2021, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During 2021, we have experienced supply chain disruptions, port congestion and inflationary pressures, leading to delays in the receipt of inventory and significantly higher freight costs.  Our in-transit inventory, which is not yet available to sell, has risen significantly as compared to historical levels.  Depending on the timing of receipt of this inventory, certain customers may request price concessions or choose to cancel their orders altogether, which may negatively impact gross margins.  If we are unable to sell this inventory as planned, we may have to liquidate it through other less profitable channels, which may result in a lower gross margin on those products.  In addition, the extent and duration of these supply chain disruptions and inflationary cost pressures are uncertain and may limit our ability to meet incremental consumer demand, potentially impacting our net sales during the fourth quarter of 2021 and into 2022.  While we are actively working to mitigate these cost pressures and recover our increased costs through price increases, there is no guarantee that we will be successful doing so.

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

Although we believe we could find alternative manufacturing sources for the products that we currently source from third-party manufacturing facilities in China or other countries, we may not be able to locate alternative manufacturers on terms as favorable as our current terms, including pricing, payment terms, manufacturing capacity, quality standards and lead times for delivery. In addition, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on our ability to maintain positive working relationships with, and offer competitive terms to, our international manufacturers. If supply issues cause us to be unable to provide products consistent with our standards or manufacture our footwear in an efficient and cost-effective manner, our customers may cancel orders, or demand reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2021:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
August 1, 2021 - August 28, 2021	—	$—	—	2,651,489

August 29, 2021 - October 2, 2021	887	24.30	—	2,651,489

October 3, 2021 - October 30, 2021	167	22.31	—	2,651,489

Total	1,054	$23.98	—	2,651,489
(1)	Includes shares purchased as part of our publicly announced stock repurchase programs and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.
(2)	On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the repurchase of 2,500,000 shares of our outstanding common stock. In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of an additional 5,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have an expiration date. The Company did not repurchase any shares under these plans during the thirty-nine weeks ended October 30, 2021. During the thirteen and thirty-nine weeks ended October 31, 2020, the Company repurchased zero and 2,902,122 shares, respectively. As of October 30, 2021, there were 2,651,489 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements.

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
10.1

Fifth Amendment to Fourth Amended and Restated Credit Agreement dated as of October 5, 2021, by and among the Company, certain of its subsidiaries party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent and collateral agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed October 7, 2021.

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

CALERES, INC.

Date: December 7, 2021	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer