Form 10-K
period 2022-01-29
CALERES INC
filed 2022-03-28
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

The aggregate market value of the stock held by non-affiliates of the registrant as of July 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $890.4 million.

As of February 25, 2022, 37,633,895 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2022.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of March 28, 2022, unless otherwise specified.

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

PART I

ITEM 1BUSINESS

Caleres, Inc. (the "Company"), originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company.  Current activities include the operation of retail shoe stores and e-commerce websites, as well as the design, development, sourcing, manufacturing, marketing and wholesale distribution of footwear for women, men and children.  Our business is seasonal in nature due to consumer spending patterns, with higher back-to-school and holiday season sales.  While the third fiscal quarter has historically accounted for a substantial portion of our earnings for the year, we are beginning to experience more equal distribution among the quarters.

Our net sales are comprised of four major categories: women’s footwear, men’s footwear, children’s footwear and clothing and accessories. The percentage of net sales attributable to each category is as follows:

	2021	2020	2019
Women's footwear	59%	61%	63%
Men's footwear	24%	23%	22%
Children's footwear	11%	10%	9%
Clothing and accessories	6%	6%	6%

Human Capital Management

As of January 29, 2022, we had approximately 9,200 employees, including 5,200 full-time and 4,000 part-time.  In the United States, there were no employees subject to union contracts.  In Canada, we employ approximately 17 warehouse employees under a union contract, which will expire in October 2022.  The Company’s success depends on our ability to attract, develop, motivate and retain qualified management, administrative, product design and development and sales and marketing personnel to support existing operations and future growth.  Our values – Passion, Accountability, Curiosity, Creativity and Caring, inform how we work, how we treat one another and how we live our mission.

Compensation Programs and Employee Benefits

We believe that pay, benefits and incentives make up the total rewards package and provide employees and their families with financial protection and security for the future.  Our compensation programs are designed to encourage and reward our executives and associates for superior performance and drive long-term shareholder value.  We offer a comprehensive benefits package to our employees that provides, among other benefits, competitive salaries and wages; comprehensive health insurance coverage to eligible employees; retirement plans; education assistance; paid time off; parental bonding leave; adoption benefits; and charitable giving opportunities through the Caleres Cares Charitable Trust, including volunteer opportunities and our matching gift program.

Health and Safety

Our associates make health and safety a daily priority at our stores, distribution centers, offices and factories.  Newly hired associates are required to attend a health and safety training as part of the onboarding process and they receive a variety of relevant training and information throughout the year.  Our guidelines cover many common elements such as physical safety and security, workplace violence, emergency procedures, incident reporting protocols, first aid and other general health and safety topics.  All of our retail associates receive training in accordance with our Occupational Health and Safety Program, which provides for both their safety and that of our customers.  Our corporate offices support the well-being of our associates with on-site amenities such as a fitness center and a registered dietician that is available for consultations.  During 2021, we also offered our corporate associates paid time off to get the COVID-19 vaccine.

Diversity, Equity and Inclusion

Caleres was founded on the insight that people are unique, and we are proud of our inclusive and collaborative environment where differences are celebrated.  We believe that Caleres should be as diverse as the people and communities we serve.  We are committed to recruiting talented individuals from all backgrounds, ethnicities, genders, lifestyles and belief systems and developing diverse candidate slates for every open position with leadership accountability.  The Diversity, Equity and Inclusion Council that was established in 2020 is focused on elevating awareness of diversity, equity and inclusion through its educational communications and trainings provided to our associates throughout the year.  In addition, our commitment to diversity, equity and inclusion is reflected in our Board of Directors.  As of January 29, 2022, we had 10 directors, of which 60% are female and 20% are racially and ethnically diverse.

Environmental, Social and Governance (“ESG”) Initiatives

Our ESG initiatives are an important component of our enterprise risk management program.  Our long-standing pledge to quality craftmanship includes creating sustainable and lasting value for all of our stakeholders.  Our ESG Steering Committee is responsible for developing programs, goals and metrics to support our ESG initiatives.  In 2019, we engaged a third-party consultant to help us assess factors that are most significant to Caleres and its stakeholders.  The following categories were identified as most material and provide the framework for our ESG initiatives:

● Brand Portfolio	● Sustainable Product Offerings
● Packaging	● Supply Chain Labor Standards
● Materials Recovery/Waste Reduction	● Associates
● Facility Energy and Emissions	● Community

Many of our ESG goals focus on high impact areas of opportunity, such as the materials that are used in our products, their byproducts and supply chain labor standards.  We are striving to use environmentally preferred materials to produce all of our products and packaging, and we will ensure all of our strategic factories around the world comply with leading global work standards.  During the first quarter of 2021, we published our inaugural corporate ESG report, which was nationally recognized on Newsweek’s Most Responsible Companies list and ranked in the top 10 for the consumer goods category.  The report detailed our ESG strategy and provided our goals for sustainable products and practices.  This report may be accessed at www.caleres.com/about/esg.  The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.  We expect to publish another ESG report in April 2022, detailing our progress toward our identified target goals, which we seek to achieve by 2025.

Competition

With many companies operating traditional brick and mortar retail shoe stores and departments and e-commerce businesses, we compete in a highly fragmented market.  In addition, the continuing consumer shift to online and mobile shopping has increased price competition and requires retailers to lower shipping costs charged to customers, improve shipping speeds and optimize mobile platforms.  Our competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and e-commerce businesses.  Quality of products and services, store location, trend-right merchandise selection and availability of brands, pricing, marketing, advertising and consumer service are all factors that impact retail competition.

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

FAMOUS FOOTWEAR

Our Famous Footwear segment is one of America’s leading family-branded footwear retailers, with $1.7 billion in net sales for 2021. Famous Footwear employs an omni-channel approach to reach consumers wherever they want to shop, including our growing e-commerce channel through famousfootwear.com and famousfootwear.ca, as well as nearly 900 Famous Footwear retail locations.  Our core consumers are those who seek leading national brands of athletic, casual and fashionable footwear at a value for themselves and their families.

Famous Footwear features a wide selection of brand name athletic, casual and dress shoes for the entire family.  Brands carried include, among others, Nike, Skechers, adidas, Vans, Crocs, Converse, Puma, Birkenstock, New Balance, Under Armour, Asics, Timberland, Bearpaw, Sperry and Dr. Martens, as well as company-owned and licensed brands including, among others, Blowfish Malibu, LifeStride, Dr. Scholl’s Shoes, Naturalizer, Rykä, Zodiac, Circus by Sam Edelman and Franco Sarto.  Our company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 5% of the Famous Footwear segment’s net sales.  We work closely with our vendors to provide consumers with fresh product and, in some cases, product exclusively designed for and available only at Famous Footwear.  Famous Footwear’s retail price points typically range from $20 for shoes up to $260 for boots.  We believe we have strong relationships with our significant branded footwear suppliers, but the loss of any one or more suppliers could have a material impact on our Famous Footwear segment and the Company.

Famousfootwear.com and famousfootwear.ca offer an expansive product assortment, beyond what is sold in our retail stores.  Accessible via desktop, tablet and mobile devices, these e-commerce websites help consumers explore product assortments, including items available in local stores, and make purchases. Many of our consumers buy online and pick up product in their local store through Famously Fast Pickup or curbside.  Orders are typically ready within an hour through this convenient service.  Our retail store locations also fulfill approximately half of all e-commerce orders not picked up in the store.  Leveraging our brick and mortar store inventory reduces delivery times, driving an enhanced consumer experience.  We continue to enhance our digital technology and e-commerce platform, as well as add new features to the Famous Footwear Rewards mobile application to deliver a superior experience for our customers who visit Famous Footwear on a mobile device.

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

Our Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in 49 states, Canada and Guam.  The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2021	2020	2019
Strip centers	582	600	624
Outlet malls	175	175	177
Regional malls	137	141	148
Total	894	916	949

We expect to open approximately 20 new stores and close approximately 30 stores in 2022, as we continue to align our real estate and e-commerce strategies.  New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores.  While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

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

Famous Footwear’s marketing programs include e-commerce advertising, digital marketing and social media, direct mail and in-store advertisements, all of which are designed to further develop and reinforce the Famous Footwear concept and strengthen our connection with consumers.  We believe the success of our marketing campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns.  In 2021, we spent approximately $59.5 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers.

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

Portfolio of Brands

The following is a listing of our principal brands and licensed products:

Sam Edelman: Since 2004, Sam Edelman has been synonymous with aspirational luxury and irreverent, trend-on style. Inspired by timeless American elegance, designer Sam Edelman’s innate understanding of the customer translates conceptually into a modern lifestyle informed by rich heritage, creativity and innovation.  Beyond its iconic footwear, Sam Edelman offers an ever-expanding range of product categories to fit the customer’s lifestyle including dresses, fragrance, outerwear, denim, handbags, small leather-goods, sunglasses and children’s shoes.  The full range of Sam Edelman product is sold through Sam Edelman retail stores and online at samedelman.com, in addition to department stores, national chains and independent retailers around the world at suggested retail price points from $100 to $300.

Vionic: In October 2018, we acquired Vionic to expand our access to the growing contemporary comfort footwear category.  Vionic brings together style and science, combining innovative biomechanics with the most coveted trends.  Bridging the fashion gap with supportive and stylish offerings, Vionic designs its innovative Three-Zone Comfort footbed technology into every shoe it makes, delivering podiatrist-developed stability, cushioning and the ultimate in arch support.   As pioneers in foot health with a global team of wellness experts behind the brand, Vionic brings a fresh perspective to “feel great, look great” footwear that champions more vibrant lifestyles for women and men.  Featuring a wide range of silhouettes, premium materials and thoughtful design for women and men, Vionic offers the style you want with the comfort you crave across a vast selection of fashion sneakers, casual and dress options, all-weather boots, sandals and slippers.  The brand is sold online, through independent retailers, television, department stores, national chains and specialty retailers for suggested retail price points from $40 for shoes to $250 for boots.

Naturalizer:  Since 1927, Naturalizer has crafted beautiful and modern styles that look and feel exceptional, inside and out.  Our legendary emphasis on fit and elegant simplicity launched a brand that became known as “the shoe with the beautiful fit.” Our Naturalizer brand is sold primarily at national chains, online retailers, online at naturalizer.com and naturalizer.ca, department stores, independent retailers and its two flagship retail stores.  Naturalizer footwear is also distributed through wholesale partners in 37 countries around the world and approximately 47 retail stores.  Suggested retail price points range from $69 for shoes to $240 for boots.

Blowfish Malibu: In July 2018, we acquired a controlling interest in Blowfish Malibu and in November 2021, we acquired the remaining interest.  Blowfish Malibu, which was founded in 2005, designs and sells women’s and children’s footwear that captures the fresh youthful spirit and casual living that is distinctively Southern California.  The brand is sold at national chains, our Famous Footwear stores and independent retailers.  Suggested retail price points range from $35 for shoes to $90 for boots.

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

Allen Edmonds: In 2016, we acquired Allen Edmonds to increase our penetration in men’s footwear.  Allen Edmonds, founded in 1922, is a U.S.-based direct-to-consumer and wholesaler of premium men’s footwear, apparel, leather goods and accessories with a strong manufacturing heritage.  Allen Edmonds products are available at our 61 Allen Edmonds stores in the United States, online at allenedmonds.com and at select retailers worldwide at suggested retail price points from $245 for shoes to $495 for boots.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value both style and all-day comfort.  The brand is sold in national chains, our Famous Footwear retail stores, online, including lifestride.com and department stores at suggested retail price points ranging from $60 for shoes to $130 for boots.

Franco Sarto:  The Franco Sarto brand embodies timeless, wearable style inspired by the craft and design of Italian footwear. The brand is sold in major national chains, online, including francosarto.com, department stores, specialty retailers, our Famous Footwear retail stores and independent retailers at suggested retail price points from $89 for shoes to $280 for boots.

Rykä: For over 30 years, Rykä has been innovating athletic footwear exclusively for women.  The brand is distributed through national chains, online retailers, including ryka.com, independent retailers, department stores, specialty retailers and our Famous Footwear retail stores at suggested retail price points from $80 to $145.

Vince: The Vince women’s shoe collection launched in 2012 and was expanded in 2014 to include the Vince men’s footwear collection.  The brand is primarily sold in premier department stores, online, national chains and specialty retailers at suggested price points from $195 for shoes to $695 for boots.  We have a license agreement with Vince, LLC to sell Vince footwear through January 2025.

Bzees: Bzees is a comfort brand of machine washable women’s footwear designed to make you feel weightless, energized and free.  The brand is distributed through national chains, department stores, online retailers including bzees.com, independent retailers, specialty retailers and our Famous Footwear retail stores at suggested retail price points from $80 for shoes to $130 for boots.

Zodiac: The Zodiac brand was launched in the late 1970s and acquired by us in 2005.  In July 2019, we initiated a brand refresh by blending the past with the present to provide authentic, quality footwear that is supremely relevant for today’s modern and expressive consumer lifestyles.  The brand relaunched in 2020 and Zodiac is now available at major national chains, online retailers, including zodiacshoes.com, and our Famous Footwear retail stores at suggested retail price points ranging from $69 for sandals to $149 for boots.

Veronica Beard: In 2020, we began an exclusive partnership with the American ready-to-wear brand, Veronica Beard, to produce the women’s footwear collection.  The Veronica Beard collection includes styles that strike the balance between cool and classic, taking the consumer from day to night and work to weekend.  The brand is distributed through domestic wholesale partners carrying Veronica Beard ready-to-wear and independent footwear retailers at suggested retail price points ranging from $295 for shoes to $450 for boots.  We have a license agreement to produce footwear through December 2024.

Wholesale

Within our Brand Portfolio segment, our brands are distributed on a wholesale basis to approximately 5,100 retailers, including online retailers, national chains, department stores, mass merchandisers and independent retailers throughout the United States and Canada, as well as approximately 72 other countries (including sales to our retail operations).  Our most significant wholesale customers include Famous Footwear and many of the nation’s largest retailers, including online retailers such as Amazon.com, Nordstrom.com, Macys.com and Zappos.com; national chains such as DSW, TJX Corporation (including TJ Maxx and Marshalls), Nordstrom Rack, Ross Stores and Kohl’s; department stores such as Nordstrom, Macy’s and Dillard’s; mass merchandisers such as Walmart; and independent retailers such as Qurate Retail Group, which operates QVC, Home Shopping Network and Zulily.  Many of these wholesale customers also sell our products through their own websites, in addition to their retail store network.  In these arrangements, orders are typically fulfilled on a drop ship basis from our logistics network.  We also sell product to a variety of international retail customers and distributors.  The loss of any one or more of our significant customers or brands could have a material impact on our Brand Portfolio segment and the Company.

Our Brand Portfolio segment sold approximately 38 million pairs of shoes on a wholesale basis during 2021.  We sell footwear to wholesale customers on both a landed and a first-cost basis.  Landed sales are those in which we obtain title to the footwear from our overseas suppliers and maintain title until the footwear clears United States customs and is shipped to our wholesale customers.  Landed sales generally carry a higher profit rate than first-cost sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership.  To allow for the prompt shipment of reorders and to satisfy our growing e-commerce demand, we carry inventories of certain styles.  First-cost sales are those in which we obtain title to footwear from our overseas suppliers and typically relinquish title to customers at a designated overseas port.  Many of these customers then import this product into the United States.

Products sold under license agreements accounted for approximately 13% of the sales of the Brand Portfolio segment in 2021, 15% of the segment’s sales in 2020 and 16% of the segment’s sales in 2019.  Caleres also receives license revenue from third parties related to certain owned brands, for use in connection with other brand-enhancing non-footwear product categories.

Direct-to-Consumer

Our Brand Portfolio segment includes the operation of several e-commerce websites, including naturalizer.com, naturalizer.ca, vionicshoes.com, samedelman.com, allenedmonds.com, drschollsshoes.com, lifestride.com, francosarto.com, ryka.com, bzees.com and zodiacshoes.com, which offer substantially the same product selection to consumers as we sell to our wholesale customers.  Vince.com, blowfishshoes.com, and veronicabeard.com complement our distribution of those brands.  References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

We also operate retail stores for certain brands, including Allen Edmonds, Sam Edelman and Naturalizer.  The number of our Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2021	2020	2019
Allen Edmonds	61	69	74
Sam Edelman	23	21	15
Naturalizer	2	80	139
Total	86	170	228

At the end of 2021, we operated 61 Allen Edmonds stores in the United States, each averaging approximately 1,500 square feet.  We expect to close approximately five Allen Edmonds stores in 2022, as we continue to align our real estate and e-commerce strategies.  We operated seven Sam Edelman stores in the United States and 16 in China at the end of 2021, each averaging approximately 2,300 square feet.  After closing the majority of our Naturalizer retail stores at the beginning of 2021, we ended the year with two flagship Naturalizer stores in the United States.  We anticipate expanding our Sam Edelman and Naturalizer presence in China in 2022 with the opening of approximately 14 Sam Edelman stores and two Naturalizer stores.

Marketing

We continue to build on the recognition of our portfolio of brands to create differentiation and consumer loyalty.  Our marketing teams are responsible for the development and implementation of innovative marketing programs that serve the consumer facing needs of our portfolio of brands as well as that of our retail partners.  In 2021, we spent approximately $50.2 million in advertising and marketing support for our Brand Portfolio segment, including digital marketing and social media, consumer media advertising, print, production, product placement, trade shows and in-store displays.  The marketing teams are also responsible for driving the development of branding and content for our brand websites.  We continually focus on enhancing the effectiveness of these marketing efforts through consumer insights, market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers.  Our marketing teams are instrumental in continuing to drive growth in e-commerce sales, producing relevant and purpose-driven brand positioning and creating meaningful connections with consumers that have increased awareness and loyalty across our portfolio.  We continue to leverage consumer insights and data to inform marketing initiatives to capture a greater share of our target consumers’ spend as well as reach new audiences with a high propensity to purchase our products.

Product Development, Sourcing and Manufacturing Operations

We develop and source footwear for our Brand Portfolio segment.  We have sourcing and product development offices in Clayton, Missouri; Dongguan, China; Putian, China; San Rafael and Culver City, California; New York, New York; Port Washington, Wisconsin; Florence, Italy; Macau; Ho Chi Minh City, Vietnam and Hong Kong.  In addition, we have manufacturing facilities in Port Washington, Wisconsin and Santiago, Dominican Republic that manufacture our Allen Edmonds footwear.

Product Development Operations

We maintain design and product development teams for our brands in Clayton, Missouri; Dongguan, China; Putian, China; San Rafael, California; New York, New York; Port Washington, Wisconsin and Culver City, California, as well as other select fashion locations, including Florence, Italy.  These teams, which include independent designers, are responsible for the creation and development of new product styles.  Our designers monitor trends in fashion footwear and apparel and work closely with retailers to identify consumer footwear preferences.  Our design teams create collections of footwear, and our sourcing and product development offices convert those designs into new footwear styles.  We operate a sample-making facility in Dongguan, China that allows us to have greater control over our product development in terms of accuracy, execution and speed-to-market.  Our long-range plans include further expansion into new markets outside of China, particularly those in Vietnam, growing our use of 3D design technology in developing new product, and continuing to drive excellence in product value and execution in a rapidly changing manufacturing landscape.  Our distribution center campus in Chino, California, which opened in 2018, provides additional shipping flexibility, operational efficiencies and an expansion of our logistics infrastructure capacity.

Sourcing Operations

In 2021, the sourcing operations sourced approximately 40 million pairs of shoes through a global network of third-party independent footwear manufacturers.  The majority of our footwear sourced is provided by approximately 66 manufacturers operating approximately 120 manufacturing facilities.  In certain countries, we use agents to facilitate and manage the development, production and shipment of product.  We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships, as well as steps we have taken to digitize many aspects of our end-to-end supply chain processes to enable mutually beneficial workload efficiency, visibility and agility.  While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.  Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style.

The following table provides an overview of our sourcing by country in 2021:

Millions of
Country	Pairs
China	30.6
Vietnam	6.9
India	0.9
Other	1.6
Total	40.0

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

Backlog

At January 29, 2022, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $452.4 million, compared to $218.2 million on January 30, 2021.  Most orders are for delivery within the next 90 to 120 days.  Orders are subject to cancellation; however, with the exception of the cancellations we experienced in 2020 associated with the impact of the COVID-19 pandemic on our wholesale partners, we have not experienced significant cancellations of orders.  The increase in our backlog order levels reflects the delayed receipt of inventory due to global supply chain disruptions and higher demand.  Depending on the timing of receipt of this inventory, certain customers may request price concessions or choose to cancel their orders.

The backlog at any particular time is affected by a number of factors, including supply chain disruptions as mentioned previously, seasonality and capacity shifts at international manufacturers.  We are actively working to diversify and leverage our sourcing model to help offset the impact of the supply chain challenges, but expect the disruptions to continue into 2022.  Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person.  There is no family relationship between any of the named persons.  The terms of the following executive officers will expire in May 2022 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	66	Chief Executive Officer and Chairman of the Board of Directors
John W. Schmidt	61	President
Thomas C. Burke	54	Vice President, General Counsel and Secretary
Michael R. Edwards	51	Division President – Famous Footwear
Daniel R. Friedman	61	Chief Sourcing Officer
Kenneth H. Hannah	53	Senior Vice President, Chief Financial Officer
Todd E. Hasty	49	Senior Vice President, Chief Accounting Officer
Willis D. Hill	50	Senior Vice President, Chief Information Officer
Douglas W. Koch	70	Senior Vice President, Strategic Projects
Jennifer S. Olsen	52	Chief Marketing Officer
Mark A. Schmitt	58	Senior Vice President, Chief Logistics Officer

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

Jennifer S. Olsen, Chief Marketing Officer since June 2021.  Chief Marketing Officer, UNTUCKit from January 2018 to June 2021. Various consulting roles from June 2015 to January 2018.  Vice President, Media Marketing, Yahoo from June 2014 to June 2015. Chief Marketing Officer, Stich Fix from September 2013 to March 2014. Chief Marketing Officer, Crate & Barrel from May 2011 to August 2013.  Various marketing roles at Gap, Inc. from 2001 to 2011 including Vice President, Marketing, Piperlime.

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

ITEM 1ARISK FACTORS

An investment in our common stock involves certain risks and uncertainties.  In addition to other information in this Form 10-K, the following risk factors should be considered.  Additional risks and uncertainties of which we are currently unaware could also have a material adverse effect on our business and financial conditions.

MACROECONOMIC AND INDUSTRY RISKS

Supply chain disruptions and inflationary pressures may adversely impact our gross margin and earnings.

During 2021, we experienced supply chain disruptions and port congestion, which led to delays in the receipt of inventory and significantly higher freight costs.  Our in-transit inventory, which is not yet available to sell, has risen significantly as compared to historical levels.  Depending on the timing of receipt of this inventory, certain customers may request price concessions or choose to cancel their orders altogether, which may adversely impact sales or gross margins.  If we are unable to sell this in-transit inventory as planned, we may have to liquidate it through other less profitable channels, which may result in lower gross margins on those products.  We have also experienced inflationary pressures, including product and labor costs.  The extent and duration of these supply chain disruptions and inflationary cost pressures are uncertain and may limit our ability to meet incremental consumer demand, potentially impacting our net sales.  In addition, the existing union contract between the United States west coast port operators, Pacific Maritime Association and International Longshore and Warehouse Union, expires on June 30, 2022.  The vast majority of our products pass through the west coast ports and any slowdown or stoppage relating to these labor agreement negotiations may further delay the receipt of inventory or increase costs.  While we are actively working to mitigate the supply chain disruptions and cost pressures we are experiencing, including recovering our increased costs through price increases, there is no guarantee that we will be successful doing so.

The coronavirus pandemic continues to impact our business operations and financial condition.

The coronavirus (“COVID-19”) pandemic, both in the U.S. and globally, continues to evolve and is unpredictable.  The pandemic has resulted in government and private sector responsive actions around the world, including restrictions on large gatherings of people, travel bans, border closings and restrictions, vaccine mandates, business closures or reduced hours, and delays in the workforce returning to the office.  While consumer demand rebounded in 2021 and we experienced significant growth in net sales and earnings, the COVID-19 pandemic continues to impact our business operations.  It is impossible to predict the effect and ultimate impact of COVID-19 and the impact on the economy, the retail industry and the Company.  The extent to which COVID-19 will continue to impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including the emergence of additional variants.  A continuation of the health crisis may have a material impact on the retail sector, consumer demand, and the Company’s results of operations and financial condition.  The long-term economic impact of the pandemic and changes in consumer demand for our products cannot be reasonably predicted.

Consumer demand for our products may be adversely impacted by economic conditions and other factors.

Worldwide economic conditions continue to be uncertain. Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including the pandemic, inflation, fiscal policy, the changing tax and regulatory environment, interest rates, minimum wage rates and regulations, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions and the economic consequences of military action or terrorist activities, such as the current tensions in Eastern Europe and the potential impact of sanctions on the domestic and global economy.  Consumer sentiment, including a preference for products made in the United States, may be impacted by the war in Eastern Europe, which may impact demand for our products that are sourced internationally. Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products.  Negative trends in economic conditions, such as the supply chain disruptions and inflationary pressures experienced during 2021, could also drive up the cost of our products.  We began implementing price increases at the end of 2021 and additional inflationary pressures may require us to increase our product prices further.  These increases in our product costs and prices may not be offset by comparable increases in consumer disposable income.  As a result, our customers may choose to purchase fewer of our products or purchase the lower priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

If we are unable to anticipate and respond to consumer preferences and fashion trends and successfully apply new technology, we may not be able to maintain or increase our net sales and earnings.

The footwear industry is subject to rapidly changing consumer shopping preferences and patterns and fashion trends.  Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change.  In addition, the continued consumer shift to online and mobile shopping has required retailers to lower shipping costs charged to customers, improve shipping speeds and optimize mobile platforms.  The trend toward online and mobile shopping has also increased the volume of smaller shipments, including single-pair shipments, from our warehouses.  The increased volume of smaller shipments has resulted in higher average distribution costs, including both shipping and processing costs incurred at our distribution centers.  In addition, an increase in e-commerce sales volume, which have higher return rates than in-store sales, may in turn lead to higher shipping and processing costs.  The success of both our wholesale and retail operations depends largely on our ability to anticipate, understand and react to these changing consumer shopping patterns.  If we fail to respond to changes in consumer shopping patterns, demands and fashion trends, develop new products and designs, and implement effective, responsive merchandising and distribution strategies and programs, we could experience lower sales, excess inventories and lower gross margins, any of which could have an adverse effect on our results of operations and financial condition.

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

Our quarterly sales and earnings may fluctuate, which may result in volatility in, or a decline in, our stock price.

Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control, including the following:

●	The pandemic has impacted the global economy. Sales and earnings may continue to be impacted, particularly as a result of the ongoing supply chain disruptions.
●	Our Famous Footwear retail business is seasonally weighted to the back-to-school season, which primarily falls in our third fiscal quarter. As a result, the success of our back-to-school offering, which is affected by our ability to anticipate consumer demand and fashion trends, could have a disproportionate impact on our full year results.
●	In our wholesale business, sales of footwear are dependent on orders from our major customers, and they may change delivery schedules, change the mix of products they order or cancel orders without penalty. Our in-transit inventory in 2021 rose significantly as a result of the supply chain disruptions. Depending on the timing of receipt of this inventory, certain customers may request price concessions or choose to cancel their orders.
●	Our wholesale customers have been moving toward lower initial orders and more replenishment orders, which may result in shifts of sales between quarters.
●	Our estimated annual tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter.
●	Our earnings are also sensitive to a number of factors that are beyond our control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, consumer sentiment and currency exchange rate fluctuations.

As a result of these specific and other general factors, our operating results will vary from quarter to quarter and the results for any particular quarter may not be indicative of results for the full year.  Any shortfall in sales or earnings from the levels expected by investors could cause a decrease in the trading price of our common stock.

Certain branded suppliers are becoming more selective.  The loss of one or more of our major branded suppliers may adversely impact our business, results of operations, financial condition and cash flows.

Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. Products purchased from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 26% of consolidated net sales.  As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms.  While we believe we have positive working relationships with our current suppliers, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions, including the impact of political tensions and military action in Eastern Europe and Eastern Asia and the impact of COVID-19 in Southeast Asia, may adversely impact our suppliers.  If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

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

We rely primarily on international sourcing for our footwear products through third-party manufacturing facilities located outside the United States.  As is common in the industry, we do not have any long-term contracts with our third-party international manufacturers.  International sourcing is subject to numerous risks, including trade relations, work stoppages, transportation delays (including delays at international and domestic ports) and costs (including customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), domestic and international political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict, changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act) and geo-political events, such as the current Russia-Ukraine crisis.  We have recently experienced supply chain disruptions and port congestion, leading to delayed receipt of inventory in 2021.  If supply chain disruptions continue, our financial results could be adversely impacted.  In addition, the imposition of tariffs or other costs on imported products may result in an increase in product prices, which may in turn adversely impact our gross margins if we are unable to mitigate the impact of the costs.  At the same time, potential changes in manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

●	Manufacturing capacity may shift from footwear to other industries with manufacturing margins that are perceived to be higher.
●	Some footwear manufacturers may face labor shortages as workers seek better wages and working conditions in other industries or locations.

As a result of these risks, there can be no assurance that we will not experience reductions in available production capacity, increases in our product costs, late deliveries or terminations of our supplier relationships.  Furthermore, these sourcing risks are compounded by the lack of diversification in the geographic location of our international sourcing and manufacturing.  Approximately 76% of the footwear we sourced in 2021 was from China.  With the majority of our supply originating in China, a substantial portion of our supply could be at risk in the event of any significant negative development related to relations between United States and China.

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

We routinely possess sensitive consumer and associate information and periodically provide it to third parties for analysis, benefit distribution or compliance purposes.  Additionally, as a result of the pandemic, a large portion of our Corporate employees have shifted to a hybrid work schedule and are working remotely, which may result in heightened cybersecurity risk.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.  While we believe we have taken reasonable and appropriate steps to protect that information, hackers and data thieves operate sophisticated, large-scale attacks that could breach our information systems, despite ongoing security measures.  In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data.  Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

Our operating results depend on preparing accurate sales forecasts and properly managing our inventory levels.

Using sales forecasts, we place orders with manufacturers for some of our products prior to the time we receive all of our customers’ orders to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery.  We also maintain an inventory of certain products that we anticipate will be in greater demand.  At the retail level, we place orders for products many months in advance of our key selling seasons.  Adverse economic conditions and rapidly changing consumer preferences can make it difficult for us and our retail customers to accurately forecast product trends in order to match production with demand.  If we fail to accurately assess consumer fashion tastes and the impact of economic factors on consumer spending or to effectively differentiate our retail and wholesale offerings, our inventory levels may exceed customer demand, resulting in inventory write-downs, higher carrying costs, lower gross margins or the sale of excess inventory at discounted prices, which could significantly impact our financial results.  Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require in a timely manner, we may experience inventory shortages.  Inventory shortages may delay shipments to customers (and possibly require us to offer discounts or costly expedited shipping), negatively impact retailer and distributor relationships, adversely impact our sales results and diminish brand awareness and loyalty.  The COVID-19 pandemic resulted in lower sales during 2020, and lower sales projections.  The future impact of the pandemic, including the emergence of any new variants, and its impact on consumer sentiment is difficult to estimate.

A disruption in the effective functioning of our distribution centers could adversely affect our ability to deliver inventory on a timely basis.

We currently use several leased distribution centers, which serve as the source of replenishment of inventory for our footwear stores and e-commerce websites operated by our Famous Footwear and Brand Portfolio segments and serve the wholesale operations of our Brand Portfolio segment.  Our success depends on our ability to handle the rapid consumer shift to online shopping and single pair shipments, which requires significant capital to operate with a greater level of sophistication and automation, as well as higher processing and distribution costs.  We may be unable to successfully manage, negotiate or renew our distribution center leases, or we may experience complications with respect to our distribution centers, such as substantial damage to, or destruction of, such facilities due to natural disasters or ineffective information technology systems.  In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis.  The effective operation of our distribution centers may also be impacted by wage inflation, labor shortages and disruptions to the supply chain.

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

Damage to our reputation or brands may negatively impact our business.

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

Our ESG initiatives may result in increased scrutiny from stakeholders or regulators with respect to our ESG goals and objectives.  We may not be able to achieve our ESG goals within the timelines established, or at all.  Failure to successfully achieve our established goals may damage our reputation, or the reputation of our brands.  Our reputation may also be damaged if we do not act, or are perceived by our consumers to not act, responsibly with respect to our impact on the environment or other social or governance matters.  Damage to our brands and reputation could have a material adverse effect on our business, results of operations, financial position and cash flow.

A significant portion of our Famous Footwear sales are dependent on our Famous Footwear loyalty program, Famously You Rewards ("Rewards"), and any decrease in sales from Rewards could have a material adverse impact on our sales.

Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment.  Rewards members earn points toward savings certificates for qualifying purchases. Upon reaching specified point values, members are issued a savings certificate, which may be redeemed for purchases at Famous Footwear.  Approximately 78% of our 2021 sales within the Famous Footwear segment were generated by our Rewards members.  If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

Transitional challenges with acquisitions and divestitures could result in unexpected expenditures of time and resources.

As part of our business strategy, we periodically pursue acquisitions of other companies or businesses, as well as divestitures of our businesses, such as the exit of the vast majority of our Naturalizer retail locations in the first quarter of 2021.  Although we review the records of acquisition candidates, the review may not reveal all existing or potential problems.  As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated expenses and liabilities related to the acquisition.  Acquisitions may also cause us to incur debt, write-offs of goodwill or intangible assets if the business does not perform as well as expected and substantial amortization expenses associated with other intangible assets.  We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire or launch such businesses.  We also face the risk that we will not be able to integrate acquisitions into our existing operations or divest our businesses effectively without substantial expense, delay or other operational or financial problems.  Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems.  We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

TAX, LEGAL, AND REGULATORY RISKS

Changes in tax laws may result in increased volatility in our effective tax rates.

Our financial results are significantly impacted by the effective tax rates of both our domestic and international operations.  Future changes in tax laws could materially impact our effective tax rate.  Other factors, such as changes in the mix of earnings in countries with differing statutory tax rates, changes in permitted deductions, interpretations, policies and treaties and the outcome of income tax audits in various jurisdictions, may result in higher taxes, lower profitability and increased volatility in our financial results.

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

The Fifth Amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on October 5, 2026, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $500.0 million in accordance with the terms of the Credit Agreement.  In addition, the Credit Agreement provides for an increase at the Company’s option by up to $250.0 million.  If one or more of the financial institutions participating in the Credit Agreement were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution may not be available to us.  In addition, as of January 29, 2022, total borrowing availability under the Credit Agreement was $155.2 million.  Failure to meet our debt covenants under the Credit Agreement may require the Company to seek waivers or amendments of the debt covenants, alternative or additional sources of financing or reduce expenditures.

ITEM 1BUNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2PROPERTIES

We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada, China and Guam and involve the operation of 980 retail stores, including 22 in Canada.  All store locations, excluding our Perth, Ontario outlet center, are leased, with approximately 38% of them having renewal options. The footwear sold through our domestic wholesale business is primarily processed through our leased distribution centers in Chino, California and Lebanon, Tennessee.

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

Refer to Note 16 to the consolidated financial statements for additional information related to the Redfield matter and other legal proceedings.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.”  As of January 29, 2022, we had 3,480 shareholders of record.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchases of common stock during the fourth quarter of 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of	Yet Be
Fiscal	of Shares	Paid per	Publicly Announced	Purchased Under
Period	Purchased (1)	Share (1)	Program (2)	the Program (2)
October 31, 2021 - November 27, 2021	216,724	$27.61	215,043	2,436,446
November 28, 2021 - January 1, 2022	382,797	25.16	378,500	2,057,946
January 2, 2022 - January 29, 2022	67,722	22.05	67,722	1,990,224
Total	667,243	$25.64	661,265	1,990,224
(1)	Includes shares purchased as part of our publicly announced stock repurchase program and shares that are tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.
(2)	On December 14, 2018, the Board of Directors approved a stock repurchase program ("2018 Program") authorizing the purchase of up to 2,500,000 shares of our outstanding common stock. In addition, on September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the purchase of up to 5,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions. Under these programs, the Company repurchased 661,265 shares during 2021 and 2,902,122 shares during 2020. As of January 29, 2022, there were 1,990,224 shares authorized to be repurchased under the repurchase programs. Subsequent to year-end, the Board of Directors authorized an additional 7,000,000 shares under our stock repurchase programs. With this increase, we have 8,990,224 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements.

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

Our fiscal year ends on the Saturday nearest to each January 31. Accordingly, share prices are as of the last business day in each fiscal year.  The graph assumes that the value of the investment in our common stock and each index was $100 at January 28, 2017.  The graph also assumes that all dividends were reinvested and that investments were held through January 29, 2022.  These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Comparison of 5 Year Cumulative Total Return*
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
Caleres, Inc.
Peer Group
S&P SmallCap 600

*$100 invested on January 28, 2017 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022
Caleres, Inc.	$100.00	$97.71	$101.37	$60.84	$54.70	$84.63
Peer Group	100.00	129.29	124.97	133.21	123.34	144.93
S&P© SmallCap 600 Stock Index	100.00	114.08	114.48	122.07	150.36	162.87

ITEM 6RESERVED

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview

We are a global footwear company that operates retail shoe stores and e-commerce websites, and designs, develops, sources, manufactures and distributes footwear for people of all ages.  Our mission is to inspire people to feel great...feet first.  We offer the consumer a powerful portfolio of footwear brands built on deep consumer insights generating unwavering consumer loyalty and trust.  As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points.  We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels.  A combination of thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands.  Our business strategy is focused on continued market share gains, investments in technology, and sustainability, while remaining focused on meeting changing consumer demand.

Famous Footwear

Our Famous Footwear segment includes our Famous Footwear stores, famousfootwear.com and famousfootwear.ca in Canada.  Famous Footwear is one of America’s leading family–branded footwear retailers with 894 stores at the end of 2021 and net sales of $1.7 billion in 2021.  Our focus for the Famous Footwear segment is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion, casual and athletic footwear at a great price.  During 2021, we continued to execute on our three-pronged strategy, which concentrates on merchandising, marketing and consumer experience.  We continue to focus on increasing the opportunity between Famous Footwear and the brands within our Brand Portfolio segment, such as LifeStride, Blowfish Malibu, Dr. Scholl’s and Vionic Beach.  We also have focused on offering the consumer a balanced assortment of athletic, sport and seasonal styles from well-known brands.  As we work to evolve our product offerings, we are testing and adding new and emerging brands across various categories to meet the shifting preferences and behaviors of the consumer, which we believe may attract new Famous Footwear consumers while providing the current consumer with additional options.  We are also optimizing our media investment to acquire new consumers, reactivate previous consumers and retain existing Famous Footwear consumers.

Brand Portfolio

Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns.  The segment is comprised of the Sam Edelman, Vionic, Naturalizer, Blowfish Malibu, Dr. Scholl’s Shoes, Allen Edmonds, LifeStride, Franco Sarto, Rykä, Vince, Bzees, Zodiac and Veronica Beard brands.  Through these brands, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace.  We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.  Our Brand Portfolio segment operates 70 retail stores in the United States for our Allen Edmonds, Sam Edelman and Naturalizer brands.  This segment also includes our e-commerce businesses that sell our branded footwear.  We also operate a joint venture, which expands our international presence by distributing our Sam Edelman and Naturalizer brands through 16 retail stores in China.

Supply Chain Disruptions and Inflationary Pressures

During 2021, our business operations continued to be impacted by the COVID-19 pandemic, including the delayed receipt of inventory attributable to temporary factory shutdowns, border closures, port congestion and shipping vessel and container availability.  Our inventory levels at January 29, 2022 were $108.9 million higher than the prior year-end, inclusive of an $83.5 million increase in-transit inventory, reflecting the ongoing supply chain disruptions.  While we have experienced an improvement in inventory receipts at the beginning of 2022, we expect supply chain disruptions to continue through the first half of 2022.  Due to lower shipping vessel and container availability, we experienced higher transportation costs throughout 2021, with approximately $23 million of incremental transportation costs incurred during the second half of 2021.  We expect to continue to experience inflationary pressures for freight and other product costs during 2022.  If we are unable to recover the impact of these costs through price increases to our customers, or if consumer spending decreases as a result of inflation, our business, results of operations, financial condition and cash flows may be adversely affected. In addition, ongoing inflation in product costs may result in lower gross margins due to a higher inventory reserve requirement for the inventory valued using the last-in, first-out (“LIFO”) costing methodology, which is used to value approximately 89% of our consolidated inventories.

Financial Highlights

The following is a summary of the financial highlights for 2021:

●	Consolidated net sales increased $660.5 million, or 31.2%, to $2,777.6 million in 2021, compared to $2,117.1 million last year, driven primarily by record-setting sales at our Famous Footwear segment which benefited from strong consumer demand as COVID-19 vaccines became widely available and government restrictions eased. Our Brand Portfolio segment’s net sales also rebounded compared to last year, despite being adversely impacted by the delayed receipt of inventory due to supply chain disruptions.
●	Consolidated gross profit increased $440.3 million, or 55.9%, to $1,227.3 million in 2021, compared to $787.0 million last year. Our gross profit margin increased to 44.2% in 2021, compared to 37.2% in 2020, reflecting a decline in promotional activity driven by strong consumer demand, partially offset by higher inbound freight costs.
●	Consolidated operating earnings increased to $205.8 million in 2021, compared to an operating loss of $485.7 million last year.
●	Consolidated net earnings attributable to Caleres, Inc. were $137.0 million, or $3.56 per diluted share, in 2021, compared to a net loss of $439.1 million, or $11.80 per diluted share, last year.

The following items should be considered in evaluating the comparability of our 2021 and 2020 results:

●	COVID-19 pandemic impact – During 2020, our business results were negatively impacted by the COVID-19 pandemic. Our retail stores were temporarily closed for a portion of the year and many of our stores experienced reduced operating hours and additional closure days on a temporary basis as a result of local government mandates or illness. We also experienced declines in retail store traffic with stay-at-home orders and other government mandates, which resulted in lower sales in 2020, despite the significant growth in our e-commerce business. We incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business totaling $114.3 million ($115.5 million on an after-tax basis, or $3.10 per diluted share) in 2020. These costs included non-cash impairment charges associated with property and equipment and lease right-of-use assets, inventory markdowns, employee severance and other expenses. Of the $114.3 million in charges, $80.9 million is presented in restructuring and other special charges, net and $33.4 million, which represents inventory markdowns, is reflected as cost of goods sold. In 2021, as the impacts of the pandemic began to recede, we experienced strong consumer demand and robust growth in retail store traffic, contributing to our record-setting financial results.
●	Blowfish Malibu mandatory purchase obligation – In July 2018, we acquired a controlling interest in Blowfish Malibu. As further discussed in Note 4 and 13 to the consolidated financial statements, the remaining interest in Blowfish Malibu was subject to a mandatory purchase obligation after a three-year period, based on an earnings multiple formula. During 2021, we recorded fair value adjustments of $15.4 million ($11.5 million on an after-tax basis, or $0.30 per diluted share), compared to $23.9 million ($17.8 million on an after-tax basis, or $0.48 per diluted share) in 2020. The fair value adjustments are presented as interest expense, net in the consolidated statements of earnings (loss). The mandatory purchase obligation of $54.6 million was settled during the fourth quarter of 2021.
●	Brand Portfolio—business exits – In 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations, which had been announced in late 2020. These charges primarily represent lease termination and other store closure costs, including employee severance, for the Naturalizer stores closed in 2021 and are reflected as restructuring and other special charges. In 2020, the Company incurred costs totaling $16.4 million ($14.9 million on an after-tax basis, or $0.40 per diluted share), including $14.8 million related to the decision to close all but a limited number of our Naturalizer retail stores and $1.6 million associated with the decision to exit the Fergie brand. Refer to Note 4 to the consolidated financial statements for further discussion.
●	Loss on early extinguishment of debt – During 2021, we incurred a loss of $1.0 million ($0.8 million on an after-tax basis, or $0.02 per diluted share) related to the redemption of our $200.0 million aggregate principal senior notes, prior to the maturity date, and the amendment to our revolving credit facility prior to its maturity. There were no corresponding charges in 2020. Refer to Note 11 to the consolidated financial statements for further discussion.
●	Impairment of goodwill and intangible assets – During 2020, we recorded non-cash impairment charges totaling $286.5 million ($236.4 million on an after-tax basis, or $6.35 per diluted share). We recorded $240.3 million of impairment associated with goodwill as a result of the unfavorable business climate and our lower stock price and market capitalization. In addition, we recorded $46.2 million of impairment associated with intangible assets, including the Allen Edmonds trade name and customer relationship intangible asset and Via Spiga trade name. There were no corresponding impairment charges in 2021. Refer to Note 1 and Note 10 to the consolidated financial statements for additional information related to these charges.
●	Vionic integration-related costs – On October 18, 2018, we acquired the Vionic business for $360.7 million. We incurred integration-related charges totaling $3.4 million ($2.6 million on an after-tax basis, $0.07 per diluted share) during 2020, which are presented as restructuring and other special charges in the consolidated statements of earnings (loss). These costs primarily represents non-cash charges for impairment of assets, warehouse and logistics integration expenses and severance costs. There were no corresponding charges in 2021. Refer to Note 4 to the consolidated financial statements for further discussion.

Financial Outlook

We delivered record-setting financial results in 2021, which will provide us with significant momentum going into 2022. Our strong financial results demonstrate the strength of our portfolio of brands, the success of our advanced operating capabilities, the tremendous efforts and talents of our associates and the significant value-enhancing transformation of the organization.  In 2022, we will be focused on unlocking growth opportunities across the Company, while taking additional steps to mitigate supply chain and inflationary pressures.  We believe we are uniquely positioned to meet consumer needs and capture growth across trending footwear categories such as event, occasion and career, while continuing to capitalize on demand for the athletic and sport-inspired styles.  We are confident that the investments we have made, the strategic priorities we have set in motion, and our strengthened financial position and potential for ongoing strong cash generation will enable us to continue to return capital to shareholders, better align supply with consumer demand and invest in our long-term strategic initiatives.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Same-store sales

The same-store sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though many retailers may calculate the metric differently.  Management uses the same-store sales metric as a measure of an individual store’s success to determine whether its sales performance is consistent with expectations.  Our same-store sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open at least 13 months.  In addition, in order to be included in the same-store sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores (including temporary store closures related to the pandemic) are excluded from the same-store sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.  We believe the same-store sales metric is useful to shareholders and investors in assessing the performance of our existing retail store locations with comparable prior year sales, separate from the impact of store openings or closures.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to measure the efficiency of a store’s sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store’s success to determine whether it is performing consistent with expectations.  The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.

Comparison of Financial Results

The following sections discuss the consolidated and segment results of our operations for the year ended January 29, 2022 compared to the year ended January 30, 2021.  For a discussion of the year ended January 30, 2021 compared to the year ended February 1, 2020, refer to Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 30, 2021.

CONSOLIDATED RESULTS

	2021		2020		2019
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,777.6	100.0%	$2,117.1	100.0%	$2,921.6	100.0%
Cost of goods sold	1,550.3	55.8%	1,330.1	62.8%	1,737.2	59.5%
Gross profit	1,227.3	44.2%	787.0	37.2%	1,184.4	40.5%
Selling and administrative expenses	1,008.0	36.3%	889.5	42.0%	1,065.8	36.5%
Impairment of goodwill and intangible assets	—	—%	286.5	13.5%	—	—%
Restructuring and other special charges, net	13.5	0.5%	96.7	4.6%	14.8	0.4%
Operating earnings (loss)	205.8	7.4%	(485.7)	(22.9)%	103.8	3.6%
Interest expense, net	(30.9)	(1.1)%	(48.2)	(2.3)%	(33.1)	(1.2)%
Loss on early extinguishment of debt	(1.0)	(0.1)%	—	—%	—	—%
Other income, net	15.3	0.6%	16.8	0.8%	7.9	0.3%
Earnings (loss) before income taxes	189.2	6.8%	(517.1)	(24.4)%	78.6	2.7%
Income tax (provision) benefit	(51.1)	(1.8)%	78.1	3.7%	(16.5)	(0.6)%
Net earnings (loss)	138.1	5.0%	(439.0)	(20.7)%	62.1	2.1%
Net earnings (loss) attributable to noncontrolling interests	1.1	0.1%	0.1	0.0%	(0.7)	(0.0)%
Net earnings (loss) attributable to Caleres, Inc.	$137.0	4.9%	$(439.1)	(20.7)%	$62.8	2.1%

Net Sales

Net sales increased $660.5 million, or 31.2%, to $2,777.6 million in 2021, compared to $2,117.1 million last year.  In 2021, we experienced an increase in retail store traffic once the impacts of the pandemic began to recede and government restrictions eased.  In addition, consumer demand for our on-trend assortment supported a reduction in promotional activity, resulting in significant full-price selling.  These factors resulted in record-setting net sales for our Famous Footwear segment, which increased $484.7 million, or 38.4%, compared to last year.  Net sales for our Brand Portfolio segment increased $178.5 million, or 19.8%, compared to last year.  While Brand Portfolio net sales improved over last year, they remain below sales in 2019, due in part to the brand exits announced in late 2019 and early 2020 and the related closure of all but two Naturalizer retail stores in North America. On a consolidated basis, our direct-to-consumer sales represented approximately 75% of total net sales for 2021, compared to 73% last year.  Our casual, athletic and sport footwear categories continued to perform well and our sandals category experienced strong growth. In addition, demand for the dress category continued to improve as more people are returning to the workplace and attending social gatherings.

Gross Profit

Gross profit increased $440.3 million, or 55.9%, to $1,227.3 million in 2021, compared to $787.0 million in 2020 driven by higher net sales, more full-price selling and a significant decrease in promotional activity at Famous Footwear due to our strong product assortment and inventory management, partially offset by higher inbound freight costs.  In addition, during 2020 our gross profit was impacted by incremental inventory markdowns reflecting the difficult retail environment and our business exits described earlier. As a percentage of net sales, our gross profit rate increased to 44.2% in 2021, compared to 37.2% in 2020.  The higher gross profit rate reflects more full-price selling and a decline in promotional activity driven by strong consumer demand, partially offset by higher inbound freight costs.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $118.5 million, or 13.3%, to $1,008.0 million in 2021, compared to $889.5 million last year.  The increase reflects higher salary and benefits expenses, higher marketing expenses and an increase in stock and deferred compensation expense, partially offset by lower rent and facilities costs.  During 2020, we managed controllable expenses in response to the difficult business environment and lower sales volume resulting from the pandemic.  The strategic actions taken in 2020 resulted in lower salaries and benefits expense; lower variable expenses associated with the temporary store closures, including the impact of certain rent concessions received from landlords; and lower marketing, travel and logistics expenses.  As a percentage of net sales, selling and administrative expenses decreased to 36.3% in 2021 from 42.0% last year, reflecting better leveraging of expenses over a higher sales base.

Impairment of Goodwill and Intangible Assets

During 2020, we recorded non-cash impairment charges totaling $286.5 million ($236.4 million on an after-tax basis, or $6.35 per diluted share).  We recorded $240.3 million of impairment associated with goodwill as a result of the unfavorable business climate and our lower market capitalization.  In addition, we recorded $46.2 million of impairment associated with intangible assets, including $36.0 million associated with the Allen Edmonds trade name and customer relationship intangible asset and $10.2 million associated with the Via Spiga trade name.  There were no corresponding impairment charges in 2021.  Refer to Note 10 to the consolidated financial statements for additional information related to these charges.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) during 2021, compared to $96.7 million in 2020 as follows:

●	Brand Portfolio business exit costs of $13.5 million and $12.4 million in 2021 and 2020, respectively, reflecting expenses associated with the strategic realignment of the Naturalizer retail store operations;
●	Costs associated with the economic impact of the COVID-19 pandemic of $80.9 million in 2020, primarily consisting of impairment charges associated with lease right-of-use assets and retail store furniture and fixtures, liabilities associated with wholesale factory order cancellations and severance; and
●	Integration-related costs for Vionic of $3.4 million in 2020.

The nature of the above charges are more fully described in the Financial Highlights section above and Note 4 to the consolidated financial statements.

Operating Earnings (Loss)

Operating earnings increased $691.5 million to $205.8 million in 2021, compared to an operating loss of $485.7 million last year, reflecting the factors described above.  As a percentage of net sales, operating earnings were 7.4% in 2021, compared to an operating loss of 22.9% in 2020.

Interest Expense, Net

Interest expense, net decreased $17.3 million, or 35.9%, to $30.9 million in 2021, compared to $48.2 million last year, which is attributable to various factors.  The fair value adjustments on the mandatory purchase obligation associated with the Blowfish Malibu acquisition totaled $15.4 million in 2021, compared to $23.9 million in 2020.  The mandatory purchase obligation was settled for $54.6 million on November 4, 2021. In addition, we continued to use our strong cash generation to reduce the borrowings under our revolving credit agreement from $440.0 million at March 2020 to $290.0 million at January 29, 2022.  As a result, the average borrowings under our revolving credit agreement were lower in 2021, decreasing our interest expense.  In addition, we redeemed our $200 million aggregate principal of senior notes during 2021, prior to maturity, shifting this higher interest rate debt to borrowings under our revolving credit agreement.  We expect our net interest expense to be lower going forward as a result of the redemption of the senior notes.  Refer to Note 11 to the consolidated financial statements for additional information related to our borrowings and Note 4 and Note 13 for further discussion regarding the mandatory purchase obligation.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt was $1.0 million in 2021, reflecting the redemption of our $200.0 million aggregate principal senior notes prior to maturity, as well as the amendment of our revolving credit facility.  Refer to Note 11 to the consolidated financial statements for further discussion.

Other Income, Net

Other income, net decreased $1.5 million, or 8.7%, to $15.3 million in 2021, compared to $16.8 million in 2020, reflecting a reduction in certain components of net periodic benefit income associated with our pension plans.  Refer to Note 5 to the consolidated financial statements for additional information related to our retirement plans.

Income Tax (Provision) Benefit

Our consolidated effective tax rate was 27.0% in 2021, compared to 15.1% in 2020.  Our higher tax rate for 2021 primarily reflects strong domestic earnings and incremental valuation allowances recorded for our deferred tax assets for certain jurisdictions.  The rate also reflects incremental valuation allowances related to operating losses at our Canadian business division, which were driven by exit-related costs associated with the Naturalizer retail stores during the first quarter of 2021.  In 2020, our effective tax rate was impacted by several discrete tax items, including the non-deductibility of a portion of our goodwill impairment charges and the incremental tax provision related to the vesting of stock awards.  Our tax benefit for 2020 also includes the favorable impact of approximately $8.2 million related to the CARES Act, which permits us to carry back a significant portion of our 2020 losses to years with a higher federal tax rate.  In addition, due to the significance of our 2020 loss before income taxes, the Company entered into a three-year cumulative loss position for federal, state and certain international jurisdictions.  We increased our valuation allowances on deferred tax assets to $50.0 million during 2020, reflecting the uncertainty regarding the utilization of our deferred tax assets in these jurisdictions.  The requirement for valuation allowances on our deferred tax assets may result in ongoing volatility in our effective tax rate until the Company is no longer in a three-year cumulative loss position.  Refer to Note 6 to the consolidated financial statements for additional information regarding income taxes.

Net Earnings (Loss) Attributable to Caleres, Inc.

Consolidated net income attributable to Caleres, Inc. was $137.0 million in 2021, compared to a net loss of $439.1 million last year, reflecting the factors described above.

Geographic Results

We have both domestic and international operations.  Domestic operations include the nationwide operation of our Famous Footwear and other branded retail footwear stores, the wholesale distribution of footwear to numerous retail consumers and the operation of our e-commerce websites.  International operations primarily consist of wholesale operations in Eastern Asia, Canada and Europe, retail operations in Canada and China and the operation of our international e-commerce websites.  In addition, we license certain of our trade names to third parties who distribute and/or operate retail locations internationally.  The operations in Eastern Asia include first-cost transactions, where footwear is sold at international ports to customers who then import the footwear into the United States and other countries.  The breakdown of domestic and international net sales and earnings (loss) before income taxes is as follows:

	2021		2020		2019

		Earnings Before		Loss Before		Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,600.8	$152.5	$1,981.1	$(441.5)	$2,727.1	$37.3
International	176.8	36.7	136.0	(75.6)	194.5	41.3
	$2,777.6	$189.2	$2,117.1	$(517.1)	$2,921.6	$78.6

As a percentage of sales, the pre-tax profitability on international sales is higher than on domestic sales because of a lower cost structure and the inclusion of the unallocated corporate administrative and other costs in domestic earnings.  In 2020, both our domestic and international earnings were impacted by the goodwill and intangible asset impairment charges described earlier.

FAMOUS FOOTWEAR

	2021		2020		2019
		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Net sales	$1,748.3	100.0%	$1,263.6	100.0%	$1,588.1	100.0%
Cost of goods sold	908.9	52.0%	773.7	61.2%	912.7	57.5%
Gross profit	839.4	48.0%	489.9	38.8%	675.4	42.5%
Selling and administrative expenses	563.0	32.2%	497.1	39.4%	595.0	37.5%
Restructuring and other special charges, net	—	—%	16.6	1.3%	3.5	0.2%
Operating earnings (loss)	$276.4	15.8%	$(23.8)	(1.9)%	$76.9	4.8%

Key Metrics
Same-store sales % change	12.5%		1.6%		2.0%
Same-store sales $ change	$153.6		$20.0		$31.1
Sales change from new and closed stores, net (1)	$329.3		$(344.4)		$(49.3)
Impact of changes in Canadian exchange rate on sales	$1.8		$(0.1)		$(0.5)

Sales per square foot, excluding e-commerce	$249		$159		$223
Square footage (thousand sq. ft.)	5,912		6,074		6,281

Stores opened	10		6		12
Stores closed	32		39		55
Ending stores	894		916		949
(1)	This metric includes the impact of temporary store closures. Fiscal 2020 was impacted significantly by store closure days during the pandemic, while 2021 reflects a significantly lower number of store closure days.

Net Sales

Net sales increased $484.7 million, or 38.4%, to $1,748.3 million in 2021, compared to $1,263.6 million last year.  Our record-setting results in 2021 were attributable to a number of factors.  As the effects of the pandemic began to recede, we experienced a significant increase in retail store traffic in 2021.  The consumer demand for our on-trend assortment supported a reduction in promotional activity, resulting in more full-price selling.  Our e-commerce penetration in 2021 was approximately 14% of net sales, compared to approximately 22% last year when our retail stores were temporarily closed beginning in mid-March at the onset of the pandemic, with a phased reopening beginning in May.  While supply chain disruptions have resulted in shipping delays, our well-positioned inventory drove our strong performance.  Seasonal product, particularly sandals, performed well, and we experienced robust growth in our casual and athletic categories.  Our children’s business also continued to grow significantly, outpacing total company performance.  During 2021, we had net closures of 22 stores as we continue to focus on optimizing our store base and eliminating underperforming locations.

Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 78% of net sales to loyalty program members in 2021, compared to 79% in 2020.

Gross Profit

Gross profit increased $349.5 million, or 71.3%, to $839.4 million in 2021, compared to $489.9 million last year, driven by the net sales increase and a higher gross profit rate.  As a percentage of net sales, our gross profit rate increased to 48.0% in 2021, compared to 38.8% in 2020, reflecting a significant reduction in promotional activity driven by growth in consumer demand as well as our strong product assortment and inventory management.  In addition, our gross profit margin in 2020 was adversely impacted by $6.0 million in incremental inventory markdowns, reflecting the difficult retail environment driven by the pandemic.

Selling and Administrative Expenses

Selling and administrative expenses increased $65.9 million, or 13.3%, to $563.0 million during 2021 compared to $497.1 million last year.  The increase reflects higher variable expenses, including payroll associated with our retail store associates and logistics, associated with the increase in sales volume, as well as higher marketing expenses.  Salary expenses were lower in 2020 driven by the temporary closure of all Famous Footwear stores for a portion of the first half of 2020 due to the pandemic.  As a percentage of net sales, selling and administrative expenses decreased to 32.2% in 2021 from 39.4% last year, reflecting better leveraging of expenses over a higher net sales base.

Restructuring and Other Special Charges, Net

Restructuring and other special charges were $16.6 million during 2020, consisting primarily of impairment charges on furniture and fixtures in our retail stores and lease right-of-use assets.  Refer to Note 4 to the consolidated financial statements for additional information related to these charges.  There were no corresponding charges during 2021.

Operating Earnings (Loss)

Operating earnings increased $300.2 million to $276.4 million for 2021, compared to an operating loss of $23.8 million last year, reflecting higher net sales, an increase in gross profit rate and the other factors described above.  As a percentage of net sales, operating earnings were 15.8% for 2021, compared to an operating loss of 1.9% last year.

BRAND PORTFOLIO

	2021		2020		2019
		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Net sales	$1,081.0	100.0%	$902.5	100.0%	$1,406.5	100.0%
Cost of goods sold	694.2	64.2%	607.7	67.3%	899.9	64.0%
Gross profit	$386.8	35.8%	$294.8	32.7%	$506.6	36.0%
Selling and administrative expenses	337.4	31.2%	337.4	37.4%	442.7	31.5%
Impairment of goodwill and intangible assets	—	—%	286.5	31.8%	—	—%
Restructuring and other special charges, net	13.5	1.3%	79.3	8.8%	5.7	0.4%
Operating earnings (loss)	$35.9	3.3%	$(408.4)	(45.3)%	$58.2	4.1%

Key Metrics
Direct-to-consumer (% of net sales) (1)	32%		32%		28%
Change in wholesale net sales ($)	$114.6		$(396.4)		$107.6
Unfilled order position at end of period	$452.4		$218.2		$295.4

Same-store sales % change	30.6%		(31.0)%		(5.8)%
Same-store sales $ change	$32.9		$(59.7)		$(15.5)
Sales change from new and closed stores, net	$30.4		$(47.9)		$1.5
Impact of changes in Canadian exchange rate on retail sales	$0.6		$0.0		$(0.7)

Sales per square foot, excluding e-commerce (trailing twelve months)	$906		$179		$390
Square footage (thousands sq. ft.)	116		269		387

Stores opened	9		7		11
Stores closed	93		65		12
Ending stores	86		170		228
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites, and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales increased $178.5 million, or 19.8%, to $1,081.0 million in 2021, compared to $902.5 million last year, reflecting strong sales growth from our Sam Edelman, Vionic, Allen Edmonds and Blowfish Malibu brands.  Both Sam Edelman and Allen Edmonds have experienced renewed interest and growth in the dress shoe category, as more people returned to the workplace and began to attend special occasion events.  Our net sales in 2021 were adversely impacted by the delayed receipt of inventory due to supply chain disruptions, including factory shutdowns, border closures, port congestion and shipping vessel and container availability.  In addition, sales were adversely impacted during 2020, as many of our wholesale customers canceled orders and those customers and the Company temporarily closed retail stores for several weeks during 2020.

In the first quarter of 2021, we permanently closed the remaining 73 Naturalizer stores in North America that were scheduled for closure as part of our strategic realignment of the Naturalizer retail store operations.  While net sales improved over last year, they remain below pre-pandemic levels, due in part to these retail store closures.  We remain focused on growing the Naturalizer brand’s e-commerce business through naturalizer.com, our retail partners and their websites, and the two flagship stores in the United States.  Including the Naturalizer closures, we closed 93 stores and opened nine stores during 2021, resulting in a total of 86 stores at the end of 2021.  Sales per square foot, excluding e-commerce sales, increased to $906, compared to $179 last year.  The sales per square foot metric in 2020 was adversely impacted by the temporary retail store closures and therefore, it is not comparable to 2021.  In addition, with the closure of nearly all of our Naturalizer retail stores in 2021, the majority of our Brand Portfolio segment stores are for our Allen Edmonds brand, which have higher retail price points than the Naturalizer brand.

The unfilled order position for our wholesale business increased $234.2 million to $452.4 million at the end of 2021, compared to $218.2 million at the end of last year.  The increase in our backlog order levels reflects the delayed receipt of inventory due to global supply chain disruptions and higher demand.  We are actively working to diversify and leverage our sourcing model to help offset the impact of these supply chain challenges, but expect the disruptions to continue into 2022.

Gross Profit

Gross profit increased $92.0 million, or 31.2%, to $386.8 million in 2021, compared to $294.8 million last year, due to higher net sales and an improved gross profit rate. Our gross profit in 2020 was negatively impacted by higher incremental cost of goods sold primarily due to $27.5 million in inventory markdowns reflecting the difficult retail environment driven by the pandemic, as well as $4.0 million in inventory markdowns related to the decision to close all but a limited number of our Naturalizer retail stores and exit our Fergie brand.  As a percentage of sales, our gross profit rate increased to 35.8% in 2021, compared to 32.7% last year.  In connection with the supply chain disruptions described earlier, our freight costs have risen significantly.  We anticipate inbound freight costs to remain high in 2022, which may continue to impact our gross profit if we are unable to mitigate or fully recover these additional costs through price increases.

Selling and Administrative Expenses

Selling and administrative expenses were $337.4 million in 2021, consistent with last year. Higher marketing and salaries expenses were offset by lower rent and facilities expenses, primarily due to the lower store count.  As a percentage of net sales, selling and administrative expenses decreased to 31.2% in 2021 from 37.4% last year, reflecting better leveraging of expenses over a higher net sales base.

Impairment of Goodwill and Intangible Assets

We incurred impairment charges of $286.5 million during 2020, including $240.3 million associated with goodwill and $46.2 million associated with intangible assets, including $32.0 for the Allen Edmonds trade name, $10.2 million for the Via Spiga trade name and $4.0 million associated with other Allen Edmonds intangible assets.  The goodwill impairment charges were a result of the unfavorable business climate and our lower market capitalization, due in part to the economic impacts of the pandemic. There were no corresponding impairment charges in 2021.  Refer to Note 10 to the consolidated financial statements for additional information related to the impairments.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $13.5 million were recorded during 2021 for expenses associated with the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of  2021.  During 2020, $79.3 million of restructuring and other special charges were recorded, primarily comprised of $63.6 million for impairment charges on store furniture and fixtures and lease right-of-use assets, liabilities due to our factories for order cancellations and severance expense.  In addition, our 2020 expenses included $12.4 million associated with the closure of our Naturalizer retail stores and $3.3 million in integration-related costs for Vionic. Refer to Note 4 to the consolidated financial statements for additional information related to these charges.

Operating Earnings (Loss)

Operating earnings increased $444.3 million to $35.9 million in 2021, compared to an operating loss of $408.4 million last year, as a result of the factors described above.  As a percentage of net sales, operating earnings were 3.3% in 2021, compared to an operating loss of 45.3% last year.

ELIMINATIONS AND OTHER

	2021		2020		2019
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$(51.7)	100.0%	$(49.0)	100.0%	$(73.0)	100.0%
Cost of goods sold	(52.8)	102.2%	(51.3)	104.8%	(75.4)	103.3%
Gross profit	$1.1	(2.2)%	$2.3	(4.8)%	$2.4	(3.3)%
Selling and administrative expenses	107.6	(208.3)%	54.9	(112.2)%	28.0	(38.4)%
Restructuring and other special charges, net	—	—%	0.8	(1.6)%	5.6	(7.7)%
Operating loss	$(106.5)	206.1%	$(53.4)	109.0%	$(31.2)	42.7%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $51.7 million for 2021 is $2.7 million, or 5.6%, higher than in 2020, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $52.7 million, or 96.0%, to $107.6 million in 2021, compared to $54.9 million last year, primarily driven by higher anticipated payments under our cash and stock-based incentive compensation plans due to our strong financial performance, higher expenses associated with certain cash-based director compensation plans that are variable based on our stock price and an increase in salaries expense.  Salaries expense was lower in 2020 as a result of the strategic actions we took to mitigate the impact of the pandemic, including salary reductions and associate furloughs for a portion of the year.

Restructuring and other special charges of $0.8 million in 2020 were comprised primarily of costs associated with workforce reductions as we sought to align our expense structure with the lower sales performance, combined with incremental expenses associated with deep cleaning our facilities and related supplies.  There were no corresponding charges in 2021.

RESTRUCTURING AND OTHER INITIATIVES

During 2021, we incurred restructuring and other special charges of $13.5 million, reflecting expenses associated with the decision to close all Naturalizer retail stores in North America with the exception of two Naturalizer flagship retail stores in the United States.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed in 2021.

During 2020, we incurred restructuring and other special charges of $96.7 million, including approximately $80.9 million in costs primarily associated with the economic impact of the COVID-19 pandemic, including impairment charges associated with lease right-of-use assets and retail store furniture and fixtures, liabilities associated with factory order cancellations and severance.  In addition, we incurred $12.4 million related to the decision to close all but a limited number of Naturalizer retail stores, as described above, and $3.4 million of integration-related costs for Vionic.

Refer to the Financial Highlights section above and Note 4 to the consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	January 29, 2022	January 30, 2021	(1)	Increase (Decrease)
Borrowings under revolving credit agreement	$290.0	$250.0		$40.0
Long-term debt	—	198.9		(198.9)
Total debt	$290.0	$448.9		$(158.9)
(1)	Total debt as of January 30, 2021 excludes the Blowfish Malibu mandatory purchase obligation, which was valued at $39.1 million.

Total debt obligations decreased $158.9 million to $290.0 million at the end of 2021, compared to $448.9 million at the end of last year, as we continued to use our strong cash generation to reduce our debt levels.  In August 2021, we redeemed $100.0 million of our senior notes and on January 3, 2022, we redeemed the remaining $100.0 million of senior notes.  We shifted this higher interest rate debt to borrowings under our revolving credit facility, which is expected to result in net interest expense savings on an ongoing basis.  Net interest expense in 2021 was $30.9 million, compared to $48.2 million in 2020.  The decrease in net interest expense in 2021 was primarily attributable to a decrease in the fair value adjustments to the mandatory purchase obligation associated with the Blowfish Malibu acquisition, as further discussed in Note 13 to the consolidated financial statements, and lower average borrowings under the revolving credit facility.

Credit Agreement

As further discussed in Note 11 to the consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC and Vionic International LLC are each co-borrowers and guarantors under the revolving credit facility. On October 5, 2021, we entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the “Credit Agreement”) which, among other modifications, extends the maturity date of the credit facility from January 18, 2024 to October 5, 2026, and decreases the borrowing availability under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be further increased by up to $250.0 million.

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

At January 29, 2022, we had $290.0 million borrowings and $10.8 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $155.2 million at January 29, 2022.  We were in compliance with all covenants and restrictions under the Credit Agreement as of January 29, 2022.

$200 Million Senior Notes

On July 27, 2015, we issued $200.0 million aggregate principal amount of Senior Notes due in 2023 (the "Senior Notes").  The Senior Notes were guaranteed on a senior unsecured basis by each of the subsidiaries of Caleres, Inc. that is an obligor under the Credit Agreement, and bore interest at 6.25%, which was payable on February 15 and August 15 of each year.

On August 16, 2021, we redeemed $100.0 million of Senior Notes at 100.0%.  In addition, on January 3, 2022, we redeemed the remaining $100.0 million of Senior Notes at 100.0%.  In conjunction with the redemption of the Senior Notes prior to maturity, we incurred a loss on early extinguishment of debt of $1.0 million.  Refer to further discussion regarding the Senior Notes in Note 11 to the consolidated financial statements.

Working Capital and Cash Flow

	January 29, 2022	January 30, 2021
Operating working capital ($ millions) (1)	$193.8	$191.8
Current ratio (2)	0.82:1	0.86:1
Debt-to-capital ratio (3)	47.3%	68.8%
(1)	Operating working capital has been computed as total current assets, excluding cash and property and equipment, held for sale, less total current liabilities, excluding borrowings under revolving credit agreement and lease obligations.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	Debt-to-capital has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under the Credit Agreement. Total capitalization is defined as total debt and total equity.

Operating working capital at January 29, 2022, was $193.8 million, which was $2.0 million higher than at January 30, 2021.  Our current ratio was 0.82 to 1 at January 29, 2022, compared to 0.86 to 1 at January 30, 2021.  Our debt-to-capital ratio was 47.3% as of January 29, 2022, compared to 68.8% at January 30, 2021, reflecting lower debt resulting from the redemption of our senior notes during 2021 as well as higher equity attributable to our strong financial results in 2021.

			Increase (Decrease) in
($ millions)	2021	2020	Cash Equivalents
Net cash provided by operating activities	$168.4	$126.4	$42.0
Net cash used for investing activities	(24.1)	(22.1)	(2.0)
Net cash used for provided by financing activities	(202.4)	(61.3)	(141.1)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	(0.2)
(Decrease) increase in cash and cash equivalents	$(58.2)	$43.1	$(101.3)

Cash provided by operating activities was $42.0 million higher in 2021 than last year, reflecting the following factors:

●	Higher earnings in 2021 compared to 2020, primarily driven by strong consumer demand and strong financial results by our Famous Footwear segment;
●	A decrease in net income tax receivables in 2021 compared to an increase last year; and
●	A larger increase in accounts payable in 2021 compared to last year; partially offset by
●	An increase in inventory in 2021, compared to a decrease in 2020 due in part to a significant increase in in-transit inventory attributable to supply chain disruptions and port congestion; and
●	The settlement of the Blowfish mandatory purchase obligation.

Supply chain financing: Certain of our suppliers are given the opportunity to sell receivables from us related to products we’ve purchased to participating financial institutions at a rate that leverages our credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. We negotiate payment and other terms with our suppliers, regardless of whether the supplier participates in the program, and our responsibility is limited to making payment based on the terms originally negotiated with the supplier.  These liabilities continue to be presented as accounts payable in our consolidated balance sheets and reflected as cash flows from operating activities when settled. As of January 29, 2022 and January 30, 2021, we had $36.7 million and $28.5 million, respectively, of accounts payable subject to supply chain financing arrangements.  We believe the impact of supply chain financing is not material to our overall liquidity position.

Cash used for investing activities was $2.0 million higher in 2021 than last year, reflecting slightly higher capital expenditures in 2021.  In 2022, we expect our purchases of property and equipment and capitalized software to be between $35 million and $45 million.

Cash used for financing activities was $141.1 million higher in 2021 than last year, primarily due to the redemption of our $200.0 million aggregate principal Senior Notes and the settlement of the Blowfish Malibu mandatory purchase obligation, partially offset by net borrowings on our revolving credit agreement of $40.0 million in 2021 compared to net repayments of $25.0 million in 2020.  Our strong financial results allowed us to significantly reduce our total debt obligations in 2021 and improve our balance sheet.

We paid dividends of $0.28 per share in each of 2021, 2020 and 2019. The 2021 dividends marked the 99th year of consecutive quarterly dividends.  On March 10, 2022, the Board of Directors declared a quarterly dividend of $0.07 per share, payable on April 8, 2022, to shareholders of record on March 24, 2022, marking the 396th consecutive quarterly dividend to be paid by the Company.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

We have various contractual or other obligations, including borrowings under our revolving credit facility, operating lease commitments and obligations for our supplemental executive retirement plan and other postretirement benefits.  Additional information on these commitments is provided in the notes to our consolidated financial statements.  We also have purchase obligations to purchase inventory, assets and other goods and services.  As of January 29, 2022, we had purchase obligations totaling approximately $802.1 million, of which $786.6 million are due in the next 12 months.  We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements.  Our most significant policies requiring the use of estimates and judgments are described below.

Inventories

Inventories are one of our most significant assets, representing approximately 32% of total assets at the end of 2021.  We value our inventories at the lower of cost or market for approximately 89% of our consolidated inventories, which represents the divisions using the LIFO cost method. For the remaining portion, our inventories are valued at the lower of cost or net realizable value. For inventory valued at LIFO, we regularly review the inventory for excess, obsolete or impaired inventory and write it down to the lower of cost or market. We apply judgment in determining the market value of inventory, which requires an estimate of net realizable value, including current and expected selling prices, costs to sell and normal gross profit rates. The method used to determine market value varies by business division, based on the unique operating models. At our Famous Footwear segment and certain operations within our Brand Portfolio segment, market value is determined based on net realizable value less an estimate of expected costs to be incurred to sell the product. Accordingly, we record markdowns when it becomes evident that inventory items will be sold at prices below cost. As a result, gross profit rates at our Famous Footwear segment and, to a lesser extent, our Brand Portfolio segment are lower than the initial markup during periods when permanent price reductions are taken to clear product.  For the majority of our Brand Portfolio segment, we determine market value based upon the net realizable value of inventory less a normal gross profit rate.  We believe these policies reflect the difference in operating models between our Famous Footwear segment and our Brand Portfolio segment.  Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories.  The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

The determination of markdown reserves for the Brand Portfolio segment requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  In determining markdown reserves,

management considers recent and forecasted sales prices, historical gross profit rates, the length of time the product is held in inventory and quantities of various product styles contained in inventory, as well as demand, among other factors.  The ultimate amount realized from the sale of certain products could differ from management estimates.

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

As of January 29, 2022, we are in a three-year cumulative loss position for federal, state and certain international jurisdictions.  We have valuation allowances totaling $59.0 million as of January 29, 2022, reflecting the uncertainty regarding the utilization of net operating loss carryforwards and other deferred tax assets.

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

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATES

The market risk inherent in our financial instruments and positions represents the potential loss arising from adverse changes in foreign currency exchange rates and interest rates. To address these risks, we may enter into various hedging transactions.  All decisions on hedging transactions are authorized and executed pursuant to our policies and procedures, which do not allow the use of financial instruments for trading purposes.  We also are exposed to credit-related losses in the event of nonperformance by counterparties to these financial instruments.  Counterparties to these agreements, however, are major international financial institutions, and we believe the risk of loss due to nonperformance is minimal.

A description of our accounting policies for derivative financial instruments is included in Note 1 to the consolidated financial statements.

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

INTEREST RATES

Our financing arrangements as of January 29, 2022 include outstanding variable-rate debt under the Credit Agreement.  Changes in interest rates impact fixed and variable rate debt differently.  For fixed-rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable-rate debt will impact interest expense and cash flows.

Information appearing under the caption Fair Value Measurements in Note 13 to the consolidated financial statements is incorporated herein by reference.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 29, 2022. The effectiveness of our internal control over financial reporting as of January 29, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Caleres, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Caleres, Inc.’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Caleres, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Caleres, Inc. as of January 29, 2022 and January 30, 2021, the related consolidated statements of earnings (loss), comprehensive income (loss),  shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated March 28, 2022 expressed an unqualified opinion thereon.

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

March 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Caleres, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended January 29, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory Markdown Reserve
Description of the Matter

As described in Note 1 and Note 8, the Company had inventories of $596.8 million as of January 29, 2022 which included finished goods of $579.4 million, net of related reserves of $30.5 million. The Company provides markdown reserves to reduce the carrying values of inventories. In determining markdown reserves, the Company considers recent and forecasted sales prices, historical gross profit rates, the length of time the product is held in inventory, quantities of various product styles contained in inventory as well as demand, among other factors.

Auditing the Company’s Brand Portfolio markdown reserves was complex and involved a high degree of subjectivity, as it included assessing the significant assumptions, including forecasted sales prices, gross profit rates and demand.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's markdown reserves determination process. This included controls over the Company’s review of the significant assumptions underlying the markdown reserves estimate, as outlined above.

We performed audit procedures which included, among other procedures, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating significant assumptions, including forecasted sales prices, gross profit rates and demand. For example, we compared recent sales and gross margins of inventory items on-hand at year-end, performed a retrospective review analysis comparing sales activity in the current year to the inventory markdown reserves estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the markdown reserves, and developed an independent expectation of the markdown reserves using historical activity and compared our independent expectation to the markdown reserves recorded.  In addition, we performed inquiries of the Company’s management to evaluate the Company’s estimate of the markdown reserves.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1917.

St. Louis, Missouri

March 28, 2022

Consolidated Balance Sheets

($ thousands)	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$30,115	$88,295
Receivables, net of allowances of $29,930 in 2021 and $31,971 in 2020	122,236	126,994
Inventories, net of adjustment to last-in, first-out cost of $1,255 in 2021 and $793 in 2020	596,807	487,955
Income taxes	33,073	33,925
Property and equipment, held for sale	5,455	—
Prepaid expenses and other current assets	48,790	45,387
Total current assets	836,476	782,556

Prepaid pension costs	99,139	88,833
Lease right-of-use assets	503,430	554,303
Property and equipment, net	150,238	172,437
Goodwill and intangible assets, net	227,503	240,071
Other assets	27,140	28,850
Total assets	$1,843,926	$1,867,050

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$290,000	$250,000
Mandatory purchase obligation - Blowfish Malibu	—	39,134
Trade accounts payable	331,470	280,501
Employee compensation and benefits	88,034	48,641
Income taxes	22,622	5,069
Lease obligations	128,495	153,060
Other accrued expenses	164,992	129,104
Total current liabilities	1,025,613	905,509

Other liabilities:
Noncurrent lease obligations	452,909	518,942
Long-term debt	—	198,851
Income taxes	2,464	5,038
Deferred income taxes	14,731	8,244
Other liabilities	24,822	26,612
Total other liabilities	494,926	757,687

Equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized; 37,635,145 and 37,966,204 shares outstanding, net of 8,451,650 and 8,120,591 treasury shares in 2021 and 2020, respectively	376	380
Additional paid-in capital	168,830	160,446
Accumulated other comprehensive loss	(8,606)	(9,136)
Retained earnings	157,970	48,557
Total Caleres, Inc. shareholders’ equity	318,570	200,247
Noncontrolling interests	4,817	3,607
Total equity	323,387	203,854
Total liabilities and equity	$1,843,926	$1,867,050

See notes to consolidated financial statements.

Consolidated Statements of Earnings (Loss)

($ thousands, except per share amounts)	2021	2020	2019
Net sales	$2,777,604	$2,117,070	$2,921,562
Cost of goods sold	1,550,287	1,330,021	1,737,202
Gross profit	1,227,317	787,049	1,184,360
Selling and administrative expenses	1,008,028	889,489	1,065,760
Impairment of goodwill and intangible assets	—	286,524	—
Restructuring and other special charges, net	13,482	96,694	14,787
Operating earnings (loss)	205,807	(485,658)	103,813
Interest expense, net	(30,930)	(48,287)	(33,123)
Loss on early extinguishment of debt	(1,011)	—	—
Other income, net	15,378	16,834	7,903
Earnings (loss) before income taxes	189,244	(517,111)	78,593
Income tax (provision) benefit	(51,081)	78,117	(16,511)
Net earnings (loss)	138,163	(438,994)	62,082
Net earnings (loss) attributable to noncontrolling interests	1,144	120	(737)
Net earnings (loss) attributable to Caleres, Inc.	137,019	(439,114)	62,819

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$3.59	$(11.80)	$1.53

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$3.56	$(11.80)	$1.53

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

($ thousands)	2021	2020	2019
Net earnings (loss)	$138,163	$(438,994)	$62,082
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(611)	637	(607)
Pension and other postretirement benefits adjustments	1,207	22,146	(116)
Derivative financial instruments	—	92	516
Other comprehensive income (loss), net of tax	596	22,875	(207)
Comprehensive income (loss)	138,759	(416,119)	61,875
Comprehensive income (loss) attributable to noncontrolling interests	1,210	288	(702)
Comprehensive income (loss) attributable to Caleres, Inc.	$137,549	$(416,407)	$62,577

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2021	2020	2019
Operating Activities
Net earnings (loss)	$138,163	$(438,994)	$62,082
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	34,069	41,644	46,014
Amortization of capitalized software	5,693	5,911	6,486
Amortization of intangible assets	12,568	12,984	13,062
Amortization of debt issuance costs and debt discount	874	1,359	7,261
Fair value adjustments to Blowfish mandatory purchase obligation	15,424	23,934	5,955
Blowfish mandatory purchase obligation	(45,562)	—	—
Loss on early extinguishment of debt	1,011	—	—
Share-based compensation expense	12,297	8,097	10,246
Loss on disposal of property and equipment	472	2,890	1,469
Impairment charges for property, equipment, and lease right-of-use assets	4,135	56,343	5,867
Impairment of goodwill and intangible assets	—	286,524	—
Provision/adjustment for expected credit losses	(2,242)	10,575	773
Deferred income taxes	6,487	(37,034)	9,796
Changes in operating assets and liabilities:
Receivables	7,002	22,465	28,768
Inventories	(108,772)	130,796	63,430
Prepaid expenses and other current and noncurrent assets	(11,843)	(12,400)	(16,833)
Trade accounts payable	50,936	13,373	(46,106)
Accrued expenses and other liabilities	32,656	30,181	(27,304)
Income taxes, net	15,831	(32,600)	(517)
Other, net	(758)	305	337
Net cash provided by operating activities	168,441	126,353	170,786

Investing Activities
Purchases of property and equipment	(18,393)	(16,786)	(44,533)
Disposals of property and equipment	—	—	636
Capitalized software	(5,752)	(5,274)	(5,619)
Net cash used for investing activities	(24,145)	(22,060)	(49,516)

Financing Activities
Borrowings under revolving credit agreement	632,000	438,500	288,500
Repayments under revolving credit agreement	(592,000)	(463,500)	(348,500)
Redemption of senior notes	(200,000)	—	—
Dividends paid	(10,648)	(10,764)	(11,422)
Blowfish Malibu mandatory purchase obligation	(8,996)	—	—
Debt issuance costs	(1,190)	—	—
Acquisition of treasury stock	(16,965)	(23,348)	(33,424)
Issuance of common stock under share-based plans, net	(3,910)	(1,135)	(2,644)
Contributions by noncontrolling interests, net	—	139	2,500
Other	(676)	(1,198)	(1,342)
Net cash used for financing activities	(202,385)	(61,306)	(106,332)
Effect of exchange rate changes on cash and cash equivalents	(91)	90	80
(Decrease) increase in cash and cash equivalents	(58,180)	43,077	15,018
Cash and cash equivalents at beginning of period	88,295	45,218	30,200
Cash and cash equivalents at end of period	$30,115	$88,295	$45,218

See notes to consolidated financial statements, including the supplemental disclosures on cash flows in Note 1.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other		Total
				Comprehensive		Caleres, Inc.	Non-
($ thousands, except number of shares	Common Stock		Additional	(Loss)	Retained	Shareholders’	controlling
and per share amounts)	Shares	Dollars	Paid-In Capital	Income	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 2, 2019	41,886,562	$419	$145,889	$(31,601)	$519,346	$634,053	$1,382	$635,435
Net earnings (loss)					62,819	62,819	(737)	62,082
Foreign currency translation adjustment				(642)		(642)	35	(607)
Unrealized gain on derivative financial instruments, net of tax of $127				516		516		516
Pension and other postretirement benefits adjustments, net of tax of $42				(116)		(116)		(116)
Comprehensive (loss) income				(242)	62,819	62,577	(702)	61,875
Contributions by noncontrolling interests							2,500	2,500
Dividends ($0.28 per share)					(11,422)	(11,422)		(11,422)
Acquisition of treasury stock	(1,704,240)	(17)			(33,407)	(33,424)		(33,424)
Issuance of common stock under share-based plans, net	214,435	2	(2,646)			(2,644)		(2,644)
Cumulative-effect adjustment from adoption of ASC 842					(13,436)	(13,436)		(13,436)
Share-based compensation expense			10,246			10,246		10,246
BALANCE FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130
Net (loss) earnings					(439,114)	(439,114)	120	(438,994)
Foreign currency translation adjustment				469		469	168	637
Unrealized gain on derivative financial instruments, net of tax of $31				92		92		92
Pension and other postretirement benefits adjustments, net of tax of $7,671				22,146		22,146		22,146
Comprehensive income (loss)				22,707	(439,114)	(416,407)	288	(416,119)
Contributions by noncontrolling interests, net							139	139
Dividends ($0.28 per share)					(10,764)	(10,764)		(10,764)
Acquisition of treasury stock	(2,902,122)	(29)			(23,319)	(23,348)		(23,348)
Issuance of common stock under share-based plans, net	471,569	5	(1,140)			(1,135)		(1,135)
Cumulative-effect adjustment from adoption of ASC 326					(2,146)	(2,146)		(2,146)
Share-based compensation expense			8,097			8,097		8,097
BALANCE JANUARY 30, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854
Net earnings					137,019	137,019	1,144	138,163
Foreign currency translation adjustment				(677)		(677)	66	(611)
Pension and other postretirement benefits adjustments, net of tax of $444				1,207		1,207		1,207
Comprehensive income				530	137,019	137,549	1,210	138,759
Dividends ($0.28 per share)					(10,648)	(10,648)		(10,648)
Acquisition of treasury stock	(661,265)	(7)			(16,958)	(16,965)		(16,965)
Issuance of common stock under share-based plans, net	330,206	3	(3,913)			(3,910)		(3,910)
Share-based compensation expense			12,297			12,297		12,297
BALANCE JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Caleres, Inc., originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company. The Company’s shares are traded under the “CAL” symbol on the New York Stock Exchange.

The Company provides a broad offering of licensed, branded and private-label athletic, casual and dress footwear products to women, men and children. The footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 980 retail shoe stores in the United States, Canada, China and Guam under the Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds names.  In addition, through its Brand Portfolio segment, the Company designs, sources, manufactures and markets footwear to retail stores domestically and internationally, including online retailers, national chains, department stores, mass merchandisers and independent retailers.  Refer to Note 2 to the consolidated financial statements for additional information regarding the Company’s revenue by category and Note 7 for discussion of the Company’s business segments.

The Company’s business is seasonal in nature due to consumer spending patterns with higher back-to-school and holiday season sales. Although the third fiscal quarter has historically accounted for a substantial portion of the Company’s earnings for the year, the Company is beginning to experience more equal distribution among the quarters.

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

Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates.  During 2019, the Company entered into a joint venture with Brand Investment Holding Limited ("Brand Investment Holding"), a member of the Gemkell Group, to sell branded footwear in China, including Sam Edelman, Naturalizer and other brands.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions ("CLT"). During 2020, CLT was funded with $3.0 million in capital contributions, including $1.5 million from the Company and $1.5 million from Brand Investment Holding.  In 2019, CLT was funded with $5.0 million in capital contributions, including $2.5 million from the Company and $2.5 million from Brand Investment Holding.  Net sales and operating earnings of CLT were $17.5 million and $1.2 million, respectively, in 2021.  Net sales and operating earnings were immaterial in both 2020 and 2019.

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

The Company consolidates CLT and B&H Footwear into its consolidated financial statements.  Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to Brand Investment Holding and CBI.  Transactions between the Company and the joint ventures have been eliminated in the consolidated financial statements.

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2021, 2020 and 2019, all of which included 52 weeks, ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

COVID-19 Pandemic

The United States and global economies continue to be adversely affected by the coronavirus (“COVID-19”) pandemic.  Variants of the virus have emerged, resulting in additional shutdowns and supply chain disruptions. During 2020, the Company’s financial results were adversely impacted by COVID-19, driven by the temporary closure of all retail store locations for a portion of the first half of 2020. The Company took actions to manage its resources conservatively to mitigate the adverse impact of the pandemic, including reductions in the workforce, associate furloughs for a significant portion of the workforce during the first half of 2020, and reductions in salary for most remaining associates, as well as a reduction in the cash retainers for the Board of Directors through the end of the second quarter; reducing inventory purchases; reducing marketing expenses; and minimizing costs associated with the temporarily closed retail facilities.

In 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted.  The CARES Act includes a provision that allowed the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  As of January 29, 2022, the Company has deferred $5.0 million of employer social security payroll taxes, which are payable by December 31, 2022 and presented in other accrued expenses on the consolidated balance sheet.  As of January 30, 2021, the Company had deferred $9.4 million of employer social security payroll taxes, of which $4.7 million are presented in other accrued expenses and $4.7 million are presented in other liabilities on the consolidated balance sheet.  In addition, as further discussed below and in Note 6 to the consolidated financial statements, the CARES Act permits the carryback of certain current operating losses to prior years, which resulted in an incremental tax benefit of $8.2 million in 2020.

Refer to further discussion of the impact of the pandemic on the Company’s business throughout this document, including Note 4, Note 6, Note 10 and Note 12 to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  The Company had an immaterial amount of restricted cash as of January 29, 2022 and January 30, 2021.

Receivables

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The allowance for expected credit losses is adjusted for current conditions and reasonable and supportable forecasts.  The Company recognized an adjustment to the provision for expected credit losses of $2.2 million in 2021 and a provision for expected credit losses of $10.6 million and $0.8 million in 2020 and 2019, respectively.  As a result of the COVID-19 pandemic, the financial results of many of the Company’s wholesale customers were adversely impacted due to store closures during the first half of 2020.  Many of those customers also experienced deterioration in their credit ratings, which resulted in higher expected credit losses for the Company and an increase in expense in 2020, as well as a corresponding increase in uncollectible accounts written off in 2021.

Customer allowances represent reserves against the Company’s wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances.  The Company estimates the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of our major retail customers.  Product returns and customer deductions are estimated using historical experience and anticipated future trends.  Co-op advertising allowances are estimated based on customer agreements.  The Company recognized a provision for customer allowances of $26.1 million in 2020, $20.4 million in 2020 and $62.7 million in 2019.

Customer discounts represent reserves against the Company’s accounts receivable for discounts that wholesale customers may take based on meeting certain order, payment or return guidelines.  The Company estimates the reserves needed for customer discounts based upon customer net sales and respective agreement terms.  The Company recognized a provision for customer discounts of $7.5 million in 2021, $11.7 million in 2020 and $12.0 million in 2019.

Inventories

The Company values inventories at the lower of cost or market for approximately 89% of consolidated inventories, which represents divisions using the last-in, first-out (“LIFO”) method.  For the remaining portion, the Company’s inventories are valued at the lower of cost or net realizable value.  For inventory valued at LIFO, the Company regularly reviews the inventory for excess, obsolete or impaired inventory, and writes it down to the lower of cost or market.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $1.3 million and $0.8 million higher at January 29, 2022 and January 30, 2021, respectively.  In the fourth quarter of 2020, a reduction in inventory quantities associated with the ongoing exit of the Naturalizer retail business resulted in a liquidation of LIFO layers and reduction of the LIFO reserve of $2.9 million, with a corresponding reduction of cost of goods sold.  Refer to Note 8 to the consolidated financial statements for additional information related to inventories.

The Company applies judgment in determining the market value of inventory, which requires an estimate of net realizable value, including current and expected selling prices, costs to sell and normal gross profit rates.  The method used to determine market value varies by business division, based on the unique operating models.  At the Famous Footwear segment and certain operations within the Brand Portfolio segment, market value is determined based on net realizable value less an estimate of expected costs to be incurred to sell the product.  Accordingly, the Company records markdowns when it becomes evident that inventory items will be sold at prices below cost.  As a result, gross profit rates at the Famous Footwear segment and, to a lesser extent, the Brand Portfolio segment are lower than the initial markup during periods when permanent price reductions are taken to clear product.  For the majority of the Brand Portfolio segment, the Company determines market value based upon the net realizable value of inventory less a normal gross profit rate.  The Company believes these policies reflect the difference in operating models between the Famous Footwear and Brand Portfolio segments.  Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories.  The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

The determination of markdown reserves for the Brand Portfolio segment requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  In determining markdown reserves, management considers recent and forecasted sales prices, historical gross profit rates, the length of time the product is held in inventory and quantities of various product styles contained in inventory, as well as demand, among other factors.  The ultimate amount realized from the sale of certain products could differ from management estimates.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold.  Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred.  Such warehousing and distribution costs totaled $99.5 million, $84.0 million and $106.0 million in 2021, 2020 and 2019, respectively.  Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred.  Such sourcing and procurement costs totaled $22.2 million, $18.6 million and $23.1 million in 2021, 2020 and 2019, respectively.

The Company performs physical inventory counts or cycle counts on all merchandise inventory on hand throughout the year and adjusts the recorded balance to reflect the results.  The Company records estimated shrinkage between physical inventory counts based on historical results.

Computer Software Costs

The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $14.1 million and $15.5 million of computer software costs as of January 29, 2022 and January 30, 2021, respectively, which are net of accumulated amortization of $130.3 million and $131.1 million as of the end of the respective periods.  In addition, other assets on the consolidated balance sheets include $7.7 million and $9.6 million of implementation costs for software as a service as of January 29, 2022 and January 30, 2021, respectively, which are net of accumulated amortization of $2.7 million and $0.6 million as of the end of the respective periods.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest Expense

Capitalized Interest

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets.  There was no interest capitalized in 2021 or 2020.  The Company capitalized interest of $0.6 million in 2019 related to the new company-operated Brand Portfolio warehouse facilities in California.

Interest Expense

Interest expense includes interest for borrowings under both the Company’s short-term and long-term debt, net of amounts capitalized, as well as fair value adjustments on the mandatory purchase obligation from the acquisition of Blowfish Malibu, as further described in Note 4 to the consolidated financial statements.  Interest expense also includes fees paid under the short-term revolving credit agreement for the unused portion of its line of credit, and the amortization of deferred debt issuance costs and debt discount.

Goodwill and Intangible Assets

Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests.  In accordance with ASC 350, Intangibles-Goodwill and Other, the Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value when it is unlikely that a reporting unit is impaired.  If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value.  A fair value-based test is applied at the reporting unit level, which is generally at or one level below the operating segment level.  The test compares the fair value of the Company’s reporting units to the carrying value of those reporting units.  This test requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  The fair value of the reporting unit is determined using both a market approach and discounted cash flow analysis.  The market approach method includes the use of multiples of comparable publicly-traded companies.  The discounted cash flow approach estimates the fair value of the reporting unit using projected cash flows of the reporting unit and a risk-adjusted discount rate to compute a net present value of future cash flows.  Projected net sales, gross profit, selling and administrative expense, capital expenditures and working capital requirements are based on the Company’s internal projections.  Discount rates reflect market-based estimates of the risks associated with the projected cash flows of the reporting units directly resulting from the use of its assets in its operations.  Assumptions that market participants may use are also considered.  The estimate of the fair values of the Company’s reporting units is based on the best information available to the Company’s management as of the date of the assessment.  Goodwill impairment is recorded if the fair value of the tangible and intangible assets exceeds the fair value of the reporting unit, not to exceed the carrying value of goodwill.

The Company performs its goodwill impairment assessment as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required.  In 2021, the Company elected to perform the qualitative assessment for the goodwill associated with the Blowfish Malibu reporting unit, resulting in no impairment.  During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization, and the impact of COVID-19 on business operations, the Company determined that an interim assessment of goodwill was required and performed the quantitative assessment for all reporting units as of May 2, 2020.  The interim assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units exceeded the carrying value, resulting in non-cash goodwill impairment charges totaling $240.3 million in the first quarter of 2020.   In addition to the interim assessment, an impairment review of the goodwill associated with the Blowfish Malibu reporting unit was performed as of the first day of the fourth fiscal quarter, which indicated no impairment.  In 2019, the Company elected to perform the quantitative assessment for all reporting units and determined that the fair values of the reporting units exceeded the carrying values, resulting in no impairment.  Refer to Note 10 to the consolidated financial statements for further discussion of goodwill and intangible assets.

The Company performs impairment tests on its indefinite-lived intangible assets as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required.  Definite-lived intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.  The indefinite-lived intangible asset impairment reviews performed as of the first day of the Company’s fourth fiscal quarter in 2021 and 2019 resulted in no impairment charges.  During the first quarter of 2020, as a result of the triggering event from the economic impacts of COVID-19, an interim assessment of the Company’s indefinite-lived intangible assets was performed as of May 2, 2020.  The impairment review resulted in total impairment charges of $22.4 million in the first quarter of 2020, including $12.2 million associated with the indefinite-lived Allen Edmonds trade name and $10.2 million of impairment associated with the indefinite-lived Via Spiga trade name.  In addition to the interim assessment, the Company evaluated the indefinite-lived intangible assets and the definite-lived Allen Edmonds customer relationship intangible asset as of the first day of the fourth fiscal quarter.  These impairment reviews resulted in additional impairment totaling $23.8 million, consisting of $19.8 million associated with the Allen Edmonds tradename and $4.0 million associated with the Allen Edmonds customer relationships intangible asset.  Refer to Note 10 to the consolidated financial statements for further discussion.

Self-Insurance Reserves

The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others.  Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions.  The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends.  Based on available information as of January 29, 2022, the Company believes it has provided adequate reserves for its self-insurance exposure.  As of January 29, 2022 and January 30, 2021, self-insurance reserves were $11.4 million and $10.4 million, respectively.

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

Gift Cards

The Company sells gift cards to its customers in its retail stores, through its e-commerce sites and at other retailers. The Company’s gift cards do not have expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Gift card breakage is recognized during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern.  Gift card breakage income is included in net sales in the consolidated statements of earnings (loss) and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets.  The Company recognized gift card breakage of $1.0 million, $0.7 million and $1.1 million in 2021, 2020 and 2019, respectively.

Loyalty Program

The Company maintains a loyalty program at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases.  Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear.  Savings certificates earned must be redeemed within stated

expiration dates.  In addition to the savings certificates, the Company also offers exclusive member discounts.  The value of points and rewards earned by Famous Footwear’s loyalty program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates.  Approximately 78% of net sales in the Famous Footwear segment were made to its loyalty program members in 2021, compared to 79% in 2020.  As of January 29, 2022 and January 30, 2021, the Company had a loyalty program liability of $18.8 million and $14.0 million, respectively, which is included in other accrued expenses on the consolidated balance sheets.

Store Impairment Charges

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores and the lease right-of-use asset, indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded asset impairment charges, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores, of $4.1 million, $56.3 million and $5.9 million in 2021, 2020 and 2019, respectively. Impairment charges were higher in 2020 as a result of the adverse economic conditions driven by the COVID-19 pandemic.

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

Total advertising and marketing expense was $118.1 million, $77.9 million and $100.9 million in 2021, 2020 and 2019, respectively.  These costs were offset by co-op advertising allowances recovered by the Company’s retail business of $5.4 million, $3.4 million and $7.8 million in 2021, 2020 and 2019, respectively.  Total co-op advertising costs reflected as a reduction of net sales were $10.8 million in 2021, $7.2 million in 2020 and $13.3 million in 2019.  Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $4.4 million and $4.6 million at January 29, 2022 and January 30, 2021, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of its assets and liabilities. The Company establishes valuation allowances if it believes that it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  The Company does not recognize a tax benefit unless it concludes that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position.  If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50% likely to be realized.  The Company records interest and penalties related to unrecognized tax positions within the income tax (provision) benefit on the consolidated statements of earnings (loss).

Operating Leases

The Company leases all of its retail locations, a manufacturing facility and certain office locations, distribution centers and equipment under operating leases.  Approximately 38% of the leases entered into by the Company include options that allow the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.  In accordance with ASC Topic 842, Leases (“ASC 842”), lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The majority of the Company’s leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date, including implied traded debt yield and seniority adjustments, to determine the present value of future payments.  Lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are expensed as incurred.  During 2020, the Company elected to account for COVID-19-related lease concessions as though the enforceable rights and obligations existed in the original lease and accordingly, treated those lease concessions as variable rent.

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

Straight-Line Rents and Rent Holidays

The Company records rent expense on a straight-line basis over the lease term for all of its leased facilities. For leases that have predetermined fixed escalations of the minimum rentals, the Company recognizes the related rental expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the lease as the lease right-of-use asset. At the time its retail facilities are leased, the Company is frequently not charged rent for a specified period of time, typically 30 to 60 days, while the store is being prepared for opening. This rent-free period is referred to as a rent holiday. The Company recognizes rent expense over the lease term, including any rent holiday, within selling and administrative expenses on the consolidated statements of earnings (loss).

Pre-opening Costs

Pre-opening costs associated with opening retail stores, including payroll, supplies and facility costs, are expensed as incurred.

Earnings (Loss) Per Common Share Attributable to Caleres, Inc. Shareholders

The Company uses the two-class method to calculate basic and diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders. Unvested restricted stock awards are considered participating units because they entitle holders to non-forfeitable rights to dividends or dividend equivalents during the vesting term. Under the two-class method, basic earnings (loss) per common share attributable to Caleres, Inc. shareholders is computed by dividing the net earnings (loss)  attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year.  Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders is computed by dividing the net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities by the weighted-average number of common shares and potential dilutive securities outstanding during the year.  Potential dilutive securities consist of outstanding stock options and contingently issuable shares for the Company’s performance share awards. Refer to Note 3 to the consolidated financial statements for additional information related to the calculation of earnings (loss) per common share attributable to Caleres, Inc. shareholders.

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

Derivative Financial Instruments

In the normal course of business, the Company’s financial results are impacted by currency rate movements in foreign-currency-denominated assets, liabilities and cash flows as it makes a portion of its purchases and sales in local currencies.  The Company evaluates its exposure to volatility in foreign currency rates and may enter into derivative transactions that  are intended to mitigate a portion of the effect of exchange rate fluctuations.  The Company’s hedging strategy permits the use of forward contracts as cash flow hedging instruments to manage its currency exposures.  These derivative financial instruments are viewed as risk management tools and are not used for trading or speculative purposes.  The Company recognizes all derivative financial instruments as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value.  The effective portion of gains and losses resulting from changes in the fair value of these hedge instruments are deferred in accumulated other comprehensive loss ("OCL") and reclassified to earnings in the period that the hedged transaction is recognized in earnings.

Litigation Contingencies

The Company is the defendant in several claims and lawsuits arising in the ordinary course of business. The Company believes the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the consolidated financial position or results of operations. The Company accrues its best estimate of the cost of resolution of these claims. Legal defense costs of such claims are recognized in the period in which the costs are incurred. Refer to Note 16 to the consolidated financial statements for further discussion of commitments and contingencies.

Environmental Matters

The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the facility. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. The Company’s prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws to address conditions that may be identified in the future. Refer to Note 16 to the consolidated financial statements for additional information.

Environmental expenditures relating to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed.  Based upon independent environmental assessments, liabilities are recorded when remedial action is considered probable and the costs can be reasonably estimated and are evaluated independently of any future claims recovery.  Generally, the timing of these accruals coincides with completion of a feasibility study or the Company’s commitment to a formal plan of action, and our estimates of cost are subject to change as new information becomes available.  Costs of future expenditures for environmental remediation obligations are discounted to their present value in those situations requiring only continuing maintenance and monitoring based upon a schedule of fixed payments.

Share-Based Compensation

The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted restricted stock, stock performance awards and stock options. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of restricted stock units (“RSUs”) payable in cash or the Company’s common stock. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Stock options generally vest over four years, with 25% vesting annually and expense is recognized on a straight-line basis separately for each vesting portion of the stock option award. Expense for restricted stock is based on the fair value of the restricted stock on the date of grant.  Expense for graded-vesting grants is recognized ratably over the respective vesting periods, which is generally 50% over two years and 50% over three years, and expense for cliff-vesting grants is recognized on a straight-line basis over the vesting period, which is generally one year. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the respective term of the award, or individual vesting portion of an award.  Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, and for cash-equivalent RSUs, is remeasured at the end of each period.  The Company accounts for forfeitures of share-based grants as they occur. If the anticipated number of shares to be awarded changes significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.  Refer to additional information related to share-based compensation in Note 15 to the consolidated financial statements.

Consolidated Statements of Cash Flows Supplemental Disclosures

The Company made payments for federal, state and international taxes, net of refunds, of $29.3 million, and $10.2 million in 2021 and 2019, respectively, and received refunds, net of payments, of $0.6 million in 2020.  Refer to Note 6 to the consolidated financial statements for further information regarding income taxes.

Cash payments of interest for the Company’s borrowings under the revolving credit agreement and long-term debt during 2021, 2020 and 2019 were $20.4 million, $23.6 million and $26.8 million, respectively. Refer to Note 11 to the consolidated financial statements for further discussion regarding the Company’s financing arrangements.

Impact of Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20), Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans. The guidance changes the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans, eliminating the requirements for certain disclosures that are no longer considered cost beneficial and requiring new disclosures that the FASB considers pertinent. The Company adopted the ASU during the first quarter of 2021, which did not have a material impact on the Company’s financial statement disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions in ASC 740 related to intraperiod tax allocation, simplifies certain elements of accounting for basis differences and deferred tax liabilities during a business combination, and standardizes the classification of franchise taxes.  The Company adopted ASU 2019-12 during the first quarter of 2021, which did not have a material impact on the Company’s consolidated financial statements.

In November 2020, the SEC issued SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data and Supplementary Financial Information. The rule amends existing requirements in Regulation S-K for disclosures related to management’s discussion and analysis and certain financial disclosure requirements. The final rule became effective on February 10, 2021 and the amendments are required for a registrant’s first fiscal year ending on or after August 9, 2021, with early adoption permitted on an item-by item basis. The Company adopted the amendments associated with Items 301 and 302 of the rule during 2020. The remaining provisions of the rule are reflected in this Form 10-K and did not have a material impact on the Company’s financial statement disclosures.

Impact of Prospective Accounting Pronouncements

The Company has evaluated all recently issued, but not yet effective, accounting pronouncements and does not expect any of the pronouncements to have a material impact on the Company’s consolidated financial statements or disclosures.

2.   REVENUES

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for 2021, 2020 and 2019:

	2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,494,595	$59,269	$—	$1,553,864
Landed wholesale - e-commerce - drop ship (1)	—	93,783	(2,427)	91,356
E-commerce - Company websites (1)	251,823	189,564	—	441,387
Total direct-to-consumer sales	$1,746,418	$342,616	$(2,427)	$2,086,607
First-cost wholesale - e-commerce (1)	—	3,011	—	3,011
Landed wholesale - e-commerce (1)	—	154,184	—	154,184
Landed wholesale - other	—	468,436	(49,263)	419,173
First-cost wholesale	—	100,467	—	100,467
Licensing and royalty	1,010	12,138	—	13,148
Other (2)	863	151	—	1,014
Total net sales	$1,748,291	$1,081,003	$(51,690)	$2,777,604

	2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$983,669	$52,796	$—	$1,036,465
Landed wholesale - e-commerce - drop ship (1)	—	87,226	(4,192)	83,034
E-commerce - Company websites (1)	279,353	149,090	—	428,443
Total direct-to-consumer sales	$1,263,022	$289,112	$(4,192)	$1,547,942
First-cost wholesale - e-commerce (1)	—	1,249	—	1,249
Landed wholesale - e-commerce (1)	—	124,548	—	124,548
Landed wholesale - other	—	408,752	(44,770)	363,982
First-cost wholesale	—	69,172	—	69,172
Licensing and royalty	—	9,478	—	9,478
Other (2)	529	170	—	699
Net sales	$1,263,551	$902,481	$(48,962)	$2,117,070

	2019
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,427,473	$154,549	$—	$1,582,022
Landed wholesale - e-commerce - drop ship (1)	—	93,249	—	93,249
E-commerce - Company websites (1)	159,724	145,897	—	305,621
Total direct-to-consumer sales	$1,587,197	$393,695	$—	$1,980,892
First-cost wholesale - e-commerce (1)	—	2,204	—	2,204
Landed wholesale - e-commerce (1)	—	190,536	—	190,536
Landed wholesale - other	—	708,262	(72,955)	635,307
First-cost wholesale	—	96,021	—	96,021
Licensing and royalty	—	15,469	—	15,469
Other (2)	860	273	—	1,133
Net sales	$1,588,057	$1,406,460	$(72,955)	$2,921,562
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

Landed wholesale

Landed sales are wholesale sales in which the merchandise is shipped directly to the customer from the Company’s warehouses. Many customers that purchase footwear on a landed basis arrange their own transportation of merchandise and, with limited exceptions, control is transferred at the time of shipment.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	January 29, 2022	January 30, 2021
Customer allowances and discounts	$20,328	$17,043
Loyalty programs liability	18,814	13,986
Returns reserve	12,468	11,040
Gift card liability	6,804	6,091

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented. In addition, during 2021, the loyalty programs liability increased $36.3 million due to points and material rights earned on purchases and decreased $31.5 million due to expirations and redemptions.  During 2020, the loyalty programs liability increased $26.4 million due to points and material rights earned on purchases and decreased $28.8 million due to expirations and redemptions.

Allowance for Expected Credit Losses

The following table summarizes the activity in the Company’s allowance for expected credit losses for 2021 and 2020:

($ thousands)	2021	2020
Balance, beginning of period	$14,928	$1,813
Adjustment upon adoption of ASU 2016-13	—	2,521
Provision/adjustment for expected credit losses (1)	(2,242)	10,575
Uncollectible accounts written off, net of recoveries	(3,085)	19
Balance, end of period	$9,601	$14,928

(1)	The Company’s provision/adjustment for expected credit losses for 2020 was higher than in 2021 as a result of the COVID-19 pandemic and its impact on the financial condition of several of the Company’s wholesale customers.

3.   EARNINGS (LOSS) PER SHARE

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

($ thousands, except per share amounts)	2021	2020	2019

NUMERATOR
Net earnings (loss)	$138,163	$(438,994)	$62,082
Net (earnings) loss attributable to noncontrolling interests	(1,144)	(120)	737
Net earnings (loss) attributable to Caleres, Inc.	$137,019	$(439,114)	$62,819
Net earnings allocated to participating securities	(4,982)	—	(1,988)
Net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities	$132,037	$(439,114)	$60,831

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	36,741	37,220	39,796
Dilutive effect of share-based awards	354	—	57
Denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	37,095	37,220	39,853

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$3.59	$(11.80)	$1.53

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$3.56	$(11.80)	$1.53

Options to purchase 16,667 shares of common stock in both 2021 and 2019 and 22,667 shares of common stock in 2020, were not included in the denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders because the effect would be antidilutive.  Due to the Company’s net loss attributable to Caleres, Inc. in 2020, the denominator for diluted loss per common share attributed to Caleres, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Caleres, Inc. shareholders.

The Company repurchased 661,265, 2,902,122 and 1,704,240 shares at a cost of $17.0 million, $23.3 million and $33.4 million during the years ended January 29, 2022, January 30, 2021 and February 1, 2020, respectively, under the 2011, 2018 and 2019 publicly announced share repurchase programs. The 2011 and 2018 repurchase programs permit repurchases of up to 2.5 million shares and the 2019 repurchase program permits repurchases of up to 5.0 million shares, as further discussed in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

4.   RESTRUCTURING AND OTHER INITIATIVES

Blowfish Mandatory Purchase Obligation

On July 6, 2018, the Company acquired a controlling interest in Blowfish Malibu.  The remaining interest was subject to a mandatory purchase obligation after a three-year period, which ended on July 31, 2021, based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation and remeasurement adjustments on the mandatory purchase obligation were recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $15.4 million ($11.5 million on an after-tax basis, or $0.30 per diluted share) in 2021, $23.9 million ($17.8 million on an after-tax basis, or $0.48 per diluted share) in 2020 and $5.4 million ($4.0 million on an after-tax basis, or $0.10 per diluted share) in 2019.  The mandatory purchase obligation was settled for $54.6 million on November 4, 2021.  The settlement of the $9.0 million initially assigned to the mandatory purchase obligation is presented within financing activities on the consolidated statements of cash flows and the remaining $45.6 million is presented within operating activities, in accordance with ASC 230, Statement of Cash Flows.  Refer to further discussion regarding the mandatory purchase obligation in Note 13 to the consolidated financial statements.

Brand Portfolio – Business Exits

During 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of  2021.  These charges are presented in restructuring and special charges on the consolidated statement of earnings (loss) within the Brand Portfolio segment.  As of January 29, 2022 and January 30, 2021, reserves of $0.4 million and $2.1 million, respectively, were included in other accrued expenses on the consolidated balance sheets related to the strategic realignment of the Naturalizer retail store operations.

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

COVID-19-Related Impairments and Expenses

The Company incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business, totaling $114.3 million ($115.5 million on an after-tax basis, or $3.10 per diluted share) during 2020.  These costs included non-cash impairment of property and equipment and lease right-of-use assets, incremental inventory markdowns, employee severance and other direct expenses specific to the impact of COVID-19 on the Company’s operations.  Of the $114.3 million in charges, $80.9 million is presented in restructuring and other special charges, net and $33.4 million is reflected as cost of goods sold in the consolidated statements of earnings (loss).  Of the $80.9 million presented as restructuring and other special charges, $63.7 million is reflected in the Brand Portfolio segment, $16.6 million is reflected in the Famous Footwear segment and $0.6 million is reflected within the Eliminations and Other category.  The $33.4 million presented as cost of goods sold represents incremental inventory markdowns, of which $27.4 million is reflected in the Brand Portfolio segment and $6.0 million is reflected in the Famous Footwear segment.  There were no corresponding charges in 2021 or 2019.

Vionic Acquisition and Integration-Related Costs

On October 18, 2018, the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC.  The Company incurred acquisition and integration-related costs associated with the acquisition totaling $3.4 million ($2.6 million on an after-tax basis, $0.07 per diluted share) and $1.9 million ($1.4 million on an after-tax basis, or $0.03 per diluted share) during 2020 and 2019, respectively.  Of the $3.4 million in charges in 2020, which were presented as restructuring and other special charges in the consolidated statements of earnings (loss), $3.3 million is reflected within the Brand Portfolio segment and $0.1 million is reflected within the Eliminations and Other category, and represent non-cash impairment of assets, severance and other related costs.  Of the $1.9 million in charges in 2019 presented as restructuring and other special charges, which were primarily for severance and professional fees, $1.8 million is reflected within the Eliminations and Other category and $0.1 million is reflected in the Brand Portfolio segment.  There were no corresponding charges during 2021.

Expense Containment Initiatives

During the fourth quarter of 2019, the Company announced expense containment initiatives, including a Voluntary Early Retirement Program ("VERP") and other restructuring actions.  The total costs to implement these initiatives, including employee-related costs for severance, health care benefits and enhanced pension benefits, which were recorded in the fourth quarter of 2019, were $15.0 million ($11.2 million on an after-tax basis, or $0.27 per diluted share).  Of the $15.0 million in charges recorded in the fourth quarter of 2019, $12.3 million is presented as restructuring and other special charges, net and $2.7 million is presented as other income, net in the consolidated statements of earnings (loss).  Of the $12.3 million presented as restructuring and other special charges, $5.0 million is reflected in the Brand Portfolio segment, $3.8 million is reflected within the Eliminations and Other category and $3.5 million is reflected in the Famous Footwear segment.  The $2.7 million presented in other income within the Eliminations and Other category is a one-time pension settlement charge and special termination benefit costs associated with the VERP, as further discussed in Note 5 to the consolidated financial statements.

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

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2021	2020	2021	2020
Benefit obligation at beginning of year	$365,570	$388,288	$1,249	$1,371
Service cost	7,494	8,492	—	—
Interest cost	11,236	12,205	35	41
Plan participants’ contribution	11	7	5	4
Actuarial (gain) loss	(13,962)	8,710	(50)	(55)
Benefits paid	(15,062)	(15,272)	(96)	(112)
Settlements	—	(36,747)	—	—
Curtailments	—	(95)	—	—
Foreign exchange rate changes	(1)	(18)	—	—
Benefit obligation at end of year	$355,286	$365,570	$1,143	$1,249

The accumulated benefit obligation for the United States pension plans was $348.8 million and $358.7 million as of January 29, 2022 and January 30, 2021, respectively.  The accumulated benefit obligation for the Canadian pension plans was $3.9 million and $4.0 million as of January 29, 2022 and January 30, 2021, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2021	2020	2021	2020
Discount rate	3.40%	3.10%	3.40%	3.10%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

As of January 29, 2022, the Company is using the PRI-2012 Bottom Quartile mortality table, projected using generational scale MP-2021, an updated base mortality table issued by the Society of Actuaries in 2021, to estimate the plan liabilities. Actuarial losses related to the change in mortality projection scales from the MP-2020 scale used in 2020 and the MP-2019 scale used in 2019, increased the projected benefit obligation by approximately $1.1 million and $2.0 million as of January 29, 2022 and January 30, 2021, respectively.

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

Plan Assets

Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”).  The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations.  This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy.  The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments.  The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines.  The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers.  The target allocations for plan assets for 2021 were 70% equities and 30% debt securities.  Allocations may change periodically based upon changing market conditions.  Corporate stocks – common did not include any Company stock at January 29, 2022 or January 30, 2021.

Assets of the Canadian pension plans, which total approximately $5.0 million at January 29, 2022, were invested 55% in equity funds, 42% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of January 29, 2022 or January 30, 2021.

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

●	Cash and cash equivalents include cash collateral and margin as well as money market funds. The fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency and therefore are classified within Level 1 of the fair value hierarchy.
●	Investments in U.S. government securities, the mutual fund, exchange-traded funds, corporate stocks - common, preferred securities and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency. Interest rate swap agreements and certain U.S. government securities are not traded on an exchange but are based on observable inputs that can be corroborated. Therefore, these investments are classified within Level 2 of the fair value hierarchy. Certain preferred securities and corporate stocks – common were offered in a private placement. The fair value of these investments is based on unobservable prices and therefore, they are classified within Level 3 of the fair value hierarchy.
●	The alternative investment fund is an investment in a pool of long-duration domestic investment grade assets. This investment is measured using net asset value per share, and therefore, is not classified within the fair value hierarchy.
●	The unallocated insurance contract is measured at net asset value per share, and therefore, is not classified within the fair value hierarchy.

The fair values of the Company’s pension plan assets at January 29, 2022 by asset category are as follows:

		Fair Value Measurements at January 29, 2022
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$11,714	$11,714	$—	$—
U.S. government securities	102,525	46,668	55,857	—
Interest rate swap agreements	(232)	—	(232)	—
Mutual fund	31,595	31,595	—	—
Exchange-traded funds	120,323	120,323	—	—
Corporate stocks - common	155,014	155,014	—	—
Preferred securities	523	—	—	523
S&P 500 Index options	5,694	5,694	—	—
Total investments in the fair value hierarchy	$427,156	$371,008	$55,625	$523

Investments measured at net asset value:
Alternative investment fund	16,891	—	—	—
Unallocated insurance contract	44	—	—	—
Total investments measured at net asset value	16,935	—	—	—

Total investments at fair value	$444,091	$371,008	$55,625	$523

The fair values of the Company’s pension plan assets at January 30, 2021 by asset category are as follows:

		Fair Value Measurements at January 30, 2021
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$9,149	$9,149	$—	$—
U.S. government securities	108,733	50,116	58,617	—
Interest rate swap agreements	(4,597)	—	(4,597)
Mutual fund	38,064	38,064	—	—
Exchange-traded funds	119,647	119,647	—	—
Corporate stocks - common	160,137	160,112	—	25
Preferred securities	2,495	—	—	2,495
S&P 500 Index options	(6,482)	(6,482)	—	—
Total investments in the fair value hierarchy	$427,146	$370,606	$54,020	$2,520

Investments measured at net asset value:
Alternative investment fund	17,522	—	—	—
Unallocated insurance contract	49	—	—	—
Total investments measured at net asset value	17,571	—	—	—

Total investments at fair value	$444,717	$370,606	$54,020	$2,520

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2021	2020	2021	2020
Fair value of plan assets at beginning of year	$444,717	$428,186	$—	$—
Actual return on plan assets	14,322	67,413	—	—
Employer contributions	104	1,148	91	108
Plan participants’ contributions	11	7	5	4
Benefits paid	(15,062)	(15,272)	(96)	(112)
Settlements	—	(36,747)	—	—
Foreign exchange rate changes	(1)	(18)	—	—
Fair value of plan assets at end of year	$444,091	$444,717	$—	$—

Funded Status

The over-funded status as of January 29, 2022 and January 30, 2021 for pension benefits was $88.8 million and $79.1 million, respectively. The under-funded status for other postretirement benefits was $1.1 million and $1.2 million as of January 29, 2022 and January 30, 2021, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2021	2020	2021	2020
Prepaid pension costs (noncurrent assets)	$99,139	$88,833	$—	$—
Accrued benefit liabilities (current liability)	(3,755)	(1,896)	(189)	(194)
Accrued benefit liabilities (noncurrent liability)	(6,579)	(7,790)	(954)	(1,055)
Net amount recognized at end of year	$88,805	$79,147	$(1,143)	$(1,249)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the		Accumulated Benefit Obligation
	Fair Value of Plan Assets		Exceeds the Fair Value of Plan Assets
($ thousands)	2021	2020	2021	2020
End of Year
Projected benefit obligation	$10,334	$9,686	$10,334	$9,686
Accumulated benefit obligation	9,247	8,954	9,247	8,954
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit income at January 29, 2022 and January 30, 2021 are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2021	2020	2021	2020
Components of accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$8,807	$10,438	$(424)	$(466)
Net prior service credit	(565)	(947)	—	—
Accumulated other comprehensive loss, net of tax	$8,242	$9,491	$(424)	$(466)

Net Periodic Benefit Income

Net periodic benefit income for 2021, 2020 and 2019 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2021	2020	2019	2021	2020	2019
Service cost	$7,494	$8,492	$7,219	$—	$—	$—
Interest cost	11,236	12,205	14,811	35	41	60
Expected return on assets	(28,437)	(31,498)	(27,735)	—	—	—
Amortization of:
Actuarial loss (gain)	2,410	2,718	3,904	(108)	(110)	(107)
Prior service credit	(514)	(1,354)	(1,486)	—	—	—
Settlement cost	—	1,353	2,236	—	—	—
Curtailments	—	(189)	—	—	—	—
Cost of contractual termination benefits	—	—	482	—	—	—
Total net periodic benefit income	$(7,811)	$(8,273)	$(569)	$(73)	$(69)	$(47)

The non-service cost components of net periodic benefit income are included in other income, net in the consolidated statements of earnings (loss).  Service cost is included in selling and administrative expenses.

	Pension Benefits			Other Postretirement Benefits
Weighted–average assumptions used to determine net periodic benefit income	2021	2020	2019	2021	2020	2019
Discount rate	3.10%	3.25%	4.35%	3.10%	3.25%	4.35%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.50%	7.75%	N/A	N/A	N/A

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

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
				Other
				Postretirement
($ thousands)	Funded Plan	SERP	Total	Benefits
Employer Contributions
2022 expected contributions to plan trusts	$82	$—	$82	$—
2022 expected contributions to plan participants	420	3,818	4,238	192
2022 refund of assets (e.g. surplus) to employer	139	—	139	—
Expected Benefit Payments			—
2022	$17,852	$3,818	$21,670	$192
2023	15,148	3,376	18,524	159
2024	15,618	1,021	16,639	132
2025	16,241	1,315	17,556	109
2026	16,782	479	17,261	89
2027-2031	89,409	1,600	91,009	248

Defined Contribution Plans

The Company’s domestic defined contribution 401(k) plan covers certain salaried employees.  For eligible salaried employees, the Company makes a core contribution of 1.5% and a matching contribution of up to 50% of the first 6% of the employees’ contributions.  The Company’s expense for this plan was $5.5 million in 2021, $4.0 million in 2020, and $5.4 million in 2019.  In addition to the core and matching contributions, the Company has the discretion to contribute up to an additional 2% profit-sharing benefit based on the Company’s performance.  The Company’s expense for the profit-sharing contribution was $3.3 million for 2021, with no corresponding expenses in 2020 or 2019.

The Company’s Canadian defined contribution plan covers certain salaried and hourly employees. The Company makes contributions for all eligible employees, ranging from 3% to 5% of the employee’s salary.  In addition, eligible employees may voluntarily contribute to the plan.  The Company’s expense for this plan was $0.1 million in both 2021 and 2020, and $0.2 million in 2019.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan of $7.5 million and $7.9 million as of January 29, 2022 and January 30, 2021, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets.  The assets held by the trust of $7.5 million and $7.9 million as of January 29, 2022 and January 30, 2021, respectively, are presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $1.8 million as of January 29, 2022 and $1.0 million as of January 30, 2021 are based on 64,227 and 23,644 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

6.   INCOME TAXES

The components of earnings (loss) before income taxes consisted of domestic earnings before income taxes of $152.5 million and $37.3 million in 2021 and 2019, respectively, and domestic loss before income taxes of $441.5 million in 2020.  The Company’s international earnings before incomes taxes were $36.7 and $41.3 million in 2021 and 2019, respectively, and international losses before income taxes were $75.6 million in 2020.

The components of income tax provision (benefit) on earnings (loss) were as follows:

($ thousands)	2021	2020	2019
Federal
Current	$36,388	$(37,140)	$4,003
Deferred	(227)	(45,145)	5,390
Total federal income tax provision (benefit)	36,161	(82,285)	9,393
State
Current	4,012	1,532	290
Deferred	6,531	(9,038)	2,403
Total state income tax provision (benefit)	10,543	(7,506)	2,693
International
Current	4,615	2,288	3,914
Deferred	(238)	9,386	511
Total international income tax provision	4,377	11,674	4,425
Total income tax provision (benefit)	$51,081	$(78,117)	$16,511

The differences between the income tax provision (benefit) reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate were as follows:

($ thousands)	2021	2020	2019
Income taxes at statutory rate	$39,741	$(108,593)	$16,505
State income taxes, net of federal tax benefit	8,361	(17,433)	2,218
International earnings taxed at differing rates from U.S. statutory	(3,588)	(5,210)	(4,071)
Share-based compensation	94	1,094	86
Non-deductibility of goodwill impairment	—	20,179	—
Impairment of international trade name taxed at higher rate	—	(1,440)	—
Provision for valuation allowance, net of utilization	8,978	41,019	872
CARES Act NOL, net carryback benefit (1)	365	(8,203)	—
Non-deductibility of 162(m) limitations	3,377	1,005	1,113
GILTI, BEAT and FDII provisions	346	—	668
International entity restructuring (2)	(6,697)	—	—
Other (3)	104	(535)	(880)
Total income tax provision (benefit)	$51,081	$(78,117)	$16,511
(1)	The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law during 2020. Among the Internal Revenue Code provisions modified by the CARES Act was a five-year carryback period for net operating losses incurred in the 2018, 2019 and 2020 tax years; temporary removal of the 80% limitation on net operating loss usage, reinstated for tax years after 2020; a temporary increase in the interest expense limitation and acceleration of refundable AMT credit. The five-year carryback presented an opportunity to carry back net operating losses from years with a statutory 21% federal tax rate to years when the rate was 35%.
(2)	Reflects the deferred tax impacts of the liquidation of certain international subsidiaries, with related impacts presented in the provision for valuation allowance, net of utilization line in the table above.
(3)	The other category of income tax provision (benefit) principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and the impact of any return-to-provision adjustments.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 29, 2022	January 30, 2021
Deferred Tax Assets
Lease obligations	$149,123	$176,953
Goodwill	43,510	56,191
Net operating loss carryforward/carryback	14,441	20,736
Accrued expenses	25,314	18,610
Employee benefits, compensation and insurance	15,751	11,006
Accounts receivable	5,735	6,149
Inventory capitalization and inventory reserves	6,013	4,130
Impairment of investment in nonconsolidated affiliate	1,470	1,470
Postretirement and postemployment benefit plans	259	285
Other	1,261	1,259
Total deferred tax assets, before valuation allowance	262,877	296,789
Valuation allowance	(58,959)	(49,981)
Total deferred tax assets, net of valuation allowance	$203,918	$246,808

Deferred Tax Liabilities
Lease right-of-use assets	$(134,888)	$(151,962)
Intangible assets	(10,624)	(30,532)
LIFO inventory valuation	(37,675)	(38,437)
Retirement plans	(23,718)	(21,041)
Capitalized software	(5,042)	(5,331)
Depreciation	(3,818)	(4,779)
Other	(2,884)	(2,970)
Total deferred tax liabilities	(218,649)	(255,052)
Net deferred tax liability	$(14,731)	$(8,244)

As of January 29, 2022, the Company had various federal, state and international net operating loss (“NOL”) carryforwards with tax values totaling $14.4 million.  The state NOLs totaling $4.8 million have carryforward periods ranging from one to 20 years.  The Company has NOLs in Canada and the United Kingdom of $7.7 million and $1.9 million, respectively.  The Canada NOLs have carryforward periods ranging from 15 to 20 years, while the United Kingdom NOLs have no expiration.  As of January 29, 2022, the Company is in a three-year cumulative loss position for federal, state and certain international tax jurisdictions.  Accordingly, as of January 29, 2022, the Company increased its valuation allowances on deferred tax assets to $59.0 million, reflecting the uncertainty regarding the utilization of its deferred tax assets.

As of January 29, 2022, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s international subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.  If the Company’s unremitted international earnings were not considered indefinitely reinvested as of January 29, 2022, an immaterial amount of additional deferred taxes would have been provided.

Uncertain Tax Positions

ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions.  The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of January 29, 2022,

January 30, 2021 and February 1, 2020, the Company had unrecognized tax benefits of $1.0 million, $1.5 million and $1.9 million, respectively, associated with international jurisdictions.

For federal purposes, the Company’s tax filings for fiscal years 2018 to 2020 remain open to examination but are not currently being examined.   The Company also files tax returns in various international jurisdictions and numerous states for which various tax years are subject to examination and currently involved in audits.  While the Company is involved in examinations in certain jurisdictions, it does not expect any significant changes in its liability for uncertain tax positions during the next 12 months.

7.   BUSINESS SEGMENT INFORMATION

The Company’s reportable segments are Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of Famous Footwear, famousfootwear.com and famousfootwear.ca.  Famous Footwear operated 894 stores at the end of 2021, selling primarily branded footwear for the entire family.

The Brand Portfolio segment is comprised of wholesale operations selling the Company’s branded footwear, and the retail stores and e-commerce sites associated with those brands.  This segment sources, manufactures and markets licensed, branded and private-label footwear primarily to online retailers, national chains, department stores, mass merchandisers and independent retailers as well as Company-owned Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds stores and e-commerce businesses.  The Brand Portfolio segment included 70 branded retail stores in the United States and 16 branded retail stores in China at the end of 2021.

The Company’s Famous Footwear and Brand Portfolio reportable segments are operating units that are managed separately.  These reportable segments reflect the level at which the Company’s chief operating decision maker evaluates financial performance and allocates resources.  Operating earnings (loss) for the reportable segments represents gross profit, less selling and administrative expenses, impairment of goodwill and intangible assets and restructuring and other special charges, net.  The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements.  Intersegment sales are generally recorded at a profit, and intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings.

Corporate assets, administrative expenses and other costs and recoveries that are not allocated to the operating units, as well as the elimination of intersegment sales and profit, are reported in the Eliminations and Other category.

Following is a summary of certain key financial measures for the respective periods:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Fiscal 2021
Net sales	$1,748,291	$1,081,003	$(51,690)	$2,777,604
Intersegment sales	—	51,690	—	51,690
Depreciation and amortization	20,333	23,762	8,235	52,330
Operating earnings (loss)	276,415	35,928	(106,536)	205,807
Segment assets	705,063	944,241	194,622	1,843,926
Purchases of property and equipment	12,480	3,977	1,936	18,393
Capitalized software	121	8	5,623	5,752

Fiscal 2020
Net sales	$1,263,551	$902,481	$(48,962)	$2,117,070
Intersegment sales	—	48,962	—	48,962
Depreciation and amortization	23,090	28,889	8,560	60,539
Operating loss	(23,821)	(408,444)	(53,393)	(485,658)
Segment assets	765,754	851,027	250,269	1,867,050
Purchases of property and equipment	7,693	6,486	2,607	16,786
Capitalized software	870	153	4,251	5,274

Fiscal 2019
Net sales	$1,588,057	$1,406,460	$(72,955)	$2,921,562
Intersegment sales	—	72,955	—	72,955
Depreciation and amortization	26,706	29,875	8,981	65,562
Operating earnings (loss)	76,896	58,153	(31,236)	103,813
Segment assets	891,042	1,383,500	157,165	2,431,707
Purchases of property and equipment	16,129	21,973	6,431	44,533
Capitalized software	16	1,544	4,059	5,619

Products purchased for the Famous Footwear segment from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 26%, 25% and 22% of consolidated net sales for 2021, 2020 and 2019, respectively.

Following is a reconciliation of operating earnings (loss) to earnings (loss) before income taxes:

($ thousands)	2021	2020	2019
Operating earnings (loss)	$205,807	$(485,658)	$103,813
Interest expense, net	(30,930)	(48,287)	(33,123)
Loss on early extinguishment of debt	(1,011)	—	—
Other income, net	15,378	16,834	7,903
Earnings (loss) before income taxes	$189,244	$(517,111)	$78,593

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

A summary of the Company’s net sales and long-lived assets, including lease right-of-use assets and property and equipment, by geographic area were as follows:

($ thousands)	2021	2020	2019
Net Sales
United States	$2,600,848	$1,984,713	$2,734,912
Eastern Asia	119,857	77,793	98,045
Canada	43,789	46,781	80,247
Other	13,110	7,783	8,358
Total net sales	$2,777,604	$2,117,070	$2,921,562

Long-Lived Assets (1)
United States	$630,519	$703,642	$881,338
Canada	14,687	20,246	35,317
Eastern Asia	8,357	2,660	3,527
Other	105	192	258
Total long-lived assets	$653,668	$726,740	$920,440
(1)	Long-lived assets include $503,430, $554,303 and $695,594 of lease right-of-use assets in 2021, 2020 and 2019, respectively.

8.   INVENTORIES

The Company’s net inventory balance was comprised of the following:

($ thousands)	January 29, 2022	January 30, 2021
Raw materials	$16,764	$14,592
Work-in-process	614	349
Finished goods	579,429	473,014
Inventories, net	$596,807	$487,955

As of January 29, 2022 and January 30, 2021, the Company’s inventory balance included $0.1 million and $0.8 million, respectively, of finished goods product subject to consignment arrangements with wholesale customers.

9.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($thousands)	January 29, 2022	January 30, 2021
Land and buildings	$48,355	$53,561
Leasehold improvements	197,218	208,939
Technology equipment	49,550	49,105
Machinery and equipment	98,308	98,862
Furniture and fixtures	127,125	126,405
Construction in progress	3,066	6,773
Property and equipment	523,622	543,645
Allowances for depreciation	(373,384)	(371,208)
Property and equipment, net	$150,238	$172,437

Useful lives of property and equipment are as follows:

Years
Buildings	5 - 30
Leasehold improvements	5 - 20
Technology equipment	2 - 10
Machinery and equipment	4 - 20
Furniture and fixtures	3 - 10

The Company recorded charges for impairment of $4.1 million, $56.3 million and $5.9 million in 2021, 2020 and 2019, respectively, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores. All of the charges in 2021 and 2019 are presented in selling and administrative expenses. Of the $56.3 million of impairment charges in 2020, $55.3 million is reflected in restructuring and other special charges, and $1.0 million is reflected in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest. Refer to Note 4, Note 12 and Note 13 to the consolidated financial statements for further discussion of these impairment charges.

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets. The Company capitalized interest of $0.6 million in 2019 related to the new company-operated Brand Portfolio warehouse facilities in California, with no corresponding interest capitalized in 2021 or 2020.

Property and Equipment, Held for Sale

In April 2021, the Company announced that it would begin marketing for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri and the Company is currently in negotiations to sell the campus.  The Company expects a portion of the campus to qualify as a completed sale within twelve months.  Accordingly, as of January 29, 2022, that portion of the Campus, which is included in the Eliminations and Other category, is classified within property and equipment, held for sale on the consolidated balance sheet.  The remaining portion of the Campus that is not anticipated to qualify as a completed sale within twelve months is classified as property and equipment, net on the consolidated balance sheet as of January 29, 2022.  The Company evaluated the Campus asset group for impairment indicators and determined that no indicators were present.

10.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	January 29, 2022	January 30, 2021
Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio	342,083	342,083
Total intangible assets	344,883	344,883
Accumulated amortization	(122,336)	(109,768)
Total intangible assets, net	222,547	235,115
Goodwill
Brand Portfolio (1)	4,956	4,956
Total goodwill	4,956	4,956
Goodwill and intangible assets, net	$227,503	$240,071
(1)	The carrying amount of goodwill as of January 29, 2022 and January 30, 2021 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of January 29, 2022 and January 30, 2021 were as follows:

($ thousands)	January 29, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$112,061	$10,200	$177,227
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	10,275	4,005	29,920
		$451,088	$122,336	$106,205	$222,547

	January 30, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$101,919	$10,200	$187,369
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	7,849	4,005	32,346
		$451,088	$109,768	$106,205	$235,115

Amortization expense related to intangible assets was $12.6 million in 2021, $13.0 million in 2020 and $13.1 million in 2019. The Company estimates $12.1 million of amortization expense related to intangible assets in 2022, $11.9 million in 2023 and $11.0 million in 2024, 2025 and 2026.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During 2021 and 2019, the goodwill impairment testing was performed as of the first day of the fourth fiscal quarter, which resulted in no impairment charges.  During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization and the impact of the pandemic on the Company’s business operations, the Company determined that an interim assessment of goodwill was required.  A quantitative assessment was performed for all reporting units as of May 2, 2020.  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million, which are reflected within the Brand Portfolio segment.  In addition to the interim assessment, the Company performed an impairment review of the remaining goodwill balance, which is associated with the Blowfish Malibu reporting unit, as of the first day of the fourth fiscal quarter.  That review indicated no impairment.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company did not record any impairment charges for intangible assets during 2021 or 2019.  As a result of the triggering event from the economic impacts of the pandemic, an interim assessment was performed as of May 2, 2020.  The interim indefinite-lived trade name impairment review resulted in total impairment charges of $22.4 million, including $12.2 million associated with the indefinite-lived Allen Edmonds trade name and $10.2 million of impairment associated with the indefinite-lived Via Spiga trade name.  In addition to the interim assessment, the Company tested the indefinite-lived intangible assets as of the first day of the fourth fiscal quarter.  As a result of the impairment indicator for Allen Edmonds, the Company also tested the definite-lived Allen Edmonds customer relationships intangible asset.  Those reviews resulted in additional impairment totaling $23.8 million, consisting of $19.8 million associated with the Allen Edmonds trade name and $4.0 million associated with the Allen Edmonds customer relationships intangible asset.  Total intangible asset impairment charges of $46.2 million in 2020 are reflected within the Brand Portfolio segment.

11.   LONG-TERM AND SHORT-TERM FINANCING ARRANGEMENTS

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC and Vionic International LLC

are each co-borrowers and guarantors.  On October 5, 2021, the Company entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, extended the maturity date of the credit facility from January 18, 2024 to October 5, 2026, and decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, which may be further increased by up to $250.0 million.  The Credit Agreement also decreased the spread applied to the London Interbank Offered Rate (“LIBOR”) or prime rate by a total of 75 basis points.

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

Interest on borrowings is at variable rates based on LIBOR (with a floor of 0.0%) or the prime rate (as defined in the Credit Agreement), plus a spread.  The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement.  There is an unused line fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of January 29, 2022.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $290.0 million and $438.5 million in 2021 and 2020, respectively.  In March 2020, the Company increased the borrowings on the revolving credit facility to $440.0 million as a precautionary measure to increase its cash position and preserve financial flexibility given the uncertainty resulting from COVID-19.  The Company made debt reduction a priority during the second half of 2020 and throughout 2021.  As of January 29, 2022, the Company had $290.0 million of borrowings outstanding and $10.8 million in letters of credit outstanding under the Credit Agreement, with total additional borrowing availability of $155.2 million at January 29, 2022.  Average daily borrowings during the year were $172.8 million and $299.8 million in 2021 and 2020, respectively, and the weighted-average interest rates approximated 2.5% and 3.4% for the respective periods.

Senior Notes

On July 27, 2015, the Company issued $200.0 million aggregate principal amount of Senior Notes due on August 15, 2023 (the "Senior Notes").  The Senior Notes bore interest at 6.25%, which was payable on February 15 and August 15 of each year.  The Senior Notes were guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that is a borrower or guarantor under the Credit Agreement.  On August 16, 2021, the Company redeemed $100.0 million of Senior

Notes at 100.0%.  In addition, on January 3, 2022, the remaining $100.0 million of Senior Notes were redeemed at 100.0%, extinguishing the Company’s long-term debt.

Loss on Early Extinguishment of Debt

In conjunction with the redemptions of the Senior Notes in August 2021 and January 2022, prior to the maturity in August 2023, the Company incurred losses on early extinguishment of debt totaling $0.8 million.  In addition, the Company incurred a loss on early extinguishment of debt of $0.2 million associated with the amendment of the revolving credit facility prior to its maturity.

12.   LEASES

The Company leases all of its retail locations, a manufacturing facility, and certain office locations, distribution centers and equipment.  At contract inception, leases are evaluated and classified as either operating or finance leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

During the first quarter of 2019, the Company adopted ASC 842, using the modified retrospective transition method.  The Company elected the package of practical expedients and the expedient to account for lease and non-lease components as a single component for the entire population of operating lease assets.  The Company did not elect the hindsight practical expedient to reevaluate the lease term of existing contracts.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The Company recorded asset impairment charges, primarily related to underperforming retail stores, of $4.1 million, $56.3 million and $5.9 million during 2021, 2020 and 2019, respectively.  The impairment charges recorded in 2020, including $31.4 million associated with operating lease right-of-use assets and $24.9 million associated with property and equipment, primarily reflect the impact of the pandemic on the Company’s retail operations and estimates of remaining cash flows for each store, as well as the decision to close all but two of the Company’s Naturalizer retail stores.  Refer to Note 4 and Note 13 to the consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures during the first half of 2020 associated with the pandemic, certain leases were amended to provide rent abatements and/or deferral of lease payments.  Deferred payments continue to be reflected in the lease obligations on the consolidated balance sheets.  Under relief provided by the FASB, entities could make a policy election to account for the lease concessions related to COVID-19 as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company made a policy election to account for rent abatements as variable rent.  Accordingly, in 2021 and 2020, the Company recorded $2.1 million and $5.4 million, respectively, in lease concessions as a reduction of rent expense within selling and administrative expenses in the consolidated statements of earnings (loss).  Rent concessions for leases that were extended were recognized as a lease modification.

The weighted-average lease term and discount rate as of January 29, 2022 and January 30, 2021 were as follows:

	January 29, 2022	January 30, 2021
Weighted-average remaining lease term (in years)	6.5	6.8
Weighted-average discount rate	4.2%	4.2%

During 2021, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $118.1 million on the consolidated balance sheets.  As of January 29, 2022, the Company has entered into lease commitments for four retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for three of the new retail locations will begin in the next fiscal year and one will begin in fiscal year 2023.  Upon commencement, right-of-use assets and lease liabilities of approximately $2.2 million and $1.2 million will be recorded on the consolidated balance sheets, in 2022 and 2023, respectively.

The components of lease expense for 2021 and 2020 were as follows:

($ thousands)	2021	2020
Operating lease expense	$149,850	$167,624
Variable lease expense	40,654	48,443
Short-term lease expense	2,837	4,512
Sublease income	(652)	(96)
Total lease expense (1)	$192,689	$220,483
(1)	Net of lease concessions recognized of $2.1 million and $5.4 million for 2021 and 2020, respectively.

The aggregate future annual lease obligations at January 29, 2022 were as follows:

($ thousands)
2022	$149,984
2023	122,059
2024	96,474
2025	76,467
2026	58,845
Thereafter	165,948
Total minimum operating lease payments	$669,777
Less imputed interest	(88,373)
Present value of lease obligations	$581,404

Supplemental cash flow information related to leases is as follows:

($ thousands)	2021	2020	2019
Cash paid for lease liabilities (1)	$179,921	$145,552	$196,033
Cash received from sublease income	652	96	269

(1)	Cash paid for lease liabilities in 2021 includes payment of certain lease payments deferred in 2020, as described above, as well as lease termination costs associated with the Naturalizer retail store closures, as further discussed in Note 4 to the consolidated financial statements. In addition, cash paid for lease liabilities in 2020 was significantly lower than comparable periods, reflecting the deferral of lease payments during the onset of the pandemic.

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the noncontrolling interest in conjunction with the acquisition of Blowfish Malibu in July 2018 as further discussed in Note 4 in the consolidated financial statements. The fair value of the mandatory purchase obligation is based on the earnings formula specified in the Purchase Agreement (Level 3). The mandatory purchase obligation and any fair value adjustments are recorded as interest expense. The Company recorded fair value adjustments of $15.4 million, $23.9 million, $6.0 million during 2021, 2020 and 2019, respectively.  The earnings projections and discount rate utilized in the initial estimate of the fair value of the mandatory purchase obligation required management judgment and were the assumptions to which the fair value calculation was the most sensitive.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 29, 2022 and January 30, 2021. The Company did not have any transfers between Level 1, Level 2 or Level 3 during 2021, 2020 or 2019.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
January 29, 2022:
Non-qualified deferred compensation plan assets	$7,463	$7,463	$—	$—
Non-qualified deferred compensation plan liabilities	(7,463)	(7,463)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,770)	(1,770)	—	—
Restricted stock units for non-employee directors	(2,568)	(2,568)	—	—
January 30, 2021:
Cash equivalents – money market funds	$45,000	$45,000	$—	$—
Non-qualified deferred compensation plan assets	7,918	7,918	—	—
Non-qualified deferred compensation plan liabilities	(7,918)	(7,918)	—	—
Deferred compensation plan liabilities for non-employee directors	(989)	(989)	—	—
Restricted stock units for non-employee directors	(1,661)	(1,661)	—	—
Mandatory purchase obligation - Blowfish Malibu	(39,134)	—	—	(39,134)

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $545.1 million, $615.7 million and $780.2 million in 2021, 2020 and 2019, respectively, were assessed for indicators of impairment. This assessment resulted in the impairment charges presented in the table below, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores. Higher impairment charges were recorded in 2020, reflecting adverse economic conditions, driven in part by the COVID-19 pandemic.

($ thousands)	2021	2020	2019
Long-Lived Asset Impairment Charges
Famous Footwear	$1,241	$14,900	$1,980
Brand Portfolio	2,894	41,443	3,887
Total long-lived asset impairment charges	$4,135	$56,343	$5,867

The Company performed its annual impairment review of intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). The intangible asset impairment reviews performed in 2021 and 2019 resulted in no impairment charges.  As a result of its annual impairment testing, the Company recorded $46.2 million in impairment charges in 2020, as further discussed in Note 1 and Note 10 to the consolidated financial statements.

During 2021, the Company performed a qualitative assessment of goodwill as of the first day of the fourth fiscal quarter.  The review indicated no impairment.  During 2020, the Company performed an interim impairment test of goodwill, as further discussed in Note 10 to the consolidated financial statements. A quantitative assessment was performed for all reporting units as of May 2, 2020, which involved estimating the fair value of the reporting units using significant unobservable inputs (Level 3).  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million.  The quantitative assessments performed as of the first day of the fourth fiscal quarter of 2020 and 2019 resulted in no impairment charges.  Refer to Note 1 and Note 10 to the consolidated financial statements for additional information related to the goodwill impairment tests.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	January 29, 2022		January 30, 2021
	Carrying		Carrying
($ thousands)	Value (1)	Fair Value	Value (1)	Fair Value
Borrowings under revolving credit agreement	$290,000	$290,000	$250,000	$250,000
Long-term debt	—	—	200,000	201,000
Total debt	$290,000	$290,000	$450,000	$451,000
(1)	Excludes unamortized debt issuance costs and debt discount

The fair value of the borrowings under revolving credit agreement approximates its carrying value due to its short-term nature (Level 1).  The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of the end of the respective periods (Level 2).

14.   SHAREHOLDERS’ EQUITY

Stock Repurchase Programs

On December 14, 2018 and September 2, 2019, the Board of Directors approved stock repurchase programs (“2018 Program" and "2019 Program", respectively) authorizing the repurchase of the Company’s outstanding common stock of up to 2.5 million shares in the 2018 Program and 5.0 million shares in the 2019 Program.  The Company can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Repurchases of common stock are limited under the Company’s debt agreements.  In total, 2.5 million shares have been repurchased under the 2018 Program and there are no additional shares authorized to be repurchased.  During 2021, the Company repurchased 661,265 shares under the 2019 Program.  There are 1,990,224 additional shares authorized to be repurchased under the 2019 Program as of January 29, 2022.  Subsequent to year-end, the Board of Directors authorized an additional 7,000,000 shares under the Company’s stock repurchase programs.  With this increase, the Company has 8,990,224 shares authorized to be repurchased under the repurchase programs.

Repurchases Related to Employee Share-based Awards

During 2021, 2020 and 2019, employees tendered 205,213, 160,101 and 100,728 shares, respectively, related to certain share-based awards.  These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.  Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss, net of tax, by component for 2021, 2020 and 2019:

		Pension and		Accumulated
	Foreign	Other		Other
	Currency	Postretirement	Derivative	Comprehensive
($ thousands)	Translation	Transactions (1)	Transactions (2)	(Loss) Income
Balance February 2, 2019	$62	$(31,055)	$(608)	$(31,601)
Other comprehensive (loss) income before reclassifications	(642)	(3,523)	315	(3,850)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	4,590	256	4,846
Tax benefit	—	(1,183)	(55)	(1,238)
Net reclassifications	—	3,407	201	3,608
Other comprehensive (loss) income	(642)	(116)	516	(242)
Balance February 1, 2020	$(580)	$(31,171)	$(92)	$(31,843)
Other comprehensive income before reclassifications	469	20,351	87	20,907
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,418	6	2,424
Tax benefit	—	(623)	(1)	(624)
Net reclassifications	—	1,795	5	1,800
Other comprehensive income	469	22,146	92	22,707
Balance January 30, 2021	$(111)	$(9,025)	$—	$(9,136)
Other comprehensive loss before reclassifications	(677)	(116)	—	(793)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,788	—	1,788
Tax benefit	—	(465)	—	(465)
Net reclassifications	—	1,323	—	1,323
Other comprehensive (loss) income	(677)	1,207	—	530
Balance January 29, 2022	$(788)	$(7,818)	$—	$(8,606)
(1)	Amounts reclassified are included in other income, net. Refer to Note 5 to the consolidated financial statements for additional information related to pension and other postretirement benefits.
(2)	Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses. Refer to Note 1 to the consolidated financial statements for additional information related to derivative financial instruments.

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

Share-based compensation expense of $12.3 million, $8.1 million and $10.2 million was recognized in 2021, 2020 and 2019, respectively, as a component of selling and administrative expenses.  The following table details the share-based compensation expense by plan for 2021, 2020 and 2019:

($ thousands)	2021	2020	2019
Expense for share-based compensation plans, net of forfeitures:
Restricted stock	$7,308	$6,840	$9,597
Stock performance awards	3,904	147	(502)
Restricted stock units	1,085	1,109	1,129
Stock options	—	1	22
Total share-based compensation expense	$12,297	$8,097	$10,246

The Company issued 330,206, 471,569 and 214,435 shares of common stock in 2021, 2020 and 2019, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

The Company recognized an excess tax provision of $0.1 in both 2021 and 2019 and $1.1 million in 2020 related to restricted stock vestings and dividends, performance share award vestings and stock options exercised.  The excess tax provision for the respective periods were recorded in income tax (provision) benefit.

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

The following table summarizes restricted stock activity for 2021, 2020 and 2019:

	Number of
	Nonvested	Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Nonvested at February 2, 2019	1,249,223	$29.17
Granted	463,234	22.93
Vested	(222,562)	30.26
Forfeited	(218,100)	28.83
Nonvested at February 1, 2020	1,271,795	26.77
Granted	707,931	6.99
Vested	(430,837)	28.27
Forfeited	(151,662)	22.19
Nonvested at January 30, 2021	1,397,227	16.74
Granted	616,442	19.40
Vested	(540,647)	26.39
Forfeited	(82,625)	15.37
Nonvested at January 29, 2022	1,390,397	$14.24

Of the 616,442 restricted shares granted during 2021, 4,910 shares have a cliff-vesting term of one year, 20,000 shares have a cliff-vesting term of two years and 591,532 shares have a graded-vesting term of three years.  Of the 707,931 restricted shares granted during 2020, 12,748 shares have a cliff-vesting term of one year and 695,183 shares have a graded-vesting term of three years.  Of the 463,234 restricted shares granted during 2019, 12,914 shares had a cliff-vesting term of one year and 450,320 shares have a graded-vesting term of three years.  The shares that have a graded-vesting term of three years vest 50% after two years and 50% after three years.

The total grant date fair value of restricted stock awards vested during the years ended January 29, 2022, January 30, 2021 and February 1, 2020, was $14.3 million, $4.4 million and $6.7 million, respectively.  As of January 29, 2022, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $9.2 million, which will be amortized over the weighted-average remaining requisite service period of 1.6 years.

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

The following table summarizes performance share award activity for 2021, 2020 and 2019:

	Number of Nonvested	Number of Nonvested
	Performance Share	Performance Share
	Awards at Target	Awards at Maximum	Weighted-Average
	Level	Level	Grant Date Fair Value
Nonvested at February 2, 2019	457,833	915,666	$28.49
Granted	180,000	360,000	23.42
Vested	(149,833)	(299,666)	26.64
Forfeited	(12,000)	(24,000)	28.33
Nonvested at February 1, 2020	476,000	952,000	27.16
Granted	87,750	175,500	7.47
Vested	(153,000)	(306,000)	26.90
Forfeited	(25,000)	(50,000)	18.64
Nonvested at January 30, 2021	385,750	771,500	23.33
Granted	160,500	321,000	13.05
Vested	(148,000)	(296,000)	31.84
Forfeited	(7,500)	(15,000)	11.19
Nonvested at January 29, 2022	390,750	781,500	$16.12

As of January 29, 2022, the remaining unrecognized compensation cost related to nonvested performance share awards was $2.7 million, which will be recognized over the remaining service period of one year.

During 2021, the Company granted long-term incentive awards payable in cash for the 2021-2023 performance period, with a target value of $7.3 million and a maximum value of $14.6 million.  These awards, which vest after a three-year period, are dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated value of the award, which is reflected within other liabilities on the consolidated balance sheets, is being accrued over the three-year performance period.  There were no long-term cash incentive awards granted by the Company during 2020 or 2019.

Stock Options

Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant.  Stock options generally vest over four years and have a term of 10 years.  Compensation cost for all stock options is recognized over the requisite service period for each award.  No dividends are paid on unexercised options. Expense for stock options is recognized on a straight-line basis separately for each vesting portion of the stock option award. The Company granted no stock options during 2021, 2020 and 2019.

The following table summarizes stock option activity for 2021:

		Weighted-
	Number of	Average
	Options	Exercise Price
Outstanding at January 30, 2021	24,667	$23.74
Exercised	(2,000)	8.85
Canceled or expired	(6,000)	13.60
Outstanding at January 29, 2022	16,667	$29.18
Exercisable at January 29, 2022	16,667	$29.18

As of January 29, 2022, there are no nonvested options.

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

The following table summarizes restricted stock unit activity for the year ended January 29, 2022:

					Nonvested
	Outstanding			Accrued (3)	RSUs
					Weighted-
	Number of	Number of	Total	Total	Average
	Vested	Nonvested	Number of	Number of	Grant Date
	RSUs	RSUs	RSUs (2)	RSUs	Fair Value
January 30, 2021	416,234	107,784	524,018	488,089	$9.85
Granted (1)	5,901	39,984	45,885	32,792	27.41
Vested	102,689	(102,689)	—	33,995	10.67
January 29, 2022	524,824	45,079	569,903	554,876	$23.56
(1)	Granted RSUs include 6,605 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 5,901 related to outstanding vested RSUs and 704 to outstanding nonvested RSUs.
(2)	Total number of RSUs as of January 29, 2022 includes 433,298 RSUs payable in shares and 136,605 RSUs payable in cash.
(3)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.

The following table summarizes RSUs granted, vested and settled during 2021, 2020 and 2019:

($ thousands, except per unit amounts)	2021	2020	2019
Weighted-average grant date fair value of RSUs granted (1)	$26.88	$10.12	$19.59
Fair value of RSUs vested	$2,370	$1,125	$589
RSUs settled	—	88,370	4,574
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the related income tax (benefit) provision for 2021, 2020 and 2019:

($ thousands)	2021	2020	2019
Compensation expense (income)	$907	$(613)	$(1,756)
Income tax (benefit) provision	(233)	158	452
Compensation expense (income), net of tax	$674	$(455)	$(1,304)

The aggregate fair value of RSUs outstanding and currently vested at January 29, 2022 is $13.2 million and $12.1 million, respectively.  The liabilities associated with the accrued RSUs totaled $2.6 million and $1.7 million as of January 29, 2022 and January 30, 2021, respectively.

16.   COMMITMENTS AND CONTINGENCIES

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

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system.  Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003.  However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater.  The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas.  In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities.  The Company continues to implement the expanded remedy workplan that was approved by the oversight authorities in 2015. Based on the progress of the direct remedial action of on-site conditions, the Company submitted a request to the oversight authorities for permission to convert the perimeter pump and treat active remediation system to a passive one.  During 2019, a final response was received from the oversight authorities, which is allowing the Company to move forward with implementation of the revised plan on a portion of the treatment system.  The Company continues to pursue approval from the oversight authorities for the full conversion of the perimeter pump and treat active remediation system to a passive one.  The Company also continues to work with the oversight authorities on the off-site work plan.

The cumulative expenditures for both on-site and off-site remediation through January 29, 2022 were $32.4 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at January 29, 2022 is $9.8 million, of which $8.8 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses.  Of the total $9.8 million reserve, $5.0 million is for off-site remediation and $4.8 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.3 million as of January 29, 2022.  The Company expects to spend approximately $0.5 million in the next year, $0.1 million in each of the following four years and $12.4 million in the aggregate thereafter related to the on-site remediation.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to Other				Balance at
	Beginning of	Costs and	Accounts -		Deductions -		End of
Description	Period	Expenses	Describe		Describe		Period
($ thousands)
YEAR ENDED JANUARY 29, 2022
Deducted from assets or accounts:
Doubtful accounts and allowances	$14,928	$(2,242)	$—		$3,085	(A)	$9,601
Customer allowances	15,151	26,100	—		23,394	(B)	17,857
Customer discounts	1,892	7,459	—		6,879	(B)	2,472
Inventory valuation allowances	32,628	23,825	—		25,998	(C)	30,455
Deferred tax asset valuation allowance	49,981	8,978	—		—	(D)	58,959
YEAR ENDED JANUARY 30, 2021
Deducted from assets or accounts:
Doubtful accounts and allowances	$1,813	$10,575	$2,521	(E)	$(19)	(A)	$14,928
Customer allowances	25,816	20,355	—		31,020	(B)	15,151
Customer discounts	1,198	11,692	—		10,998	(B)	1,892
Inventory valuation allowances	20,610	63,543	—		51,525	(C)	32,628
Deferred tax asset valuation allowance	4,809	45,434	—		262	(D)	49,981
YEAR ENDED FEBRUARY 1, 2020
Deducted from assets or accounts:
Doubtful accounts and allowances	$3,050	$773	$—		$2,010	(A)	$1,813
Customer allowances	24,750	62,737	—		61,671	(B)	25,816
Customer discounts	1,198	12,046	—		12,046	(B)	1,198
Inventory valuation allowances	14,401	45,489	—		39,280	(C)	20,610
Deferred tax asset valuation allowance	4,199	873	—		263	(D)	4,809

(A)	Accounts written off, net of recoveries.
(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.
(C)	Adjustment upon sale of related inventories.
(D)	Reductions to the valuation allowances for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards.
(E)	Adjustment upon adoption of ASU 2016-13. Refer to additional detail in Note 2 to the consolidated financial statements.

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of January 29, 2022, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 29, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9BOTHER INFORMATION

None.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Information about our Executive Officers that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Delinquent Section 16(a) Reports in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

Information regarding the Compensation Committee Report is set forth under the caption Compensation Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Compensation Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 29, 2022:

Number of
securities
remaining
available for
future
	Number of				issuance
	securities to be		Weighted-		under equity
	issued upon		average		compensation
	exercise of		exercise price		plans
	outstanding		of outstanding		(excluding
	options,		options,		securities
	warrants and		warrants and		reflected in
	rights		rights		column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	798,167	(1)	$29.18	(1)	2,515,912	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	798,167		$29.18		2,515,912
(1)	Column (a) includes 16,667 outstanding (vested and nonvested) stock options and 781,500 performance share units payable in stock, which reflects the maximum number of shares to be issued under the performance share plans. The target number of shares to be issued under the plans is 390,750. Performance share awards were disregarded for purposes of computing the weighted-average exercise price in column (b). This table excludes independent directors’ deferred compensation units and restricted stock units payable in cash.
(2)	Represents our remaining shares available for award grants based upon the provisions of the plans, which reflect our practice to reserve shares for outstanding awards. The number of securities available for grant has been reduced for stock option grants and performance share awards payable in stock. Performance share awards are reserved based on the maximum payout level.

Information regarding share-based plans is set forth in Note 15 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our Principal Accountant Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2022, which information is incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2020.
3.2	Bylaws of the Company as amended through March 10, 2022, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 11, 2022.
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

10.1d

Fifth Amendment to Fourth Amended and Restated Credit Agreement, dated October 5, 2021, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s 8-K dated and filed October 7, 2021.

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

10.4c*

Form of Performance Award Agreement (for 2020-2022 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4a to the Company’s Form 10-Q for the quarterly period ended October 31, 2020, and filed December 9, 2020.

10.4d*

Form of Performance Award Agreement (for 2021-2023 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4e to the Company’s Form 10-K for the year ended January 30, 2021, and filed March 30, 2021.

†10.4e*	Form of Performance Award Agreement (for 2022-2024 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, filed herewith.
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

10.4i*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2021) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4j to the Company’s 10-K for the year ended January 31, 2021, and filed March 30, 2021.

†10.4j*	Form of Restricted Stock Award Agreement (for employee grants commencing March 2022) under the Company’s Incentive and Stock Compensation Plan of 2017, filed herewith.
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

†10.15*	Severance Agreement, effective January 31, 2022, between the Company and Michael R. Edwards, filed herewith.
†21	Subsidiaries of the registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Power of attorney (contained on signature page).
†31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document
†101.SCH	Inline XBRL Taxonomy Extension Schema Document
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
†101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
†104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

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

Date: March 28, 2022

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

Signatures	Date	Title

/s/ Diane M. Sullivan
Diane M. Sullivan	March 28, 2022	Chief Executive Officer and Chairman of the
Board of Directors
(Principal Executive Officer)
/s/ Kenneth H. Hannah
Kenneth H. Hannah	March 28, 2022	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Todd E. Hasty
Todd E. Hasty	March 28, 2022	Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Lisa A. Flavin
Lisa A. Flavin	March 23, 2022	Director

/s/ Brenda Freeman
Brenda Freeman	March 23, 2022	Director

/s/ Lori H. Greeley
Lori H. Greeley	March 23, 2022	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 23, 2022	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 23, 2022	Director

/s/ Ward M. Klein
Ward M. Klein	March 23, 2022	Director

/s/ Steven W. Korn
Steven W. Korn	March 23, 2022	Director

/s/ W. Patrick McGinnis
W. Patrick McGinnis	March 23, 2022	Director

/s/ Wenda Harris Millard
Wenda Harris Millard	March 23, 2022	Director