Form 10-Q
period 2022-04-30
CALERES INC
filed 2022-06-07
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 30, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of May 27, 2022, 36,737,534 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	April 30, 2022	May 1, 2021	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$33,717	$98,244	$30,115
Receivables, net	181,551	132,698	122,236
Inventories, net	643,527	445,299	596,807
Income taxes	11,815	35,850	33,073
Property and equipment, held for sale	16,777	—	5,455
Prepaid expenses and other current assets	46,254	45,027	48,790
Total current assets	933,641	757,118	836,476

Prepaid pension costs	101,609	91,397	99,139
Lease right-of-use assets	503,393	526,011	503,430
Property and equipment, net	137,600	165,118	150,238
Goodwill and intangible assets, net	224,475	236,924	227,503
Other assets	27,580	26,255	27,140
Total assets	$1,928,298	$1,802,823	$1,843,926

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$305,000	$200,000	$290,000
Mandatory purchase obligation - Blowfish Malibu	—	45,523	—
Trade accounts payable	386,821	293,309	331,470
Income taxes	39,418	11,359	22,622
Lease obligations	118,692	133,327	128,495
Other accrued expenses	219,956	182,419	253,026
Total current liabilities	1,069,887	865,937	1,025,613

Other liabilities:
Noncurrent lease obligations	452,742	490,355	452,909
Long-term debt	—	198,966	—
Income taxes	7,786	2,464	2,464
Deferred income taxes	14,811	10,256	14,731
Other liabilities	25,044	28,189	24,822
Total other liabilities	500,383	730,230	494,926

Equity:
Common stock	374	383	376
Additional paid-in capital	169,025	159,381	168,830
Accumulated other comprehensive loss	(8,328)	(8,936)	(8,606)
Retained earnings	191,165	52,041	157,970
Total Caleres, Inc. shareholders’ equity	352,236	202,869	318,570
Noncontrolling interests	5,792	3,787	4,817
Total equity	358,028	206,656	323,387
Total liabilities and equity	$1,928,298	$1,802,823	$1,843,926

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 30, 2022	May 1, 2021
Net sales	$735,116	$638,636
Cost of goods sold	408,122	363,749
Gross profit	326,994	274,887
Selling and administrative expenses	260,799	243,535
Restructuring and other special charges, net	—	13,482
Operating earnings	66,195	17,870
Interest expense, net	(2,299)	(11,792)
Other income, net	3,422	3,828
Earnings before income taxes	67,318	9,906
Income tax provision	(17,333)	(3,521)
Net earnings	49,985	6,385
Net (loss) earnings attributable to noncontrolling interests	(524)	238
Net earnings attributable to Caleres, Inc.	$50,509	$6,147

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.34	$0.16

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.32	$0.16

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Thirteen Weeks Ended
($ thousands)	April 30, 2022	May 1, 2021
Net earnings	$49,985	$6,385
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(163)	(224)
Pension and other postretirement benefits adjustments	440	366
Other comprehensive income, net of tax	277	142
Comprehensive income	50,262	6,527
Comprehensive (loss) income attributable to noncontrolling interests	(525)	180
Comprehensive income attributable to Caleres, Inc.	$50,787	$6,347

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 30, 2022	May 1, 2021
Operating Activities
Net earnings	$49,985	$6,385
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,064	8,945
Amortization of capitalized software	1,265	1,518
Amortization of intangible assets	3,028	3,147
Amortization of debt issuance costs and debt discount	102	343
Fair value adjustments to Blowfish mandatory purchase obligation	—	6,389
Share-based compensation expense	3,799	2,439
Loss on disposal of property and equipment	933	811
Impairment charges for property, equipment, and lease right-of-use assets	1,777	1,888
Provision/adjustment for expected credit losses	(617)	(152)
Deferred income taxes	80	2,012
Changes in operating assets and liabilities:
Receivables	(58,698)	(5,553)
Inventories	(46,775)	43,062
Prepaid expenses and other current and noncurrent assets	1,044	(10)
Trade accounts payable	55,372	12,665
Accrued expenses and other liabilities	(43,126)	(14,730)
Income taxes, net	43,376	1,791
Other, net	77	(572)
Net cash provided by operating activities	19,686	70,378

Investing Activities
Purchases of property and equipment	(9,305)	(2,659)
Capitalized software	(2,345)	(1,218)
Net cash used for investing activities	(11,650)	(3,877)

Financing Activities
Borrowings under revolving credit agreement	205,000	110,500
Repayments under revolving credit agreement	(190,000)	(160,500)
Dividends paid	(2,648)	(2,663)
Acquisition of treasury stock	(14,673)	—
Issuance of common stock under share-based plans, net	(3,599)	(3,501)
Contributions by noncontrolling interests	1,500	—
Other	—	(450)
Net cash used for financing activities	(4,420)	(56,614)
Effect of exchange rate changes on cash and cash equivalents	(14)	62
Increase in cash and cash equivalents	3,602	9,949
Cash and cash equivalents at beginning of period	30,115	88,295
Cash and cash equivalents at end of period	$33,717	$98,244

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE AS OF JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387
Net earnings (loss)					50,509	50,509	(524)	49,985
Foreign currency translation adjustment				(162)		(162)	(1)	(163)
Pension and other postretirement benefits adjustments, net of tax of $141				440		440	—	440
Comprehensive income (loss)				278	50,509	50,787	(525)	50,262
Contributions by noncontrolling interests						—	1,500	1,500
Dividends ($0.07 per share)					(2,648)	(2,648)		(2,648)
Acquisition of treasury stock	(701,324)	(7)			(14,666)	(14,673)		(14,673)
Issuance of common stock under share-based plans, net	512,508	5	(3,604)			(3,599)		(3,599)
Share-based compensation expense			3,799			3,799		3,799
BALANCE APRIL 30, 2022	37,446,329	$374	$169,025	$(8,328)	$191,165	$352,236	$5,792	$358,028

BALANCE JANUARY 30, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854
Net earnings					6,147	6,147	238	6,385
Foreign currency translation adjustment				(166)		(166)	(58)	(224)
Pension and other postretirement benefits adjustments, net of tax of $97				366		366		366
Comprehensive income				200	6,147	6,347	180	6,527
Dividends ($0.07 per share)					(2,663)	(2,663)		(2,663)
Issuance of common stock under share-based plans, net	327,268	3	(3,504)			(3,501)		(3,501)
Share-based compensation expense			2,439			2,439		2,439
BALANCE MAY 1, 2021	38,293,472	$383	$159,381	$(8,936)	$52,041	$202,869	$3,787	$206,656

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

Certain prior period amounts in the notes to the condensed consolidated financial statements have been reclassified to conform to the current period presentation.  These reclassifications did not affect net earnings attributable to Caleres, Inc.

The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  During the first quarter of 2022, CLT accrued capital contributions of $3.0 million, including $1.5 million of funding received from Brand Investment Holding.  Net sales and operating losses were $2.9 million and $0.9 million, respectively, for the thirteen weeks ended April 30, 2022.  Net sales and operating earnings (loss) were not significant during the thirteen weeks ended May 1, 2021.

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

The Company consolidates CLT and B&H Footwear into its condensed consolidated financial statements.  Net (loss) earnings attributable to noncontrolling interests represents the share of net earnings or losses that is attributable to Brand Investment Holding and CBI.  Transactions between the Company and the joint ventures have been eliminated in the condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

COVID-19, Supply Chain Disruptions and Inflationary Pressures

The coronavirus (“COVID-19”) continues to adversely impact the United States and global economies.  During 2021, our business operations were impacted by the delayed receipt of inventory attributable to temporary factory shutdowns, border closures, port congestion and shipping vessel and container availability.  While inventory receipts improved during the first quarter of 2022, supply chain disruptions continue to impact our business operations and financial results.  We experienced higher transportation costs throughout 2021 and continue to experience inflationary pressures for freight and other product costs.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted.  The CARES Act includes a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  During 2020, the Company deferred approximately $9.4 million of employer social security payroll taxes.  As of April 30, 2022, employer social security payroll taxes totaling $5.0 million, which are payable by December 31, 2022, are presented in other accrued expenses on the condensed consolidated balance sheet.  As of May 1, 2021, approximately $4.7 million of deferred employer social security payroll taxes was recorded in other accrued expenses and $4.7 million was recorded in other liabilities on the condensed consolidated balance sheet.

Property and Equipment, Held for Sale

In April 2021, the Company announced that it would begin marketing for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri.  In January 2022, the Company classified a portion of the Campus as property and equipment, held for sale on the consolidated balance sheet as of January 29, 2022. During the first quarter of 2022, the Company continued its negotiations and an agreement for the sale of the Campus was signed on April 27, 2022, subject to certain closing conditions. The sale of the Campus is expected to close and qualify as a completed sale during the second quarter of 2022. Accordingly, the Campus has been classified as property and equipment, held for sale on the condensed consolidated balance sheet as of April 30, 2022 and is reflected within the Eliminations and Other category. The Company evaluated the Campus asset group for impairment indicators and determined that no indicators were present.  The Company intends to execute a lease agreement for a portion of a new office building to be built on a parcel of the headquarters campus, as well as a lease agreement for the existing headquarters building during the period of construction.  These lease agreements are expected to be finalized during the second quarter of 2022.

Note 2    Impact of New Accounting Pronouncements

The Company has evaluated all recently issued, but not yet effective, accounting pronouncements and does not expect any of the pronouncements to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended April 30, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$331,988	$14,217	$—	$346,205
Landed wholesale - e-commerce - drop ship (1)	—	31,773	(998)	30,775
E-commerce - Company websites (1)	51,938	50,702	—	102,640
Total direct-to-consumer sales	383,926	96,692	(998)	479,620
Wholesale - e-commerce (1)	—	60,716	—	60,716
Landed wholesale	—	175,327	(14,128)	161,199
First-cost wholesale	—	30,076	—	30,076
Licensing and royalty	422	2,906	—	3,328
Other (2)	154	23	—	177
Net sales	$384,502	$365,740	$(15,126)	$735,116

	Thirteen Weeks Ended May 1, 2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$334,745	$15,008	$—	$349,753
Landed wholesale - e-commerce - drop ship (1)	—	20,814	(394)	20,420
E-commerce - Company websites (1)	63,122	42,738	—	105,860
Total direct-to-consumer sales	397,867	78,560	(394)	476,033
Wholesale - e-commerce (1)	—	37,480	—	37,480
Landed wholesale	—	115,347	(9,379)	105,968
First-cost wholesale	—	16,718	—	16,718
Licensing and royalty	—	2,164	—	2,164
Other (2)	237	36	—	273
Net sales	$398,104	$250,305	$(9,773)	$638,636
(1)	Collectively referred to as "e-commerce" in the narrative below
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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	April 30, 2022	May 1, 2021	January 29, 2022
Customer allowances and discounts	$22,896	$19,260	$20,328
Loyalty programs liability	18,152	16,177	18,814
Returns reserve	16,376	14,469	12,468
Gift card liability	6,130	5,423	6,804

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented. In addition, during the thirteen weeks ended April 30, 2022, the loyalty programs liability increased $7.6 million due to points and material rights earned on purchases and decreased $8.2 million due to expirations and redemptions.  During the thirteen weeks ended May 1, 2021, the loyalty programs liability increased $9.3 million due to points and material rights earned on purchases and decreased $7.1 million due to expirations and redemptions.

The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
($ thousands)	April 30, 2022	May 1, 2021
Balance, beginning of period	$9,601	$14,928
Provision/adjustment for expected credit losses	(617)	(152)
Uncollectible accounts written off, net of recoveries	(526)	(3,404)
Balance, end of period	$8,458	$11,372

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 30, 2022	May 1, 2021

NUMERATOR
Net earnings	$49,985	$6,385
Net loss (earnings) attributable to noncontrolling interests	524	(238)
Net earnings attributable to Caleres, Inc.	$50,509	$6,147
Net earnings allocated to participating securities	(2,017)	(210)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$48,492	$5,937

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	36,209	36,707
Dilutive effect of share-based awards	467	158
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	36,676	36,865

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.34	$0.16

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.32	$0.16

Options to purchase 16,667 shares of common stock for both the thirteen weeks ended April 30, 2022 and May 1, 2021 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

During the thirteen weeks ended April 30, 2022, the Company repurchased 701,324 shares under the 2019 publicly announced share repurchase program, which permits repurchases of up to 5.0 million shares.  The Company did not repurchase any shares under share repurchase programs during the thirteen weeks ended May 1, 2021.  Refer to further discussion in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.  Subsequent to quarter-end, the Company has repurchased approximately 905,000 shares at an aggregate price of $22.0 million, bringing our fiscal year-to-date total to approximately 1,606,000 shares at an aggregate price of $36.7 million.

Note 5    Restructuring and Other Special Charges

Brand Portfolio – Business Exits

During the thirteen weeks ended May 1, 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2021.  These charges are presented in restructuring and special charges on the condensed consolidated statement of earnings within the Brand Portfolio segment for the thirteen weeks ended May 1, 2021.  There were no corresponding charges during the thirteen weeks ended April 30, 2022.  As of April 30, 2022 and May 1, 2021, reserves of $0.1 million and $5.2 million, respectively, were included on the condensed consolidated balance sheets.

Blowfish Mandatory Purchase Obligation

In 2018, the Company acquired a controlling interest in Blowfish Malibu.  The remaining interest was subject to a mandatory purchase obligation after a three-year period, which ended on July 31, 2021, based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation and fair value adjustments were recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $6.4 million ($4.7 million on an after-tax basis, or $0.13 per diluted share) for the thirteen weeks ended May 1, 2021.  There were no corresponding charges during the thirteen weeks ended April 30, 2022.  The mandatory purchase obligation was settled for $54.6 million on November 4, 2021.  Refer to further discussion regarding the mandatory purchase obligation in Note 14 to the condensed consolidated financial statements.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended April 30, 2022 and May 1, 2021:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended April 30, 2022
Net sales	$384,502	$365,740	$(15,126)	$735,116
Intersegment sales (1)	—	15,126	—	15,126
Operating earnings (loss)	49,688	41,349	(24,842)	66,195
Segment assets	790,778	987,397	150,123	1,928,298

Thirteen Weeks Ended May 1, 2021
Net sales	$398,104	$250,305	$(9,773)	$638,636
Intersegment sales (1)	—	9,773	—	9,773
Operating earnings (loss)	47,873	(2,821)	(27,182)	17,870
Segment assets	758,823	794,430	249,570	1,802,823

(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	April 30, 2022	May 1, 2021
Operating earnings	$66,195	$17,870
Interest expense, net	(2,299)	(11,792)
Other income, net	3,422	3,828
Earnings before income taxes	$67,318	$9,906

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	April 30, 2022	May 1, 2021	January 29, 2022
Raw materials	$16,112	$13,010	$16,764
Work-in-process	666	365	614
Finished goods	626,749	431,924	579,429
Inventories, net	$643,527	$445,299	$596,807

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	April 30, 2022	May 1, 2021	January 29, 2022
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(125,364)	(112,915)	(122,336)
Total intangible assets, net	219,519	231,968	222,547
Goodwill
Brand Portfolio (1)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$224,475	$236,924	$227,503
(1)	The carrying amount of goodwill as of April 30, 2022, May 1, 2021 and January 29, 2022 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of April 30, 2022, May 1, 2021 and January 29, 2022 were as follows:

($ thousands)	April 30, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$114,528	$10,200	$174,760
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	10,836	4,005	29,359
		$451,088	$125,364	$106,205	$219,519

	May 1, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$104,459	$10,200	$184,829
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	8,456	4,005	31,739
		$451,088	$112,915	$106,205	$231,968

	January 29, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$112,061	$10,200	$177,227
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	10,275	4,005	29,920
		$451,088	$122,336	$106,205	$222,547

Amortization expense related to intangible assets was $3.0 million and $3.1 million for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $12.1 million in 2022, $11.9 million in 2023 and $11.0 million in each of the fiscal years 2024, 2025 and 2026.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the thirteen weeks ended April 30, 2022 or May 1, 2021.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the thirteen weeks ended April 30, 2022 or May 1, 2021.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The Company recorded asset impairment charges of $1.8 million and $1.9 million during the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.  The impairment charges are primarily related to software and underperforming retail stores.  Refer to Note 14 to the condensed consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures during the first half of 2020 associated with the pandemic, certain leases were amended to provide rent abatements and/or deferral of lease payments.  Deferred payments continue to be reflected in lease obligations on the condensed consolidated balance sheets.  Under relief provided by the FASB, entities could make a policy election to account for COVID-19-related lease concessions as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company made a policy election to account for rent abatements as variable rent.  Accordingly, during the thirteen weeks ended May 1, 2021, the Company recorded $1.3 million in lease concessions as a reduction of rent expense within selling and administrative expenses in the condensed consolidated statements of earnings.  Rent concessions for leases that were extended were recognized as a lease modification.

During the thirteen weeks ended April 30, 2022, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $37.0 million on the condensed consolidated balance sheets.  As of April 30, 2022, the Company has entered into lease commitments for four retail locations for which the leases have not yet commenced.  The Company anticipates that two leases will begin in the current fiscal year and two leases will begin in the next fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $2.0 million will be recorded in the current fiscal year and $2.0 million will be recorded in the next fiscal year on the condensed consolidated balance sheets.  In addition, as further discussed in Note 1 to the condensed consolidated financial statements, the Company intends to execute a lease agreement during the second quarter of 2022 for a portion of a new office building to be built on a parcel of the headquarters campus, as well as a lease agreement for the existing headquarters building during the period of construction.

The components of lease expense for the thirteen weeks ended April 30, 2022 and May 1, 2021 were as follows:

	Thirteen Weeks Ended
($ thousands)	April 30, 2022	May 1, 2021
Operating lease expense	$38,064	$40,577
Variable lease expense	9,016	11,490
Short-term lease expense	1,195	565
Sublease income	(59)	(29)
Total lease expense	$48,216	$52,603

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
($ thousands)	April 30, 2022	May 1, 2021
Cash paid for lease liabilities (1)	$48,793	$56,453
Cash received from sublease income	59	29

(1)	Cash paid for lease liabilities for the thirteen weeks ended May 1, 2021 includes payment of certain lease payments deferred in 2020, as described above, as well as lease termination costs associated with the Naturalizer retail store closings, as further discussed in Note 5 to the condensed consolidated financial statements.

Note 10  Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC and Vionic International LLC are each co-borrowers and guarantors.  On April 8, 2022, Blowfish, LLC was joined to the Credit Agreement as a co-borrower and guarantor.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of April 30, 2022.

At April 30, 2022, the Company had $305.0 million of borrowings outstanding and $10.8 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $184.2 million at April 30, 2022.

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

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended April 30, 2022 and May 1, 2021:

		Pension and
		Other	Accumulated
	Foreign	Postretirement	Other
	Currency	Transactions	Comprehensive
($ thousands)	Translation	(1)	(Loss) Income
Balance at January 29, 2022	$(788)	$(7,818)	$(8,606)
Other comprehensive loss before reclassifications	(162)	—	(162)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	581	581
Tax benefit	—	(141)	(141)
Net reclassifications	—	440	440
Other comprehensive (loss) income	(162)	440	278
Balance at April 30, 2022	$(950)	$(7,378)	$(8,328)

Balance at January 30, 2021	$(111)	$(9,025)	$(9,136)
Other comprehensive loss before reclassifications	(166)	—	(166)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	463	463
Tax benefit	—	(97)	(97)
Net reclassifications	—	366	366
Other comprehensive (loss) income	(166)	366	200
Balance at May 1, 2021	$(277)	$(8,659)	$(8,936)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $3.8 million and $2.4 million during the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

The Company had net issuances of 512,508 and 327,268 shares of common stock during the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 30, 2022			May 1, 2021
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
January 29, 2022	1,390,397	$14.24	January 30, 2021	1,397,227	$16.74
Granted	671,200	21.00	Granted	562,506	18.63
Forfeited	(50,966)	12.63	Forfeited	(46,500)	16.08
Vested	(387,854)	12.48	Vested	(484,389)	26.96
April 30, 2022	1,622,777	$17.51	May 1, 2021	1,428,844	$14.04

The Company granted 671,200 restricted shares during the thirteen weeks ended April 30, 2022, which have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 562,506 restricted shares granted during the thirteen weeks ended May 1, 2021, 542,506 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years and 20,000 shares have a cliff-vesting term of two years.  Share-based compensation expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Awards

During the thirteen weeks ended April 30, 2022, the Company granted performance share awards for a targeted 87,750 shares, with a weighted-average grant date fair value of $20.99 in connection with the 2020 performance award.  During the thirteen weeks ended May 1, 2021, the Company granted performance share awards for a targeted 175,500 shares, with a weighted-average grant date fair value of $18.63.  Vesting of performance-based awards is generally dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

During the thirteen weeks ended April 30, 2022, the Company granted long-term incentive awards payable in cash for the 2022-2024 performance period, with a target value of $8.3 million and a maximum value of $16.6 million.  During the thirteen weeks ended May 1, 2021, the Company granted long-term incentive awards payable in cash for the 2021-2023 performance period, with a target value of $6.5 million and a maximum value of $13.0 million.  These awards, which vest after a three-year period, are dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated values of the awards, which are reflected within other liabilities on the condensed consolidated balance sheets, are being expensed ratably over the three-year performance period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 1,907 and 1,712 for dividend equivalents during the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively, with weighted-average grant date fair values of $20.64 and $20.91, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Service cost	$1,762	$1,942	$—	$—
Interest cost	2,971	2,813	10	10
Expected return on assets	(6,984)	(7,114)	—	—
Amortization of:
Actuarial loss (gain)	681	615	(25)	(27)
Prior service income	(75)	(125)	—	—
Total net periodic benefit income	$(1,645)	$(1,869)	$(15)	$(17)

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

Money Market Funds

The Company periodically invests in cash equivalents consisting of short-term money market funds backed by U.S. Treasury securities to preserve the Company’s capital for the purpose of funding operations.  It does not enter into money market funds for trading or speculative purposes.  The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the remaining interest in conjunction with the acquisition of Blowfish Malibu in July 2018.  The fair value of the mandatory purchase obligation was based on the earnings formula specified in the purchase agreement (Level 3).  Fair value adjustments on the mandatory purchase obligation were recorded as interest expense.  During the thirteen weeks ended May 1, 2021, the Company recorded fair value adjustments of $6.4 million.  The mandatory purchase obligation of $54.6 million was paid on November 4, 2021 and therefore, there were no corresponding fair value adjustments during the thirteen weeks ended April 30, 2022.  Refer to further discussion of the mandatory purchase obligation in Note 5 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 30, 2022, May 1, 2021 and January 29, 2022.  During the thirteen weeks ended April 30, 2022 and May 1, 2021, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
April 30, 2022:
Non-qualified deferred compensation plan assets	$7,567	$7,567	$—	$—
Non-qualified deferred compensation plan liabilities	(7,567)	(7,567)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,765)	(1,765)	—	—
Restricted stock units for non-employee directors	(2,559)	(2,559)	—	—
May 1, 2021:
Cash equivalents – money market funds	$57,000	$57,000	$—	$—
Non-qualified deferred compensation plan assets	8,169	8,169	—	—
Non-qualified deferred compensation plan liabilities	(8,169)	(8,169)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,185)	(1,185)	—	—
Restricted stock units for non-employee directors	(2,571)	(2,571)	—	—
Mandatory purchase obligation - Blowfish Malibu	(45,523)	—	—	(45,523)
January 29, 2022:
Non-qualified deferred compensation plan assets	7,463	7,463	—	—
Non-qualified deferred compensation plan liabilities	(7,463)	(7,463)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,770)	(1,770)	—	—
Restricted stock units for non-employee directors	(2,568)	(2,568)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $503.6 million and $571.5 million at April 30, 2022 and May 1, 2021, respectively, were assessed for indicators of impairment.  This assessment resulted in the following impairment charges, primarily for software and operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended
($ thousands)	April 30, 2022	May 1, 2021
Long-Lived Asset Impairment Charges
Famous Footwear	$370	$400
Brand Portfolio	1,407	1,488
Total long-lived asset impairment charges	$1,777	$1,888

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	April 30, 2022		May 1, 2021		January 29, 2022
	Carrying		Carrying		Carrying
($ thousands)	Value (1)	Fair Value	Value (1)	Fair Value	Value (1)	Fair Value
Borrowings under revolving credit agreement	$305,000	$305,000	$200,000	$200,000	$290,000	$290,000
Long-term debt	—	—	200,000	200,500	—	—
Total debt	$305,000	$305,000	$400,000	$400,500	$290,000	$290,000
(1)	Excludes unamortized debt issuance costs and debt discount

The fair value of the borrowings under revolving credit agreement approximates its carrying value due to its short-term nature (Level 1).  The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of May 1, 2021 (Level 2).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 25.7% and 35.5% for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.  The higher effective tax rate for the first quarter of 2021 primarily reflects the non-deductibility of losses at the Company’s Canadian division, which were driven by exit-related costs associated with Naturalizer retail stores. This impact was partially offset by discrete tax benefits totaling $1.2 million in the first quarter of 2021.

As of April 30, 2022, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

As the treatment of the on-site source areas progresses, the Company expects to convert the pump and treat system to a passive treatment barrier system.  Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003.  However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater.  The modified work plan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the work plan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner.  The results of groundwater monitoring are being used to evaluate the effectiveness of these activities.  The Company continues to implement the expanded remedy work plan that was approved by the oversight authorities in 2015.  Based on the progress of the direct remedial action of on-site conditions, the Company submitted a request to the oversight authorities for permission to convert the perimeter pump and treat active remediation system to a passive one.  In 2019, a final response was received from the oversight authorities, which is allowing the Company to proceed with implementation of the revised plan on a portion of the treatment system.  The Company continues to pursue approval from the oversight authorities for the full conversion of the perimeter pump and treat active remediation system to a passive one.  The Company also continues to work with the oversight authorities on the off-site work plan.

The cumulative expenditures for both on-site and off-site remediation through April 30, 2022 were $32.6 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at April 30, 2022 is $9.8 million, of which $8.8 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses.  Of the total $9.8 million reserve, $5.0 million is for off-site remediation and $4.8 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.4 million as of April 30, 2022.  The Company expects to spend approximately $0.6 million in 2022, $0.1 million in each of the following four years and $12.4 million in the aggregate thereafter related to the on-site remediation.

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

Litigation

The Company is involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of such ordinary course of business proceedings and litigation currently pending is not expected to have a material adverse effect on the Company’s results of operations or financial position. Legal costs associated with litigation are expensed as incurred.

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We achieved record-setting financial results in the first quarter of 2022, maintaining our momentum from 2021, with strong sales and operating earnings contribution from both our Famous Footwear and Brand Portfolio segments.  We utilized our robust cash generation to augment our inventory levels to better align with the strong consumer demand and position us for the upcoming season.  We have also taken the opportunity to repurchase over 700,000 shares of common stock, and expect to continue to do so.

Financial Highlights

Following is a summary of the financial highlights for the first quarter of 2022:

●	Consolidated net sales increased $96.5 million, or 15.1%, to $735.1 million in the first quarter of 2022, compared to $638.6 million in the first quarter of 2021. Our Famous Footwear segment continued its strong performance with net sales of $384.5 million. Net sales of our Brand Portfolio segment increased $115.4 million, or 46.1%, compared to the first quarter of 2021. On a consolidated basis, our direct-to-consumer sales represented approximately 65% of consolidated net sales for the first quarter of 2022, compared to 74.5% in the first quarter of 2021.
●	Consolidated gross profit increased $52.1 million, or 19.0%, to $327.0 million in the first quarter of 2022, compared to $274.9 million in the first quarter of 2021. Our gross profit margin increased to 44.5% in the first quarter of 2022, compared to 43.0% in the first quarter of 2021, reflecting a decline in promotional activity driven by strong consumer demand and an improved sales mix of higher margin product.
●	Consolidated operating earnings increased $48.3 million to $66.2 million in the first quarter of 2022, compared to $17.9 million in the first quarter of 2021.
●	Consolidated net earnings attributable to Caleres, Inc. were $50.5 million, or $1.32 per diluted share, in the first quarter of 2022, compared to $6.2 million, or $0.16 per diluted share, in the first quarter of 2021.

The following items should be considered in evaluating the comparability of our first quarter results in 2022 and 2021:

●	Supply Chain Disruptions and Inflationary Pressures – During the first quarter of 2022, we continued to experience global supply chain disruptions, including a delay in the receipt of inventory due to port congestion and reduced shipping vessel and container availability. We have also experienced inflationary pressures on product costs and inbound freight. In order to mitigate these inflationary pressures, we began implementing price increases in the second half of 2021. We believe our ability to continue full price selling and our disciplined approach to inventory management will continue to mitigate the impact of these supply chain disruptions and inflationary pressures on our financial results. As of April 30, 2022, we have nearly $98 million of inventory in transit that is not yet available to sell, an increase of 105% compared to our in-transit inventory levels at May 1, 2021, but a reduction of 45% from January 29, 2022.
●	Brand Portfolio – business exits – During the first quarter of 2021, we incurred costs totaling $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share), related to the strategic realignment of Naturalizer retail store operations. There were no corresponding charges recorded during the first quarter of 2022.
●	Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and Note 14 to the condensed consolidated financial statements, the remaining interest in Blowfish Malibu was subject to a mandatory purchase obligation after a three-year period following the 2018 acquisition, based on an earnings multiple formula. During the first quarter of 2021, we recorded a fair value adjustment of $6.4 million ($4.7 million on an after-tax basis, or $0.13 per diluted share). The fair value adjustment was recorded as interest expense, net in the condensed consolidated statement of earnings. There were no corresponding charges in the first quarter of 2022. The purchase obligation was settled for $54.6 million on November 4, 2021.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Same-store sales

The same-store sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though other retailers may calculate the metric differently.  Management uses the same-store sales metric as a measure of an individual store’s success to determine whether it is performing in line with expectations.  Our same-store sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open for at least 13 months.  In addition, in order to be included in the same-store sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores are excluded from the same-store sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.  We believe the same-store sales metric is useful to shareholders and investors in assessing our retail sales performance of existing locations with comparable prior year sales, separate from the impact of store openings or store closures.

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

Outlook

During the first quarter of 2022, we made significant progress against our key strategic initiatives.  We believe we are well-positioned to capitalize on favorable market dynamics, despite the geopolitical concerns, inflationary pressures and ongoing supply chain disruptions.  As we progress throughout 2022, we will maintain our focus on aligning inventory with consumer demand, which we believe will capture demand for our brands and products.   We will continue to leverage our core competencies and execute on our short and long-term strategic priorities in an effort to enhance long-term value for our shareholders.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$735.1	100.0%	$638.6	100.0%
Cost of goods sold	408.1	55.5%	363.7	57.0%
Gross profit	327.0	44.5%	274.9	43.0%
Selling and administrative expenses	260.8	35.5%	243.5	38.1%
Restructuring and other special charges, net	—	—%	13.5	2.1%
Operating earnings	66.2	9.0%	17.9	2.8%
Interest expense, net	(2.3)	(0.3)%	(11.8)	(1.8)%
Other income, net	3.4	0.5%	3.8	0.6%
Earnings before income taxes	67.3	9.2%	9.9	1.6%
Income tax provision	(17.3)	(2.4)%	(3.5)	(0.6)%
Net earnings	50.0	6.8%	6.4	1.0%
Net (loss) earnings attributable to noncontrolling interests	(0.5)	(0.1)%	0.2	0.0%
Net earnings attributable to Caleres, Inc.	$50.5	6.9%	$6.2	1.0%

Net Sales

Net sales increased $96.5 million, or 15.1%, to $735.1 million for the first quarter of 2022, compared to $638.6 million for the first quarter of 2021.  Net sales for our Brand Portfolio segment increased $115.4 million, or 46.1% during the first quarter of 2022, compared to the first quarter of 2021, and the segment surpassed its pre-pandemic sales levels.  Our Famous Footwear segment’s strong sales performance from 2021 carried over to the first quarter of 2022.  However, net sales for Famous Footwear decreased $13.6 million, or 3.4%, in the first quarter of 2022 compared to the first quarter of 2021, primarily reflecting a lower store count.  On a consolidated basis, our direct-to-consumer sales represented approximately 65% of total net sales for the first quarter of 2022.  Our casual, athletic and sport footwear categories continue to resonate with consumers and demand for the dress, occasion and wear-to-work product categories continues to improve with the rebound in social events and celebrations and the return-to-office trending higher.  During the first quarter of 2022, we remained focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with LifeStride, Dr. Scholl’s and Blowfish Malibu representing three of our top 15 best-selling brands during the quarter.

Gross Profit

Gross profit increased $52.1 million, or 19.0%, to $327.0 million for the first quarter of 2022, compared to $274.9 million for the first quarter of 2021, reflecting higher net sales and a higher gross profit rate.  As a percentage of net sales, gross profit increased to 44.5% for the first quarter of 2022, compared to 43.0% for the first quarter of 2021, as strong consumer demand enabled more full-price selling and minimal promotional activity.  The greater sales mix of higher margin brands and product categories within our Brand Portfolio segment also contributed to the gross margin improvement.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $17.3 million, or 7.1%, to $260.8 million for the first quarter of 2022, compared to $243.5 million for the first quarter of 2021.  The increase primarily reflects higher salary and benefits expenses and cash and stock-based incentive compensation plan expenses driven by our strong financial results in the quarter as well as our expectations for the full year.  Our marketing expenses also increased as a result of tailoring our e-commerce marketing to the individual consumer in an effort to drive repeat purchases.  As a percentage of net sales, selling and administrative expenses decreased to 35.5% for the first quarter of 2022, from 38.1% for the first quarter of 2021, reflecting better leveraging of expenses over higher net sales.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) during the first quarter of 2021, reflecting expenses associated with the strategic realignment of the Naturalizer retail store operations.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

Operating Earnings

Operating earnings increased $48.3 million to $66.2 million for the first quarter of 2022, compared to $17.9 million for the first quarter of 2021, primarily reflecting higher net sales and gross profit.  As a percentage of net sales, operating earnings were 9.0% for the first quarter of 2022, compared to 2.8% for the first quarter of 2021.

Interest Expense, Net

Interest expense, net decreased $9.5 million, or 80.5%, to $2.3 million for the first quarter of 2022, compared to $11.8 million for the first quarter of 2021, primarily due to the non-recurrence of the $6.4 million fair value adjustment to the Blowfish Malibu mandatory purchase obligation in the first quarter of 2021.  The purchase obligation was settled for $54.6 million on November 4, 2021.  In addition, we redeemed our $200 million aggregate principal of senior notes in the second half of 2021.  By retiring our senior notes, we shifted our higher-rate debt to the lower-rate borrowings under our revolving credit agreement, which reduced our interest expense by approximately $3.1 million compared to the first quarter of 2021.  These decreases were partially offset by an increase in interest expense attributable to higher average borrowings under our revolving credit agreement.

Other Income, Net

Other income, net decreased $0.4 million, or 10.6%, to $3.4 million for the first quarter of 2022, compared to $3.8 million for the first quarter of 2021, which reflects a reduction of certain components of net periodic benefit income.  Refer to Note 13 of the condensed consolidated financial statements for further detail regarding the components of net periodic benefit income.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 25.7% for the first quarter of 2022, compared to 35.5% for the first quarter of 2021.  The higher effective tax rate for the first quarter of 2021 primarily reflects the non-deductibility of losses at our Canadian division, which were driven by exit-related costs associated with Naturalizer retail stores.  This impact on the tax rate was partially offset by discrete tax benefits totaling $1.2 million in the first quarter of 2021.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $50.5 million for the first quarter of April 30, 2022, compared to net earnings of $6.2 million for the first quarter of 2021, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales
Net sales	$384.5	100.0%	$398.1	100.0%
Cost of goods sold	195.3	50.8%	218.3	54.8%
Gross profit	189.2	49.2%	$179.8	45.2%
Selling and administrative expenses	139.5	36.3%	131.9	33.2%
Operating earnings	$49.7	12.9%	$47.9	12.0%

Key Metrics
Same-store sales % change	(4.0)%		3.3%
Same-store sales $ change	$(15.6)		$6.2
Sales change from new and closed stores, net	$2.0		$200.2
Impact of changes in Canadian exchange rate on sales	$(0.0)		$0.4

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$57		$55
Sales per square foot, excluding e-commerce (trailing twelve months)	$251		$193
Square footage (thousand sq. ft.)	5,870		6,043

Stores opened	—		4
Stores closed	7		7
Ending stores	887		913

Net Sales

Net sales of $384.5 million in the first quarter of 2022 decreased $13.6 million, or 3.4%, compared to the first quarter of 2021, primarily reflecting a lower store count.  Consumer demand remained strong and the sales momentum from 2021 continued into 2022, despite the impact of lower government stimulus in the current period.  Athletics and casual continue to be our top selling categories while the Caleres brands of LifeStride, Dr. Scholl’s and Blowfish Malibu were all in our top 15 best-selling brands.  During the first quarter of 2022, we closed seven stores, resulting in 887 stores and total square footage of 5.9 million at the end of the first quarter of 2022, compared to 913 stores and total square footage of 6.0 million at the end of the first quarter of 2021.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 79% of our net sales made to program members in the first quarter of 2022, compared to 81% in the first quarter of 2021.

Gross Profit

Gross profit increased $9.4 million, or 5.2%, to $189.2 million for the first quarter of 2022, compared to $179.8 million for the first quarter of 2021, driven by a higher gross profit rate. As a percentage of net sales, our gross profit increased to 49.2% for the first quarter of 2022, compared to 45.2% for the first quarter of 2021.  Our higher gross profit margin in the first quarter of 2022 was primarily due to more full price selling and a reduction in promotional activity driven by strong demand for our product assortment and disciplined inventory management.

Selling and Administrative Expenses

Selling and administrative expenses increased $7.6 million, or 5.8%, to $139.5 million for the first quarter of 2022, compared to $131.9 million for the first quarter of 2021.  The increase was primarily due to higher salaries and benefits expenses and higher logistics costs.  As a percentage of net sales, selling and administrative expenses increased to 36.3% for the first quarter of 2022, compared to 33.2% for the first quarter of 2021.

Operating Earnings

Operating earnings increased $1.8 million to $49.7 million for the first quarter of 2022, compared to $47.9 million for the first quarter of 2021.  As a percentage of net sales, operating earnings were 12.9% for the first quarter of 2022, compared to 12.0% for the first quarter of 2021.

BRAND PORTFOLIO

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales
Net sales	$365.7	100.0%	$250.3	100.0%
Cost of goods sold	226.4	61.9%	156.3	62.4%
Gross profit	139.3	38.1%	94.0	37.6%
Selling and administrative expenses	98.0	26.8%	83.3	33.3%
Restructuring and other special charges, net	—	—%	13.5	5.4%
Operating earnings (loss)	$41.3	11.3%	$(2.8)	(1.1)%

Key Metrics
Direct-to-consumer (% of net sales) (1)	26%		31%
Change in wholesale net sales ($)	$104.2		$14.9
Unfilled order position at end of period	$401.5		$264.5

Same-store sales % change	66.0%		5.1%
Same-store sales $ change	$17.9		$1.3
Sales change from new and closed stores, net	$(6.7)		$16.5
Impact of changes in Canadian exchange rate on retail sales	$(0.0)		$0.4

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$269		$188
Sales per square foot, excluding e-commerce (trailing twelve months)	$987		$336
Square footage (thousands sq. ft.)	108		138

Stores opened	1		1
Stores closed	4		76
Ending stores	83		95
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Our Brand Portfolio segment achieved record-setting first quarter net sales of $365.7 million in the first quarter of 2022, driven by our strong product design, diverse and targeted assortments, and our strategic approach to inventory management.  While the net sales increase of $115.4 million, or 46.1%, compared to the first quarter of 2021, was broad-based across all of our brands, our Sam Edelman, LifeStride, Naturalizer, Blowfish Malibu, Allen Edmonds and Vionic brands were the most significant contributors.  We experienced strong growth in the dress, occasion and wear-to-work footwear categories for many of our brands, including Sam Edelman, Naturalizer, LifeStride and Allen Edmonds.  Our sport-inspired and casual footwear categories also resonated strongly with our customers during the quarter.  In addition, our net sales benefited as our retail partners sought to replenish their inventories during the first quarter of 2022.  The incremental sales from inventory replenishment is expected to moderate as we move through fiscal 2022 as our partners return to more normal buying and replenishment patterns.  During the first quarter of 2022, we closed four stores and opened one store, resulting in a total of 83 stores and total square footage of 0.1 million at the end of the first quarter of 2022, compared to 95 stores and total square footage of 0.1 million at the end of the first quarter of 2021.

In the first quarter of 2021, we permanently closed the remaining 73 Naturalizer stores in North America that were scheduled for closure as part of our strategic realignment of the Naturalizer retail store operations.  We continue to focus on growing the brand’s e-commerce business through naturalizer.com, our retail partners and their websites, and the two flagship stores in the United States.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, increased to $987 for the twelve months ended April 30, 2022, compared to $336 for the twelve months ended May 1, 2021.  With the closure of nearly all of our Naturalizer retail stores, the majority of our Brand Portfolio segment stores are for our Allen Edmonds brand, which have higher retail price points than the Naturalizer brand.

Our unfilled order position for our wholesale sales increased $137.0 million, or 51.8%, to $401.5 million at April 30, 2022, compared to $264.5 million at May 1, 2021.  The increase in our backlog order levels primarily reflects higher consumer demand.

Gross Profit

Gross profit increased $45.3 million, or 48.2%, to $139.3 million for the first quarter of 2022, compared to $94.0 million for the first quarter of 2021, reflecting higher net sales and gross profit rate.  As a percentage of net sales, our gross profit increased to 38.1% for the first quarter of 2022, compared to 37.6% for the first quarter of 2021.  The increase in our gross profit margin was driven by an improved mix of higher margin brands and product categories and a less promotional retail environment.  While we have experienced inflationary pressures related to product costs and inbound freight through the first quarter, we have been able to successfully offset these impacts through price increases.  We anticipate the inflationary pressures to continue throughout 2022 and will continue to focus on mitigating the impact of these costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $14.7 million, or 17.5%, to $98.0 million for the first quarter of 2022, compared to $83.3 million for the first quarter of 2021.  The increase was driven by higher salaries and benefits expenses and higher marketing expenses.  As a percentage of net sales, selling and administrative expenses decreased to 26.8% for the first quarter of 2022, compared to 33.3% for the first quarter of 2021, reflecting better leveraging of expenses over a higher net sales base.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $13.5 million during the first quarter of 2021 for expenses associated with the strategic realignment of our Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2021.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges during the first quarter of 2022.

Operating Earnings (Loss)

Operating earnings increased to $41.3 million for the first quarter of 2022, compared to an operating loss of $2.8 million for the first quarter of 2021, as a result of the factors described above.  As a percentage of net sales, operating earnings were 11.3% for the first quarter of 2022, compared to an operating loss of 1.1% in the first quarter of 2021.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$(15.1)	100.0%	$(9.8)	100.0%
Cost of goods sold	(13.6)	89.8%	(10.9)	110.9%
Gross profit	(1.5)	10.2%	1.1	(10.9)%
Selling and administrative expenses	23.3	(154.0)%	28.3	(289.0)%
Operating loss	$(24.8)	164.2%	$(27.2)	278.1%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $15.1 million for the first quarter of 2022 is $5.3 million, or 54.8%, higher than the first quarter of 2021, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $5.0 million, to $23.3 million in the first quarter of 2022, compared to $28.3 million for the first quarter of 2021.  The decrease primarily reflects lower expenses for certain employee benefits and lower expenses associated with our cash-based director compensation plans, reflecting a decrease in our stock price during the first quarter of 2022, compared to an increase in the first quarter of 2021.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	April 30, 2022	May 1, 2021	(1)	January 29, 2022
Borrowings under revolving credit agreement	$305.0	$200.0		$290.0
Long-term debt	—	199.0		—
Total debt	$305.0	$399.0		$290.0

(1)	As presented here, total debt as of May 1, 2021 excludes the Blowfish Malibu mandatory purchase obligation, which was valued at $45.5 million. The mandatory purchase obligation of $54.6 million was paid on November 4, 2021, as further discussed in Note 14 to the condensed consolidated financial statements.

Total debt obligations of $305.0 million at April 30, 2022 decreased $94.0 million, from $399.0 million at May 1, 2021, and increased $15.0 million, from $290.0 million at January 29, 2022.  The decrease from May 1, 2021 reflects continued progress toward reducing our debt levels using our strong cash generation over the last twelve months.  In August 2021, we redeemed $100.0 million aggregate principal amount of our senior notes and on January 3, 2022, we redeemed the remaining $100.0 million of senior notes.  We shifted this higher interest rate debt to borrowings under the revolving credit facility, which is expected to result in net interest expense savings on an ongoing basis.  The increase in total debt from January 29, 2022 is due primarily to higher inventory purchases during the quarter to satisfy the stronger consumer demand.  Net interest expense for the first quarter of 2022 decreased $9.5 million to $2.3 million, compared to $11.8 million for the first quarter of 2021.  The decrease is primarily attributable to the non-recurrence of the $6.4 million fair value adjustment to the Blowfish Malibu mandatory purchase obligation recorded in the first quarter of 2021.  The Blowfish Malibu mandatory purchase obligation of $54.6 million was paid on November 4, 2021, as further discussed in Note 5 and Note 14 to the condensed consolidated financial statements.  In addition, as discussed above, the redemption of all outstanding senior notes in 2021 also contributed to the decrease in interest expense in the first quarter of 2022.  These decreases were partially offset by higher average borrowings under our revolving credit agreement.

Credit Agreement

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  On October 5, 2021, we entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the “Credit Agreement”) which, among other modifications, extended the maturity date of the credit facility from January 18, 2024, to October 5, 2026 and decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be further increased by up to $250.0 million.  Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 0.0%), or the prime rate (as defined in the Credit Agreement), plus a spread.  The Credit Agreement decreased the spread applied to the LIBOR or prime rate by a total of 75 basis points.   At April 30, 2022, we had $305.0 million in borrowings and $10.8 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $184.2 million at April 30, 2022.  We were in compliance with all covenants and restrictions under the Credit Agreement as of April 30, 2022.

Senior Notes

On July 27, 2015, we issued $200.0 million aggregate principal amount of senior notes due in 2023 (the "Senior Notes").  The Senior Notes were guaranteed on a senior unsecured basis by each of the subsidiaries of Caleres, Inc. that is an obligor under the Credit Agreement, and bore interest of 6.25%, which was payable on February 15 and August 15 of each year.  On August 16, 2021, we redeemed $100.0 million of the Senior Notes at 100.0%.  In addition, on January 3, 2022, we redeemed the remaining $100.0 million of Senior Notes at 100.0%.  Refer to further discussion regarding the Senior Notes in Note 10 to the condensed consolidated financial statements.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	April 30, 2022	May 1, 2021	Change
Net cash provided by operating activities	$19.7	$70.3	$(50.6)
Net cash used for investing activities	(11.7)	(3.9)	(7.8)
Net cash used for provided by financing activities	(4.4)	(56.6)	52.2
Effect of exchange rate changes on cash and cash equivalents	(0.0)	0.1	(0.1)
Increase in cash and cash equivalents	$3.6	$9.9	$(6.3)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $50.6 million lower in the thirteen weeks ended April 30, 2022 as compared to the thirteen weeks ended May 1, 2021, primarily reflecting the following factors:

●	An increase in inventory during the thirteen weeks ended April 30, 2022, primarily reflecting higher inventory in response to consumer demand, as well as earlier purchasing of inventory for the Brand Portfolio segment to offset the increased transportation lead times, compared to a decrease during the thirteen weeks ended May 1, 2021;
●	A larger increase in accounts receivable in the thirteen weeks ended April 30, 2022, compared to the thirteen weeks ended May 1, 2021, attributable to higher wholesale sales during the period; and
●	A larger decrease in accrued expenses and other liabilities in the thirteen weeks ended April 30, 2022 due in part to higher incentive compensation payments in 2022 due to the strong 2021 financial results, compared to the thirteen weeks ended May 1, 2021; partially offset by
●	A larger increase in accounts payable in the thirteen weeks ended April 30, 2022, compared to the thirteen weeks ended May 1, 2021, reflecting higher inventory purchases; and
●	Higher net earnings in the thirteen weeks ended April 30, 2022, compared to the thirteen weeks ended May 1, 2021.

Supply chain financing:  Certain of our suppliers are given the opportunity to sell receivables from us related to products that we have purchased to participating financial institutions at a rate that leverages our credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. We negotiate payment and other terms with our suppliers, regardless of whether the supplier participates in the program, and our responsibility is limited to making payment based on the terms originally negotiated with the supplier.  These liabilities continue to be presented as accounts payable in our condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of April 30, 2022 and May 1, 2021, we had $45.0 million and $55.0 million, respectively, of accounts payable subject to supply chain financing arrangements.

Cash used for investing activities was $7.8 million higher for the thirteen weeks ended April 30, 2022 as compared to the thirteen weeks ended May 1, 2021, reflecting higher capital expenditures.  In 2022, we expect our purchases of property and equipment and capitalized software to be between $35 million and $45 million, as compared to $24.1 million in 2021. We continue to invest in our Famous Footwear store refresh initiative. In addition, in the first quarter of 2022, we tested a new prototype Famous Footwear store that offers an enhanced shopping experience, highlights our leading assortment of trending brands and elevates those brands in an energetic and exciting manner. We plan to invest in additional prototype stores and store refreshes throughout 2022, which we believe will reinforce our national presence and further differentiate our store experience from that of our competitors.

Cash used for financing activities was $52.2 million lower for the thirteen weeks ended April 30, 2022 as compared to the thirteen weeks ended May 1, 2021, primarily due to net borrowings on our revolving credit agreement of $15.0 in the thirteen weeks ended April 30, 2022, compared to net repayments of $50.0 million in the comparable period in 2021.  In addition, we repurchased $14.7 million of shares under our share repurchase programs during the thirteen weeks ended April 30, 2022, with no corresponding share repurchases during the thirteen weeks ended May 1, 2021.

A summary of key financial data and ratios at the dates indicated is as follows:

	April 30, 2022	May 1, 2021	January 29, 2022
Operating working capital ($ millions) (1)	$237.0	$126.3	$193.8
Current ratio (2)	0.87:1	0.87:1	0.82:1
Debt-to-capital ratio (3)	46.0%	65.9%	47.3%
(1)	Operating working capital has been computed as total current assets, excluding cash and property and equipment, held for sale, less total current liabilities, excluding borrowings under revolving credit agreement and lease obligations.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt and borrowings under revolving credit agreement. Total capitalization is defined as total debt and total equity.

Operating working capital at April 30, 2022 was $237.0 million, which was $110.7 million and $43.2 million higher than at May 1, 2021 and January 29, 2022, respectively.  The increase in operating working capital from May 1, 2021 primarily reflects higher receivables and the settlement of the Blowfish Malibu mandatory purchase obligation in the fourth quarter of 2021.  The increase in operating working capital from January 29, 2022 primarily reflects higher inventories, partially offset by higher trade payables.  Our current ratio was 0.87 to 1 as of April 30, 2022, consistent with May 1, 2021, and 0.82:1 at January 29, 2022.  Our debt-to-capital ratio was 46.0% as of April 30, 2022, compared to 65.9% as of May 1, 2021 and 47.3% at January 29, 2022.  The decrease in our debt-to-capital ratio from May 1, 2021 and January 29, 2022 primarily reflects the extinguishment of our senior notes and higher equity attributable to our strong financial results.

We declared and paid dividends of $0.07 per share in the first quarter of both 2022 and 2021.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

We have various contractual or other obligations, including borrowings under our revolving credit facility, operating lease commitments, one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings and obligations for our supplemental executive retirement plan and other postretirement benefits.  We also have purchase obligations to purchase inventory, assets and other goods and services.  We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year.  For further information on the Company’s critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 29, 2022.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands.  Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) supply chain disruptions and inflationary pressures; (ii) the coronavirus pandemic and its adverse impact on our business operations and financial condition;  (iii) changing consumer demands, which may be influenced by general economic conditions and other factors; (iv) rapidly changing consumer preferences and purchasing patterns and fashion trends; (v) customer concentration and increased consolidation in the retail industry; (vi) intense competition within the footwear industry; (vii) foreign currency fluctuations; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) cybersecurity threats or other major disruption to the Company’s information technology systems; (x) the ability to accurately forecast sales and manage inventory levels; (xi) a disruption in the Company’s distribution centers; (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to secure/exit leases on favorable terms; (xiv) the ability to maintain relationships with current suppliers; (xv) transitional challenges with acquisitions and divestitures;  (xvi) changes to tax laws, policies and treaties; (xvii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; and (xviii) the ability to attract, retain, and maintain good relationships with licensors and protect our intellectual property rights.  The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 29, 2022, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 29, 2022.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of April 30, 2022, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A  RISK FACTORS

There have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year.  For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 29, 2022.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2022:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
January 30, 2022 - February 26, 2022	—	$—	—	1,990,224

February 27, 2022 - April 2, 2022	424,662	20.37	250,000	8,740,224

April 3, 2022 - April 30, 2022	451,324	21.32	451,324	8,288,900

Total	875,986	$20.86	701,324	8,288,900
(1)	Includes shares purchased as part of our publicly announced stock repurchase programs and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.
(2)	On September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of 5,000,000 shares of our outstanding common stock. In addition, on March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of an additional 7,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have an expiration date. During the thirteen weeks ended April 30, 2022, the Company repurchased 701,324 shares under these programs. The Company did not repurchase any shares under these programs during the thirteen weeks ended May 1, 2021. As of April 30, 2022, there were 8,288,900 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 29, 2020.
3.2		Bylaws of the Company as amended through May 26, 2022, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 27, 2022.
10.1*		Caleres, Inc. Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 14, 2022.
10.4a*	†	Form of Performance Award Agreement under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
10.4b*	†	Form of Restricted Stock Award Agreement under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
10.5a*	†	Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and its Non-Employee Directors under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
10.5b*	†	Form of Non-Employee Director Restricted Stock Award Agreement between the Company and its Non-Employee Directors under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH	†	iXBRL Taxonomy Extension Schema Document
101.CAL	†	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	†	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	iXBRL Taxonomy Presentation Linkbase Document
101.DEF	†	iXBRL Taxonomy Definition Linkbase Document
104	†	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
*	Denotes management contract or compensatory plan arrangements.
†	Denotes exhibit is filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: June 7, 2022	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer