Form 10-Q
period 2022-07-30
CALERES INC
filed 2022-09-06
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 30, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of August 26, 2022, 36,464,180 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	July 30, 2022	July 31, 2021	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$45,955	$54,684	$30,115
Receivables, net	127,580	110,522	122,236
Inventories, net	770,652	565,512	596,807
Income taxes	12,129	35,026	33,073
Property and equipment, held for sale	16,777	—	5,455
Prepaid expenses and other current assets	45,698	41,619	48,790
Total current assets	1,018,791	807,363	836,476

Prepaid pension costs	104,214	94,083	99,139
Lease right-of-use assets	516,486	508,597	503,430
Property and equipment, net	137,007	161,066	150,238
Goodwill and intangible assets, net	221,447	233,777	227,503
Other assets	27,263	28,012	27,140
Total assets	$2,025,208	$1,832,898	$1,843,926

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$348,500	$100,000	$290,000
Current portion of long-term debt	—	99,540	—
Mandatory purchase obligation - Blowfish Malibu	—	52,639	—
Trade accounts payable	399,265	348,795	331,470
Income taxes	20,139	17,311	22,622
Lease obligations	131,601	126,820	128,495
Other accrued expenses	240,295	233,564	253,026
Total current liabilities	1,139,800	978,669	1,025,613

Other liabilities:
Noncurrent lease obligations	451,657	463,746	452,909
Long-term debt	—	99,540	—
Income taxes	7,786	2,464	2,464
Deferred income taxes	14,939	13,574	14,731
Other liabilities	26,149	29,614	24,822
Total other liabilities	500,531	608,938	494,926

Equity:
Common stock	364	383	376
Additional paid-in capital	173,246	162,122	168,830
Accumulated other comprehensive loss	(7,280)	(8,572)	(8,606)
Retained earnings	212,803	86,764	157,970
Total Caleres, Inc. shareholders’ equity	379,133	240,697	318,570
Noncontrolling interests	5,744	4,594	4,817
Total equity	384,877	245,291	323,387
Total liabilities and equity	$2,025,208	$1,832,898	$1,843,926

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$738,330	$675,531	$1,473,445	$1,314,167
Cost of goods sold	401,515	353,238	809,636	716,987
Gross profit	336,815	322,293	663,809	597,180
Selling and administrative expenses	268,395	259,501	529,194	503,036
Restructuring and other special charges, net	—	—	—	13,482
Operating earnings	68,420	62,792	134,615	80,662
Interest expense, net	(2,584)	(11,941)	(4,883)	(23,734)
Other income, net	3,217	3,860	6,639	7,688
Earnings before income taxes	69,053	54,711	136,371	64,616
Income tax provision	(17,500)	(16,559)	(34,833)	(20,080)
Net earnings	51,553	38,152	101,538	44,536
Net earnings (loss) attributable to noncontrolling interests	375	756	(149)	993
Net earnings attributable to Caleres, Inc.	$51,178	$37,396	$101,687	$43,543

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.40	$0.98	$2.74	$1.14

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.38	$0.97	$2.70	$1.13

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net earnings	$51,553	$38,152	$101,538	$44,536
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	42	68	(121)	(155)
Pension and other postretirement benefits adjustments	583	347	1,023	713
Other comprehensive income, net of tax	625	415	902	558
Comprehensive income	52,178	38,567	102,440	45,094
Comprehensive (loss) income attributable to noncontrolling interests	(48)	807	(573)	987
Comprehensive income attributable to Caleres, Inc.	$52,226	$37,760	$103,013	$44,107

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-Six Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021
Operating Activities
Net earnings	$101,538	$44,536
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	15,882	17,341
Amortization of capitalized software	2,420	2,984
Amortization of intangible assets	6,052	6,294
Amortization of debt issuance costs and debt discount	204	682
Fair value adjustments to Blowfish mandatory purchase obligation	—	13,505
Share-based compensation expense	8,236	5,431
Loss on disposal of property and equipment	1,023	551
Impairment charges for property, equipment, and lease right-of-use assets	1,979	2,288
Adjustment to expected credit losses	(1,004)	(2,543)
Deferred income taxes	208	5,330
Changes in operating assets and liabilities:
Receivables	(4,340)	19,014
Inventories	(173,484)	(77,278)
Prepaid expenses and other current and noncurrent assets	204	(1,045)
Trade accounts payable	67,805	68,197
Accrued expenses and other liabilities	(22,619)	22,121
Income taxes, net	23,783	8,567
Other, net	(636)	(428)
Net cash provided by operating activities	27,251	135,547

Investing Activities
Purchases of property and equipment	(16,820)	(6,816)
Capitalized software	(3,906)	(2,581)
Net cash used for investing activities	(20,726)	(9,397)

Financing Activities
Borrowings under revolving credit agreement	437,500	164,500
Repayments under revolving credit agreement	(379,000)	(314,500)
Dividends paid	(5,200)	(5,336)
Acquisition of treasury stock	(41,672)	—
Issuance of common stock under share-based plans, net	(3,814)	(3,752)
Contributions by noncontrolling interests	1,500	—
Other	—	(677)
Net cash provided by (used for) financing activities	9,314	(159,765)
Effect of exchange rate changes on cash and cash equivalents	1	4
Increase (decrease) in cash and cash equivalents	15,840	(33,611)
Cash and cash equivalents at beginning of period	30,115	88,295
Cash and cash equivalents at end of period	$45,955	$54,684

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE APRIL 30, 2022	37,446,329	$374	$169,025	$(8,328)	$191,165	$352,236	$5,792	$358,028
Net earnings					51,178	51,178	375	51,553
Foreign currency translation adjustment				465		465	(423)	42
Pension and other postretirement benefits adjustments, net of tax of $190				583		583		583
Comprehensive income (loss)				1,048	51,178	52,226	(48)	52,178
Dividends ($0.07 per share)					(2,552)	(2,552)		(2,552)
Acquisition of treasury stock	(1,083,496)	(11)			(26,988)	(26,999)		(26,999)
Issuance of common stock under share-based plans, net	87,947	1	(216)			(215)		(215)
Share-based compensation expense			4,437			4,437		4,437
BALANCE JULY 30, 2022	36,450,780	$364	$173,246	$(7,280)	$212,803	$379,133	$5,744	$384,877

BALANCE MAY 1, 2021	38,293,472	$383	$159,381	$(8,936)	$52,041	$202,869	$3,787	$206,656
Net earnings					37,396	37,396	756	38,152
Foreign currency translation adjustment				17		17	51	68
Pension and other postretirement benefits adjustments, net of tax of $85				347		347		347
Comprehensive income				364	37,396	37,760	807	38,567
Dividends ($0.07 per share)					(2,673)	(2,673)		(2,673)
Issuance of common stock under share-based plans, net	(25,408)	(0)	(251)			(251)		(251)
Share-based compensation expense			2,992			2,992		2,992
BALANCE JULY 31, 2021	38,268,064	$383	$162,122	$(8,572)	$86,764	$240,697	$4,594	$245,291

				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387
Net earnings (loss)					101,687	101,687	(149)	101,538
Foreign currency translation adjustment				303		303	(424)	(121)
Pension and other postretirement benefits adjustments, net of tax of $331				1,023		1,023	—	1,023
Comprehensive income (loss)				1,326	101,687	103,013	(573)	102,440
Contributions by noncontrolling interests						—	1,500	1,500
Dividends ($0.14 per share)					(5,200)	(5,200)		(5,200)
Acquisition of treasury stock	(1,784,820)	(18)			(41,654)	(41,672)		(41,672)
Issuance of common stock under share-based plans, net	600,455	6	(3,820)			(3,814)		(3,814)
Share-based compensation expense			8,236			8,236		8,236
BALANCE JULY 30, 2022	36,450,780	$364	$173,246	$(7,280)	$212,803	$379,133	$5,744	$384,877

BALANCE JANUARY 30, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854
Net earnings					43,543	43,543	993	44,536
Foreign currency translation adjustment				(149)		(149)	(6)	(155)
Pension and other postretirement benefits adjustments, net of tax of $182				713		713		713
Comprehensive income				564	43,543	44,107	987	45,094
Dividends ($0.14 per share)					(5,336)	(5,336)		(5,336)
Issuance of common stock under share-based plans, net	301,860	3	(3,755)			(3,752)		(3,752)
Share-based compensation expense			5,431			5,431		5,431
BALANCE JULY 31, 2021	38,268,064	$383	$162,122	$(8,572)	$86,764	$240,697	$4,594	$245,291

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

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  During the twenty-six weeks ended July 30, 2022, capital contributions of $3.0 million were made to CLT, including $1.5 million received from Brand Investment Holding.  Net sales were $4.8 million and $7.7 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively.  Operating earnings were $0.5 million and operating losses were $0.3 million for the thirteen and twenty-six weeks ended July 30, 2022, respectively.  Net sales and operating earnings were not significant during the thirteen or twenty-six weeks ended July 31, 2021.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted.  The CARES Act includes a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  During 2020, the Company deferred approximately $9.4 million of employer social security payroll taxes.  As of July 30, 2022, employer social security payroll taxes totaling $5.0 million, which are payable by December 31, 2022, are presented in other accrued expenses on the condensed consolidated balance sheet.  As of July 31, 2021, approximately $4.7 million of deferred employer social security payroll taxes was recorded in other accrued expenses and $4.7 million was recorded in other liabilities on the condensed consolidated balance sheet.

Property and Equipment, Held for Sale

In April 2021, the Company announced that it would begin marketing for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri.  In January 2022, the Company classified a portion of the Campus as property and equipment, held for sale on the consolidated balance sheet as of January 29, 2022.  During the first quarter of 2022, the Company continued its negotiations and an agreement for the sale of the Campus was signed on April 27, 2022, subject to certain closing conditions.  The sale of the Campus is expected to close and qualify as a completed sale during fiscal 2022.  Accordingly, the Campus has been classified as property and equipment, held for sale on the condensed consolidated balance sheet as of July 30, 2022 and is reflected within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment indicators and determined that no indicators were present.  The Company intends to execute a lease agreement for a portion of a new office building to be built on a parcel of the headquarters campus, as well as a lease agreement for the existing headquarters building during the period of construction.  These lease agreements are expected to be finalized during fiscal 2022.

Note 2    Impact of New Accounting Pronouncements

The Company has evaluated all recently issued, but not yet effective, accounting pronouncements and does not expect any of the pronouncements to have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended July 30, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$385,610	$14,344	$—	$399,954
E-commerce - Company websites (1)	50,116	49,527	—	99,643
E-commerce - wholesale drop ship (1)	—	33,903	(907)	32,996
Total direct-to-consumer sales	435,726	97,774	(907)	532,593
Wholesale - e-commerce (1)	—	49,539	—	49,539
Wholesale - landed	—	131,056	(21,198)	109,858
Wholesale - first cost	—	41,705	—	41,705
Licensing and royalty	515	3,969	—	4,484
Other (2)	134	17	—	151
Net sales	$436,375	$324,060	$(22,105)	$738,330

	Thirteen Weeks Ended July 31, 2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$402,178	$12,003	$—	$414,181
E-commerce - Company websites (1)	51,281	49,619	—	100,900
E-commerce - wholesale drop ship (1)	—	19,661	(439)	19,222
Total direct-to-consumer sales	453,459	81,283	(439)	534,303
Wholesale - e-commerce (1)	—	32,059	—	32,059
Wholesale - landed	—	99,437	(16,692)	82,745
Wholesale - first cost	—	23,618	—	23,618
Licensing and royalty	—	2,602	—	2,602
Other (2)	190	14	—	204
Net sales	$453,649	$239,013	$(17,131)	$675,531

	Twenty-Six Weeks Ended July 30, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$717,598	$28,561	$—	$746,159
E-commerce - Company websites (1)	102,054	102,025	—	204,079
E-commerce - wholesale drop ship (1)	—	65,676	(1,905)	63,771
Total direct-to-consumer sales	$819,652	$196,262	$(1,905)	$1,014,009
Wholesale - e-commerce (1)	—	108,459	—	108,459
Wholesale - landed	—	306,383	(35,327)	271,056
Wholesale - first cost	—	71,781	—	71,781
Licensing and royalty	937	6,875	—	7,812
Other (2)	288	40	—	328
Total net sales	$820,877	$689,800	$(37,232)	$1,473,445

	Twenty-Six Weeks Ended July 31, 2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$736,923	$27,011	$—	$763,934
E-commerce - Company websites (1)	114,403	92,357	—	206,760
E-commerce - wholesale drop ship (1)	—	40,475	(833)	39,642
Total direct-to-consumer sales	$851,326	$159,843	$(833)	$1,010,336
Wholesale - e-commerce (1)	—	69,539	—	69,539
Wholesale - landed	—	214,784	(26,072)	188,712
Wholesale - first cost	—	40,336	—	40,336
Licensing and royalty	—	4,766	—	4,766
Other (2)	428	50	—	478
Net sales	$851,754	$489,318	$(26,905)	$1,314,167
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

E-commerce

The Company generates revenue from sales on websites maintained by the Company that are shipped from the Company’s distribution centers or retail stores directly to the consumer, or picked up directly by the consumer from the Company’s stores (“e-commerce – Company websites”); sales from the Company’s wholesale customers’ websites that are fulfilled on a drop-ship basis (“e-commerce – wholesale drop ship”); and other e-commerce sales (“wholesale – e-commerce”), collectively referred to as "e-commerce". The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	July 30, 2022	July 31, 2021	January 29, 2022
Customer allowances and discounts	$19,357	$15,867	$20,328
Loyalty programs liability	17,492	17,782	18,814
Returns reserve	13,172	11,858	12,468
Gift card liability	5,987	5,372	6,804

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented.  In addition, during the twenty-six weeks ended July 30, 2022, the loyalty programs liability increased $24.5 million due to points and material rights earned on purchases and decreased $25.8 million due to expirations and redemptions.  During the twenty-six weeks ended July 31, 2021, the loyalty programs liability increased $17.1 million due to points and material rights earned on purchases and decreased $13.3 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The following table summarizes the activity in the Company’s allowance for expected credit losses during the twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Twenty-Six Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021
Balance, beginning of period	$9,601	$14,928
Adjustment to expected credit losses	(1,004)	(2,543)
Uncollectible accounts written off, net of recoveries	(209)	(2,500)
Balance, end of period	$8,388	$9,885

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

NUMERATOR
Net earnings	$51,553	$38,152	$101,538	$44,536
Net (earnings) loss attributable to noncontrolling interests	(375)	(756)	149	(993)
Net earnings attributable to Caleres, Inc.	$51,178	$37,396	$101,687	$43,543
Net earnings allocated to participating securities	(2,226)	(1,360)	(4,216)	(1,575)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$48,952	$36,036	$97,471	$41,968

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	35,031	36,880	35,620	36,794
Dilutive effect of share-based awards	467	267	467	212
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	35,498	37,147	36,087	37,006

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.40	$0.98	$2.74	$1.14

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.38	$0.97	$2.70	$1.13

Options to purchase 16,667 shares of common stock for both the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

During the thirteen and twenty-six weeks ended July 30, 2022, the Company repurchased 1,083,496 and 1,784,820 shares, respectively, under the 2019 and 2022 publicly announced share repurchase programs, which permit repurchases of up to 5.0 million and 7.0 million shares, respectively.  The Company did not repurchase any shares under the share repurchase programs during the twenty-six weeks ended July 31, 2021.  Refer to further discussion in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.  Subsequent to quarter-end, the Company has repurchased approximately 538,000 shares of shares at an aggregate price of $13.9 million, bringing our fiscal year-to-date total to approximately 2.3 million shares at an aggregate price of $55.6 million.

Note 5    Restructuring and Other Special Charges

Brand Portfolio – Business Exits

During the twenty-six weeks ended July 31, 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2021.  These charges are presented in restructuring and special charges on the condensed consolidated statement of earnings within the Brand Portfolio segment for the twenty-six weeks ended July 31, 2021.  There were no corresponding charges during the twenty-six weeks ended July 30, 2022.  As of July 30, 2022 and July 31, 2021, reserves of $0.0 million and $3.3 million, respectively, were included on the condensed consolidated balance sheets.

Blowfish Mandatory Purchase Obligation

In 2018, the Company acquired a controlling interest in Blowfish Malibu.  The remaining interest was subject to a mandatory purchase obligation after a three-year period, which ended on July 31, 2021, based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation and fair value adjustments were recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $7.1 million ($5.3 million on an after-tax basis, or $0.14 per diluted share) and $13.5 million ($10.0 million on an after-tax basis, or $0.26 per diluted share) for the thirteen and twenty-six weeks ended July 31, 2021.  There were no corresponding charges during the twenty-six weeks ended July 30, 2022.  The mandatory purchase obligation was settled for $54.6 million on November 4, 2021.  Refer to further discussion regarding the mandatory purchase obligation in Note 14 to the condensed consolidated financial statements.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended July 30, 2022 and July 31, 2021:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended July 30, 2022
Net sales	$436,375	$324,060	$(22,105)	$738,330
Intersegment sales (1)	—	22,105	—	22,105
Operating earnings (loss)	62,496	29,410	(23,486)	68,420
Segment assets	882,303	992,238	150,667	2,025,208

Thirteen Weeks Ended July 31, 2021
Net sales	$453,649	$239,013	$(17,131)	$675,531
Intersegment sales (1)	—	17,131	—	17,131
Operating earnings (loss)	85,498	16,554	(39,260)	62,792
Segment assets	799,324	838,236	195,338	1,832,898

Twenty-Six Weeks Ended July 30, 2022
Net sales	$820,877	$689,800	$(37,232)	$1,473,445
Intersegment sales (1)	—	37,232	—	37,232
Operating earnings (loss)	112,184	70,760	(48,329)	134,615

Twenty-Six Weeks Ended July 31, 2021
Net sales	$851,754	$489,318	$(26,905)	$1,314,167
Intersegment sales (1)	—	26,905	—	26,905
Operating earnings (loss)	133,371	13,733	(66,442)	80,662
(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating earnings	$68,420	$62,792	$134,615	$80,662
Interest expense, net	(2,584)	(11,941)	(4,883)	(23,734)
Other income, net	3,217	3,860	6,639	7,688
Earnings before income taxes	$69,053	$54,711	$136,371	$64,616

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	July 30, 2022	July 31, 2021	January 29, 2022
Raw materials	$18,159	$14,886	$16,764
Work-in-process	714	394	614
Finished goods	751,779	550,232	579,429
Inventories, net	$770,652	$565,512	$596,807

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	July 30, 2022	July 31, 2021	January 29, 2022
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(128,392)	(116,062)	(122,336)
Total intangible assets, net	216,491	228,821	222,547
Goodwill
Brand Portfolio (1)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$221,447	$233,777	$227,503
(1)	The carrying amount of goodwill as of July 30, 2022, July 31, 2021 and January 29, 2022 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of July 30, 2022, July 31, 2021 and January 29, 2022 were as follows:

($ thousands)	July 30, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$116,995	$10,200	$172,293
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	11,397	4,005	28,798
		$451,088	$128,392	$106,205	$216,491

	July 31, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$107,000	$10,200	$182,288
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	9,062	4,005	31,133
		$451,088	$116,062	$106,205	$228,821

	January 29, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$112,061	$10,200	$177,227
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	10,275	4,005	29,920
		$451,088	$122,336	$106,205	$222,547

Amortization expense related to intangible assets was $3.0 million and $3.1 million for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively, and $6.1 million and $6.3 million for the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $12.1 million in 2022, $11.9 million in 2023 and $11.0 million in each of the fiscal years 2024, 2025 and 2026.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the twenty-six weeks ended July 30, 2022 or July 31, 2021.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the twenty-six weeks ended July 30, 2022 or July 31, 2021.

Note 9    Leases

The Company leases all of its retail locations, a manufacturing facility, and certain office locations, distribution centers and equipment.  At contract inception, leases are evaluated and classified as either operating or finance leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term.  The majority of the Company’s leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future payments.  For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are expensed as incurred.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The Company recorded asset impairment charges of $0.2 million and $0.4 million during the thirteen weeks and $2.0 million and $2.3 million during the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.  The impairment charges are primarily related to capitalized software and underperforming retail stores.  Refer to Note 14 to the condensed consolidated financial statements for further discussion on these impairment charges.

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

During the twenty-six weeks ended July 30, 2022, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $87.8 million on the condensed consolidated balance sheets.  As of July 30, 2022, the Company has entered into lease commitments for five retail locations for which the leases have not yet commenced.  The Company anticipates that three leases will begin in the current fiscal year and two leases will begin in the next fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $2.7 million will be recorded in the current fiscal year and $2.0 million will be recorded in the next fiscal year on the condensed consolidated balance sheets.  In addition, as further discussed in Note 1 to the condensed consolidated financial statements, the Company intends to execute a lease agreement during the second half of 2022 for a portion of a new office building to be built on a parcel of the headquarters campus, as well as a lease agreement for the existing headquarters building during the period of construction.

The components of lease expense for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021 were as follows:

	Thirteen Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021
Operating lease expense	$33,630	$37,121
Variable lease expense	9,872	8,513
Short-term lease expense	1,176	708
Sublease income	—	(29)
Total lease expense	$44,678	$46,313

	Twenty-Six Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021
Operating lease expense	$71,694	$77,698
Variable lease expense	18,888	20,003
Short-term lease expense	2,371	1,273
Sublease income	(59)	(58)
Total lease expense	$92,894	$98,916

Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021
Cash paid for lease liabilities (1)	$84,310	$104,384
Cash received from sublease income	59	58
(1)	Cash paid for lease liabilities for the twenty-six weeks ended July 31, 2021 includes payment of certain lease payments deferred in 2020, as described above, as well as lease termination costs associated with the Naturalizer retail store closings, as further discussed in Note 5 to the condensed consolidated financial statements.

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

On October 5, 2021, the Company entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million.  The Credit Agreement also decreased the spread applied to the London Interbank Offered Rate (“LIBOR”) or prime rate by a total of 75 basis points.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of July 30, 2022.

At July 30, 2022, the Company had $348.5 million of borrowings outstanding and $10.8 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $140.7 million at July 30, 2022.

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

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended July 30, 2022 and July 31, 2021:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at April 30, 2022	$(950)	$(7,378)	$(8,328)
Other comprehensive income before reclassifications	465	—	465
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	773	773
Tax benefit	—	(190)	(190)
Net reclassifications	—	583	583
Other comprehensive income	465	583	1,048
Balance at July 30, 2022	$(485)	$(6,795)	$(7,280)

Balance at May 1, 2021	$(277)	$(8,659)	$(8,936)
Other comprehensive income before reclassifications	17	—	17
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	432	432
Tax benefit	—	(85)	(85)
Net reclassifications	—	347	347
Other comprehensive income	17	347	364
Balance at July 31, 2021	$(260)	$(8,312)	$(8,572)

Balance at January 29, 2022	$(788)	$(7,818)	$(8,606)
Other comprehensive income before reclassifications	303	—	303
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,354	1,354
Tax benefit	—	(331)	(331)
Net reclassifications	—	1,023	1,023
Other comprehensive income	303	1,023	1,326
Balance at July 30, 2022	$(485)	$(6,795)	$(7,280)

Balance at January 30, 2021	$(111)	$(9,025)	$(9,136)
Other comprehensive loss before reclassifications	(149)	—	(149)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	895	895
Tax benefit	—	(182)	(182)
Net reclassifications	—	713	713
Other comprehensive (loss) income	(149)	713	564
Balance at July 31, 2021	$(260)	$(8,312)	$(8,572)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $4.4 million and $3.0 million during the thirteen weeks and $8.2 million and $5.4 million during the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively.

The Company had net issuances (repurchases) of 87,947 and (25,408) shares of common stock during the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the twenty-six weeks ended July 30, 2022 and July 31, 2021, the Company had net issuances of 600,455 and 301,860 shares of common stock, respectively, related to share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 30, 2022			July 31, 2021
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
April 30, 2022	1,622,777	$17.51	May 1, 2021	1,428,844	$14.04
Granted	10,470	27.70	Granted	6,410	27.50
Forfeited	(29,250)	17.10	Forfeited	(22,375)	13.51
Vested	(24,795)	21.00	Vested	(32,633)	15.95
July 30, 2022	1,579,202	$17.53	July 31, 2021	1,380,246	$14.05

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 30, 2022			July 31, 2021
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
January 29, 2022	1,390,397	$14.24	January 30, 2021	1,397,227	$16.74
Granted	681,670	21.10	Granted	568,916	18.73
Forfeited	(80,216)	14.26	Forfeited	(68,875)	15.45
Vested	(412,649)	12.99	Vested	(517,022)	26.26
July 30, 2022	1,579,202	$17.53	July 31, 2021	1,380,246	$14.05

The Company granted 10,470 restricted shares during the thirteen weeks ended July 30, 2022, which have a cliff-vesting term of one year.  Of the 681,670 restricted shares granted during the twenty-six weeks ended July 30, 2022, 671,200 restricted shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years, and 10,470 shares have a cliff-vesting term of one year.  Of the 6,410 restricted shares granted during the thirteen weeks ended July 31, 2021, 4,910 shares have a cliff-vesting term of one year and 1,500 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 568,916 restricted shares granted during the twenty-six weeks ended July 31, 2021, 544,006 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years, 20,000 shares have a cliff-vesting term of two years and 4,910 shares have a cliff-vesting term of one year.  Share-based compensation expense for graded-vesting grants is recognized ratably over the respective vesting periods.

Performance Awards

During the twenty-six weeks ended July 30, 2022, the Company granted performance share awards for a targeted 87,750 shares, with a weighted-average grant date fair value of $20.99 in connection with the 2020 performance award.  During the twenty-six weeks ended July 31, 2021, the Company granted performance share awards for a targeted 175,500 shares, with a weighted-average grant date fair value of $18.63.  There were no performance-based share awards granted by the Company during the thirteen weeks ended July 30, 2022 or July 31, 2021.  Vesting of performance-based awards is generally dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

During the twenty-six weeks ended July 30, 2022, the Company granted long-term incentive awards payable in cash for the 2022-2024 performance period, with a target value of $8.3 million and a maximum value of $16.6 million.  During the twenty-six weeks ended July 31, 2021, the Company granted long-term incentive awards payable in cash for the 2021-2023 performance period, with a target value of $6.5 million and a maximum value of $13.0 million.  There were no performance-based share awards granted by the Company during the thirteen weeks ended July 30, 2022 or July 31, 2021.  These awards, which vest after a three-year period, are dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated values of the awards, which are reflected within other liabilities on the condensed consolidated balance sheets, are being expensed ratably over the three-year performance period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 38,104 and 40,729 RSUs to non-employee directors, including 1,459 and 1,449 for dividend equivalents, during the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively, with weighted-average grant date fair values of $27.66 and $27.48, respectively.  The Company granted 40,011 and 42,441 RSUs to non-employee directors, including 3,366 and 3,161 for dividend equivalents, during the twenty-six weeks ended July 30, 2022 and July 31, 2021, respectively, with weighted-average grant date fair values of $27.33 and $27.21, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Service cost	$1,810	$1,801	$—	$—
Interest cost	3,026	2,806	8	10
Expected return on assets	(7,024)	(7,108)	—	—
Amortization of:
Actuarial loss (gain)	883	592	(27)	(28)
Prior service income	(83)	(132)	—	—
Total net periodic benefit income	$(1,388)	$(2,041)	$(19)	$(18)

	Pension Benefits		Other Postretirement Benefits
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Service cost	$3,572	$3,743	$—	$—
Interest cost	5,997	5,619	18	20
Expected return on assets	(14,008)	(14,222)	—	—
Amortization of:
Actuarial loss (gain)	1,564	1,207	(52)	(55)
Prior service income	(158)	(257)	—	—
Total net periodic benefit income	$(3,033)	$(3,910)	$(34)	$(35)

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

Non-Qualified Deferred Compensation Plan Assets and Liabilities

The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds.  The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan are presented in other accrued expenses and the assets held by the trust are classified within prepaid expenses and other current assets in the condensed consolidated balance sheets.  Changes in deferred compensation plan assets and liabilities are charged to selling and administrative expenses.  The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”).  Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end.  The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other accrued expenses (current portion) or other liabilities in the condensed consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s condensed consolidated statements of earnings.  The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the remaining interest in conjunction with the acquisition of Blowfish Malibu in July 2018.  The fair value of the mandatory purchase obligation was based on the earnings formula specified in the purchase agreement (Level 3).  Fair value adjustments on the mandatory purchase obligation were recorded as interest expense.  During the thirteen and twenty-six weeks ended July 31, 2021, the Company recorded fair value adjustments of $7.1 million and $13.5 million, respectively.  The mandatory purchase obligation of $54.6 million was paid on November 4, 2021 and therefore, there were no corresponding fair value adjustments during the twenty-six weeks ended July 30, 2022.  Refer to further discussion of the mandatory purchase obligation in Note 5 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 30, 2022, July 31, 2021 and January 29, 2022.  During the twenty-six weeks ended July 30, 2022 and July 31, 2021, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
July 30, 2022:
Non-qualified deferred compensation plan assets	$7,793	$7,793	$—	$—
Non-qualified deferred compensation plan liabilities	(7,793)	(7,793)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,756)	(1,756)	—	—
Restricted stock units for non-employee directors	(1,991)	(1,991)	—	—
July 31, 2021:
Cash equivalents – money market funds	$4,000	$4,000	$—	$—
Non-qualified deferred compensation plan assets	8,361	8,361	—	—
Non-qualified deferred compensation plan liabilities	(8,361)	(8,361)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,991)	(1,991)	—	—
Restricted stock units for non-employee directors	(2,735)	(2,735)	—	—
Mandatory purchase obligation - Blowfish Malibu	(52,639)	—	—	(52,639)
January 29, 2022:
Non-qualified deferred compensation plan assets	7,463	7,463	—	—
Non-qualified deferred compensation plan liabilities	(7,463)	(7,463)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,770)	(1,770)	—	—
Restricted stock units for non-employee directors	(2,568)	(2,568)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $555.0 million and $551.8 million at July 30, 2022 and July 31, 2021, respectively, were assessed for indicators of impairment.  This assessment resulted in the following impairment charges, primarily for capitalized software and operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Long-Lived Asset Impairment Charges
Famous Footwear	$50	$400	$419	$800
Brand Portfolio	153	—	1,560	1,488
Total long-lived asset impairment charges	$203	$400	$1,979	$2,288

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	July 30, 2022		July 31, 2021		January 29, 2022
($ thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Borrowings under revolving credit agreement	$348,500	$348,500	$100,000	$100,000	$290,000	$290,000
Current portion of long-term debt	—	—	100,000	100,000	—	—
Long-term debt	—	—	100,000	100,000	—	—
Total debt	$348,500	$348,500	$300,000	$300,000	$290,000	$290,000
(1)	Excludes unamortized debt issuance costs and debt discount

The fair values of borrowings under revolving credit agreement and current portion of long-term debt approximate their carrying values due to the short-term nature of these borrowings (Level 1).  The fair value of the Company’s long-term debt was based upon quoted prices in an inactive market as of July 31, 2021 (Level 2).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 25.3% and 30.3% for the thirteen weeks ended July 30, 2022 and July 31, 2021, respectively.  The higher effective tax rate for the thirteen weeks ended July 31, 2021 was driven by discrete tax adjustments of $2.9 million, inclusive of $3.3 million of incremental valuation allowances for our deferred tax assets, as we are in a full valuation allowance position for federal, state and certain international jurisdictions.

The Company’s consolidated effective tax rate was 25.5% for the twenty-six weeks ended July 30, 2022, compared to 31.1% for the six months ended July 31, 2021.  The higher effective tax rate for the twenty-six weeks ended July 31, 2021 primarily reflects the incremental valuation allowances recorded in the thirteen weeks ended July 31, 2021, as described above, and the non-deductibility of losses at the Company’s Canadian division, which were driven by exit-related costs associated with Naturalizer retail stores.

As of July 30, 2022, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through July 30, 2022 were $32.7 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at July 30, 2022 is $9.9 million, of which $8.9 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses.  Of the total $9.9 million reserve, $5.1 million is for off-site remediation and $4.8 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.4 million as of July 30, 2022.  The Company expects to spend approximately $0.6 million in 2022, $0.1 million in each of the following four years and $12.4 million in the aggregate thereafter related to the on-site remediation.

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

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We delivered strong financial and operational results for the second quarter, with record net sales and earnings.  We leveraged our lead brands to capitalize on robust demand in trending footwear categories to meet the needs of our core consumer and drive strong gross profit and operating margins.  We also strategically augmented our inventory levels in advance of the fall buying and back-to-school seasons.  We continued to execute on our capital return program and repurchased 1.1 million shares of our common stock during the second quarter of 2022.

Financial Highlights

Following is a summary of the financial highlights for the second quarter of 2022:

●	Consolidated net sales increased $62.8 million, or 9.3%, to $738.3 million in the second quarter of 2022, compared to $675.5 million in the second quarter of 2021. Our Famous Footwear segment continued its strong performance with net sales of $436.4 million. Net sales of our Brand Portfolio segment increased $85.1 million, or 35.6%, compared to the second quarter of 2021. On a consolidated basis, our direct-to-consumer sales represented approximately 72% of consolidated net sales for the second quarter of 2022, compared to 79% in the second quarter of 2021.
●	Consolidated gross profit increased $14.5 million, or 4.5%, to $336.8 million in the second quarter of 2022, compared to $322.3 million in the second quarter of 2021. Our gross profit margin decreased to 45.6% in the second quarter of 2022, compared to 47.7% in the second quarter of 2021, reflecting a higher mix of wholesale versus retail sales combined with higher markdowns and an increase in freight costs associated with e-commerce sales.
●	Consolidated operating earnings increased $5.6 million to $68.4 million in the second quarter of 2022, compared to $62.8 million in the second quarter of 2021.
●	Consolidated net earnings attributable to Caleres, Inc. were $51.2 million, or $1.38 per diluted share, in the second quarter of 2022, compared to $37.4 million, or $0.97 per diluted share, in the second quarter of 2021.

The following items should be considered in evaluating the comparability of our second quarter results in 2022 and 2021:

●	Inflationary Pressures – We continued to experience inflationary pressures on product costs and inbound freight during the second quarter of 2022. The price increases we began implementing in the second half of 2021 have mitigated the majority of these inflationary pressures related to product costs. We believe our ability to limit promotional activity and align inventory to demand will continue to mitigate the impact of these inflationary pressures on our financial results. However, ongoing general inflation continues to impact consumer sentiment and may result in lower consumer spending in the second half of 2022 and beyond.
●	Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and Note 14 to the condensed consolidated financial statements, the remaining interest in Blowfish Malibu was subject to a mandatory purchase obligation after a three-year period following the 2018 acquisition, based on an earnings multiple formula. During the second quarter of 2021, we recorded a fair value adjustment of $7.1 million ($5.3 million on an after-tax basis, or $0.14 per diluted share). The fair value adjustment was recorded as interest expense, net in the condensed consolidated statement of earnings. There were no corresponding charges in the second quarter of 2022. The purchase obligation was settled for $54.6 million on November 4, 2021.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Same-store sales

The same-store sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though other retailers may calculate the metric differently.  Management uses the same-store sales metric as a measure of an individual store’s success to determine whether it is performing in line with expectations.  Our same-store sales metric is a daily-

weighted calculation for the period, which includes sales for stores that have been open for at least 13 months.  In addition, in order to be included in the same-store sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores are excluded from the same-store sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the same-store sales calculation.  We believe the same-store sales metric is useful to shareholders and investors in assessing our retail sales performance of existing locations with comparable prior year sales, separate from the impact of store openings or store closures.

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

Outlook

Even with ongoing inflationary pressures and uncertainties around consumer sentiment, we believe we are well-positioned to capitalize on opportunities across a broad spectrum of consumer segments by leveraging our diverse portfolio of brands.  We will continue to utilize our core competencies in brand building, merchandising, marketing and logistics to further our strategic priorities and execute on our capital return program in an effort to enhance value for our shareholders.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$738.3	100.0%	$675.5	100.0%	$1,473.4	100.0%	$1,314.2	100.0%
Cost of goods sold	401.5	54.4%	353.2	52.3%	809.6	54.9%	717.0	54.6%
Gross profit	336.8	45.6%	322.3	47.7%	663.8	45.1%	597.2	45.4%
Selling and administrative expenses	268.4	36.3%	259.5	38.4%	529.2	36.0%	503.0	38.3%
Restructuring and other special charges, net	—	—%	—	—%	—	—%	13.5	1.0%
Operating earnings	68.4	9.3%	62.8	9.3%	134.6	9.1%	80.7	6.1%
Interest expense, net	(2.5)	(0.3)%	(12.0)	(1.7)%	(4.8)	(0.3)%	(23.8)	(1.8)%
Other income, net	3.2	0.4%	3.9	0.5%	6.6	0.5%	7.7	0.6%
Earnings before income taxes	69.1	9.4%	54.7	8.1%	136.4	9.3%	64.6	4.9%
Income tax provision	(17.5)	(2.4)%	(16.5)	(2.5)%	(34.9)	(2.4)%	(20.1)	(1.5)%
Net earnings	51.6	7.0%	38.2	5.6%	101.5	6.9%	44.5	3.4%
Net earnings (loss) attributable to noncontrolling interests	0.4	0.1%	0.8	0.1%	(0.2)	(0.0)%	1.0	0.1%
Net earnings attributable to Caleres, Inc.	$51.2	6.9%	$37.4	5.5%	$101.7	6.9%	$43.5	3.3%

Net Sales

Net sales increased $62.8 million, or 9.3%, to $738.3 million for the second quarter of 2022, compared to $675.5 million for the second quarter of 2021.  Net sales for our Brand Portfolio segment increased $85.1 million, or 35.6% during the second quarter of 2022, compared to the second quarter of 2021, led by strong performances by our lead brands.  Net sales for our Famous Footwear segment remained strong, but decreased $17.3 million, or 3.8%, in the second quarter of 2022 compared to the second quarter of 2021, primarily reflecting a lower store count and a slower start to the back-to-school season.  On a consolidated basis, our direct-to-consumer sales represented approximately 72% of total net sales for the second quarter of 2022.  We continued to experience robust growth in our dress, casual and occasion-based styles during the quarter.  While demand for our athletics footwear slowed during the quarter, it continues to be one of our top-selling categories.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride and Blowfish Malibu representing three of Famous Footwear’s top 15 best-selling footwear brands during the quarter.

Net sales increased $159.2 million, or 12.1%, to $1,473.4 million for the six months ended July 30, 2022, compared to $1,314.2 million for the six months ended July 31, 2021.  Net sales for our Brand Portfolio segment increased $200.5 million, or 41.0% during the first six months of 2022, compared to the first six months of 2021.  Our Famous Footwear segment’s sales momentum continued.  However, net sales for Famous Footwear decreased $30.9 million, or 3.6%, in the first six months of 2022 compared to the first six months of 2021, primarily reflecting a lower store count and a slower start to the back-to-school season.  On a consolidated basis, our direct-to-consumer sales represented approximately 69% of total net sales for the six months ended July 30, 2022.

Gross Profit

Gross profit increased $14.5 million, or 4.5%, to $336.8 million for the second quarter of 2022, compared to $322.3 million for the second quarter of 2021, reflecting higher net sales.  As a percentage of net sales, gross profit decreased to 45.6% for the second quarter of 2022, compared to 47.7% for the second quarter of 2021, reflecting a higher mix of wholesale versus retail sales combined with higher markdowns and an increase in freight costs associated with e-commerce sales.

Gross profit increased $66.6 million, or 11.2%, to $663.8 million for the six months ended July 30, 2022, compared to $597.2 million for the six months ended July 31, 2021, reflecting higher net sales.  As a percentage of net sales, gross profit decreased slightly to 45.1% for the first half of 2022, compared to 45.4% for the first half of 2021.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.9 million, or 3.4%, to $268.4 million for the second quarter of 2022, compared to $259.5 million for the second quarter of 2021.  The increase was driven by higher marketing expenses as a result of our strategic investment in consumer marketing to drive deeper connections with our consumers, and higher salary and benefits expenses, partially offset by lower expenses associated with our cash-based incentive compensation plans.  In 2021, our first half financial results exceeded the targets established for our annual incentive plans, which resulted in a larger portion of the anticipated plan payouts recorded as expense in the second quarter of 2021.  For 2022, anticipated plan payouts are being recognized more ratably during the year.  As a percentage of net sales, selling and administrative expenses decreased to 36.4% for the second quarter of 2022, from 38.4% for the second quarter of 2021, reflecting leveraging of expenses on higher net sales.

Selling and administrative expenses increased $26.2 million, or 5.2%, to $529.2 million for the six months ended July 30, 2022, compared to $503.0 million for the six months ended July 31, 2021.  The increase primarily reflects the factors described above.  As a percentage of net sales, selling and administrative expenses decreased to 36.0% for the six months ended July 30, 2022, from 38.3% for the six months ended July 31, 2021, reflecting leveraging of expenses on higher net sales.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) during the six months ended July 31, 2021, reflecting expenses associated with the strategic realignment of the Naturalizer retail store operations.  There were no corresponding charges during the six months ended July 30, 2022 or the second quarter of 2021.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

Operating Earnings

Operating earnings increased $5.6 million to $68.4 million for the second quarter of 2022, compared to $62.8 million for the second quarter of 2021, primarily reflecting higher net sales and gross profit.  As a percentage of net sales, operating earnings were 9.3% for the second quarter of 2022, consistent with the second quarter of 2021.

Operating earnings increased $53.9 million to $134.6 million for the six months ended July 30, 2022, compared to $80.7 million for the six months ended July 31, 2021, primarily reflecting higher net sales and gross profit.  As a percentage of net sales, operating earnings were 9.1% for the six months ended July 30, 2022, compared to 6.1% for the six months ended July 31, 2021.

Interest Expense, Net

Interest expense, net decreased $9.5 million, or 78.4%, to $2.5 million for the second quarter of 2022, compared to $12.0 million for the second quarter of 2021, primarily due to the non-recurrence of the $7.1 million fair value adjustment to the Blowfish Malibu mandatory purchase obligation in the second quarter of 2021.  The purchase obligation was settled for $54.6 million on November 4, 2021.  In addition, we redeemed our $200 million aggregate principal of senior notes in the second half of 2021.  By retiring our senior notes, we shifted our higher-rate debt to the lower-rate borrowings under our revolving credit agreement, which reduced our interest expense by approximately $3.1 million compared to the second quarter of 2021.  These decreases were partially offset by an increase in interest expense attributable to higher average borrowings under our revolving credit agreement.

Interest expense, net decreased $19.0 million, or 79.4%, to $4.8 million for the six months ended July 30, 2022, compared to $23.8 million for the six months ended July 31, 2021, primarily due to the non-recurrence of the $13.5 million fair value adjustment to the Blowfish Malibu mandatory purchase obligation in the six months ended July 31, 2021.  In addition, after retiring our senior notes, the shift of our higher-rate debt to the lower-rate borrowings under our revolving credit agreement reduced our interest expense by approximately $6.3 million compared to the six months ended July 31, 2021.  These decreases were partially offset by an increase in interest expense attributable to higher average borrowings under our revolving credit agreement.

Other Income, Net

Other income, net decreased $0.7 million, or 16.7%, to $3.2 million for the second quarter of 2022, compared to $3.9 million for the second quarter of 2021, which reflects a reduction of certain components of net periodic benefit income.

Other income, net decreased $1.1 million, or 13.6%, to $6.6 million for the six months ended July 30, 2022, compared to $7.7 million for the six months ended July 31, 2021, which reflects a reduction of certain components of net periodic benefit income.  Refer to Note 13 of the condensed consolidated financial statements for further detail regarding the components of net periodic benefit income.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 25.3% for the second quarter of 2022, compared to 30.3% for the second quarter of 2021.  The higher effective tax rate for the second quarter of 2021 was driven by discrete tax adjustments of $2.9 million, inclusive of $3.3 million of incremental valuation allowances for our deferred tax assets, as we were in a full valuation allowance position for federal, state and certain international jurisdictions.

Our consolidated effective tax rate was 25.5% for the six months ended July 30, 2022, compared to 31.1% for the six months ended July 31, 2021.  The higher effective tax rate for the first half of 2021 primarily reflects the incremental valuation allowances recorded in the second quarter, as described above, and the non-deductibility of losses at our Canadian division, which were driven by exit-related costs associated with our Naturalizer retail stores in the first quarter of 2021.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $51.2 million and $101.7 million for the second quarter and six months ended July 30, 2022, respectively, compared to net earnings of $37.4 million and $43.5 million for the second quarter and six months ended July 31, 2021, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$436.4	100.0%	$453.6	100.0%	$820.9	100.0%	$851.8	100.0%
Cost of goods sold	222.8	51.1%	226.2	49.9%	418.1	50.9%	444.6	52.2%
Gross profit	213.6	48.9%	$227.4	50.1%	402.8	49.1%	$407.2	47.8%
Selling and administrative expenses	151.1	34.6%	141.9	31.3%	290.6	35.4%	273.8	32.1%
Operating earnings	$62.5	14.3%	$85.5	18.8%	$112.2	13.7%	$133.4	15.7%

Key Metrics
Same-store sales % change	(3.1)%		(1.1)%		(3.5)%		0.5%
Same-store sales $ change	$(13.5)		$(3.6)		$(29.1)		$2.6
Sales change from new and closed stores, net	$(3.3)		$122.6		$(1.4)		$322.8
Impact of changes in Canadian exchange rate on sales	$(0.4)		$0.7		$(0.4)		$1.2

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$66		$67		$123		$122
Sales per square foot, excluding e-commerce (trailing twelve months)	$250		$219		$250		$219
Square footage (thousand sq. ft.)	5,832		6,022		5,832		6,022

Stores opened	—		4		—		8
Stores closed	6		5		13		12
Ending stores	881		912		881		912

Net Sales

Net sales of $436.4 million in the second quarter of 2022 decreased $17.3 million, or 3.8%, compared to the second quarter of 2021.  The elevated consumer demand we experienced in 2021 and the first quarter of 2022 continued for much of the second quarter of 2022.  However, we began to see consumer demand, store and e-commerce traffic and conversion moderate somewhat later in the quarter, reflecting cautious consumer sentiment due to inflation and other economic concerns.  That trend has continued into the third quarter of 2022.   We experienced improvement in our non-athletic footwear categories, and while demand slowed for our athletics footwear, it continues to be one of our top-selling categories.  During the second quarter of 2022, we closed six stores, resulting in 881 stores and total square footage of 5.8 million at the end of the second quarter of 2022, compared to 912 stores and total square footage of 6.0 million at the end of the second quarter of 2021.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 77% of our net sales made to program members in the second quarter of 2022, compared to 78% in the second quarter of 2021.

Net sales of $820.9 million in the six months ended July 30, 2022 decreased $30.9 million, or 3.6%, compared to the six months ended July 31, 2021, primarily due to the factors described above.  Athletics and casual continue to be our top-selling categories.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with LifeStride, Dr. Scholl’s and Blowfish Malibu representing three of Famous Footwear’s top 15 best-selling footwear brands for the six months ended July 30, 2022.    During the first half of 2022, we closed 13 stores.

Gross Profit

Gross profit decreased $13.8 million, or 6.1%, to $213.6 million for the second quarter of 2022, compared to $227.4 million for the second quarter of 2021.  As a percentage of net sales, our gross profit decreased to 48.9% for the second quarter of 2022, compared to 50.1% for the second quarter of 2021.  Although the gross profit rate for the second quarter of 2022 was slightly lower than the comparable period of 2021, it remained strong with limited promotional activity for much of the second quarter of 2022.

Gross profit decreased $4.4 million, or 1.1%, to $402.8 million for the six months ended July 30, 2022, compared to $407.2 million for the six months ended July 31, 2021, primarily due to the decrease in net sales.  As a percentage of net sales, our gross profit increased to 49.1% for the six months ended July 30, 2022, compared to 47.8% for the six months ended July 31, 2021.  Our higher gross profit for the first half of 2022 was primarily due to less promotional activity.

Selling and Administrative Expenses

Selling and administrative expenses increased $9.2 million, or 6.5%, to $151.1 million for the second quarter of 2022, compared to $141.9 million for the second quarter of 2021.  The increase was driven by higher advertising expense primarily associated with our back-to-school marketing campaign and higher salary and benefits expenses due in part to wage inflation.  As a percentage of net sales, selling and administrative expenses increased to 34.6% for the second quarter of 2022, compared to 31.3% for the second quarter of 2021.

Selling and administrative expenses increased $16.8 million, or 6.1%, to $290.6 million for the six months ended July 30, 2022, compared to $273.8 million for the six months ended July 31, 2021.  The increase was primarily due to higher salary and benefits expenses, higher logistics costs and higher advertising expense associated with our strategic investment in consumer marketing.  As a percentage of net sales, selling and administrative expenses increased to 35.4% for the six months ended July 30, 2022, compared to 32.1% for the six months ended July 31, 2021.

Operating Earnings

Operating earnings decreased $23.0 million to $62.5 million for the second quarter of 2022, compared to $85.5 million for the second quarter of 2021.  As a percentage of net sales, operating earnings were 14.3% for the second quarter of 2022, compared to 18.8% for the second quarter of 2021.

Operating earnings decreased $21.2 million to $112.2 million for the six months ended July 30, 2022, compared to $133.4 million for the six months ended July 31, 2021.  As a percentage of net sales, operating earnings were 13.7% for the six months ended July 30, 2022, compared to 15.7% for the six months ended July 31, 2021.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$324.1	100.0%	$239.0	100.0%	$689.8	100.0%	$489.3	100.0%
Cost of goods sold	200.0	61.7%	144.1	60.3%	426.4	61.8%	300.4	61.4%
Gross profit	124.1	38.3%	94.9	39.7%	263.4	38.2%	188.9	38.6%
Selling and administrative expenses	94.7	29.2%	78.3	32.8%	192.6	27.9%	161.7	33.0%
Restructuring and other special charges, net	—	—%	—	—%	—	—%	13.5	2.8%
Operating earnings	$29.4	9.1%	$16.6	6.9%	$70.8	10.3%	$13.7	2.8%

Key Metrics
Direct-to-consumer (% of net sales) (1)	30%		34%		28%		33%
Change in wholesale net sales ($)	$80.1		$34.9		$184.3		$49.7
Unfilled order position at end of period	$360.4		$328.7

Same-store sales % change	23.5%		16.3%		43.8%		10.2%
Same-store sales $ change	$7.0		$3.4		$24.9		$4.7
Sales change from new and closed stores, net	$(2.1)		$17.0		$(8.8)		$33.5
Impact of changes in Canadian exchange rate on retail sales	$0.1		$0.1		$0.1		$0.5

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$276		$244		$545		$433
Sales per square foot, excluding e-commerce (trailing twelve months)	$1,018		$561		$1,018		$561
Square footage (thousands sq. ft.)	108		125		108		125

Stores opened	3		1		4		2
Stores closed	1		9		5		85
Ending stores	85		87		85		87
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales of $324.1 million in the second quarter of 2022 increased $85.1 million, or 35.6%, compared to the second quarter of 2021 driven by strong growth in our wholesale business.  The net sales increase was broad-based across nearly all of our brands, with our Sam Edelman, Naturalizer and LifeStride brands being the most significant contributors.  We continued to experience robust growth in our dress, casual and occasion-based styles for many of our brands, including Sam Edelman and LifeStride, and the sport-inspired category also continued to resonate with our customers.  During the second quarter of 2022, we closed one store and opened three stores, resulting in a total of 85 stores and total square footage of 0.1 million at the end of the second quarter of 2022, compared to 87 stores and total square footage of 0.1 million at the end of the second quarter of 2021.

Net sales increased $200.5 million, or 41.0%, to $689.8 million for the six months ended July 30, 2022, compared to $489.3 million for the six months ended July 31, 2021, reflecting strong sales growth from all of our brands, with our Sam Edelman, Naturalizer, LifeStride, Franco Sarto and Allen Edmonds brands being the most significant contributors.

In the first quarter of 2021, we completed the strategic realignment of our Naturalizer retail business and permanently closed the remaining 73 Naturalizer stores in North America that were scheduled for closure.  We have continued to focus on growing the brand’s e-commerce business through naturalizer.com, our retail partners and their websites, and the two ongoing flagship stores in the United States.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, increased to $1,018 for the twelve months ended July 30, 2022, compared to $561 for the twelve months ended July 31, 2021.  With the closure of nearly all of our Naturalizer retail stores, the majority of the retail stores in our Brand Portfolio segment are for our Allen Edmonds brand, which have higher retail price points than the Naturalizer brand.

Our unfilled order position for our wholesale sales increased $31.7 million, or 9.6%, to $360.4 million at July 30, 2022, compared to $328.7 million at July 31, 2021.  The increase in our backlog order levels primarily reflects higher consumer demand compared to last year.

Gross Profit

Gross profit increased $29.2 million, or 30.8%, to $124.1 million for the second quarter of 2022, compared to $94.9 million for the second quarter of 2021, primarily reflecting higher net sales.  As a percentage of net sales, our gross profit decreased to 38.3% for the second quarter of 2022, compared to 39.7% for the second quarter of 2021, primarily reflecting a higher mix of wholesale versus retail sales.

Gross profit increased $74.5 million, or 39.5%, to $263.4 million for the six months ended July 30, 2022, compared to $188.9 million for the six months ended July 31, 2021, reflecting higher net sales.  As a percentage of net sales, our gross profit decreased slightly to 38.2% for the six months ended July 30, 2022, compared to 38.6% for the six months ended July 31, 2021.  While we have experienced inflationary pressures related to product costs and inbound freight through the six months ended July 30, 2022, we have been able to successfully offset the majority of these impacts through price increases.  We anticipate inflationary pressures to continue throughout 2022 and will continue to focus on mitigating the impact.

Selling and Administrative Expenses

Selling and administrative expenses increased $16.4 million, or 20.9%, to $94.7 million for the second quarter of 2022, compared to $78.3 million for the second quarter of 2021.  The increase was primarily due to higher variable salary expenses and wage inflation, higher marketing expenses and higher warehouse and logistics costs.  As a percentage of net sales, selling and administrative expenses decreased to 29.2% for the second quarter of 2022, compared to 32.8% for the second quarter of 2021, reflecting better leveraging of expenses over a higher net sales base.

Selling and administrative expenses increased $30.9 million, or 19.2%, to $192.6 million for the six months ended July 30, 2022, compared to $161.7 million for the six months ended July 31, 2021.  The increase was driven by higher variable salary expenses and higher marketing expenses.  As a percentage of net sales, selling and administrative expenses decreased to 27.9% for the six months ended July 30, 2022, compared to 33.0% for the six months ended July 31, 2021, reflecting better leveraging of expenses over a higher net sales base.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $13.5 million during the six months ended July 31, 2021 for expenses associated with the strategic realignment of our Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2021.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges during the second quarter of 2021 or the six months ended July 30, 2022.

Operating Earnings

Operating earnings increased to $29.4 million for the second quarter of 2022, compared to $16.6 million for the second quarter of 2021, as a result of the factors described above.  As a percentage of net sales, operating earnings were 9.1% for the second quarter of 2022, compared to 6.9% in the second quarter of 2021.

Operating earnings increased to $70.8 million for the six months ended July 30, 2022, compared to $13.7 million for the six months ended July 31, 2021, as a result of the factors described above.  As a percentage of net sales, operating earnings were 10.3% for the six months ended July 30, 2022, compared to 2.8% in the six months ended July 31, 2021.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(22.1)	100.0%	$(17.1)	100.0%	$(37.2)	100.0%	$(26.9)	100.0%
Cost of goods sold	(21.2)	95.8%	(17.1)	100.0%	(34.7)	93.4%	(28.0)	103.9%
Gross profit	(0.9)	4.2%	—	—%	(2.5)	6.6%	1.1	(3.9)%
Selling and administrative expenses	22.6	(102.0)%	39.3	(229.2)%	45.8	(123.2)%	67.5	(250.9)%
Operating loss	$(23.5)	106.2%	$(39.3)	229.2%	$(48.3)	129.8%	$(66.4)	247.0%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $22.1 million for the second quarter of 2022 is $5.0 million, or 29.0%, higher than the second quarter of 2021.  The net sales elimination of $37.2 million for the six months ended July 30, 2022 is $10.3 million, or 38.4%, higher than the six months ended July 31, 2021.  The increases for both periods reflect an increase in product sold from our Brand Portfolio segment to Famous Footwear, as we continue to focus on maximizing the vertical opportunity between our segments.

Selling and administrative expenses decreased $16.7 million, to $22.6 million in the second quarter of 2022, compared to $39.3 million for the second quarter of 2021.  The decrease primarily reflects lower expenses for our cash-based incentive compensation plans and certain other employee benefits.   In 2021, our first half financial results exceeded the targets established for our annual incentive plans, which resulted in a larger portion of the anticipated plan payouts recorded as expense in the second quarter of 2021.  For 2022, anticipated incentive plan payouts are being recognized more ratably during the year.

Selling and administrative expenses decreased $21.6 million, to $45.8 million for the six months ended July 30, 2022, compared to $67.5 million for the six months ended July 31, 2021.  The decrease primarily reflects lower expenses for our cash-based incentive compensation plans and certain other employee benefits and lower expenses associated with our cash-based director compensation plans reflecting lower growth in our stock price during the six months ended July 30, 2022 compared to the six months ended July 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	July 30, 2022	July 31, 2021	(1)	January 29, 2022
Borrowings under revolving credit agreement	$348.5	$100.0		$290.0
Current portion of long-term debt	—	99.5		—
Long-term debt	—	99.5		—
Total debt	$348.5	$299.0		$290.0
(1)	As presented here, total debt as of July 31, 2021 excludes the Blowfish Malibu mandatory purchase obligation, which was valued at $52.6 million. The mandatory purchase obligation of $54.6 million was paid on November 4, 2021, as further discussed in Note 14 to the condensed consolidated financial statements.

Total debt obligations of $348.5 million at July 30, 2022 increased $49.5 million, from $299.0 million at July 31, 2021, and increased $58.5 million, from $290.0 million at January 29, 2022.  The increase in total debt from July 31, 2021 and January 29, 2022 is due primarily to higher inventory purchases during the quarter to prepare for our back-to-school selling season, as well as $41.7 million of repurchases of our common stock.  In August 2021, we redeemed $100.0 million aggregate principal amount of our senior notes and on January 3, 2022, we redeemed the remaining $100.0 million of senior notes.  We shifted this higher interest rate debt to borrowings under the revolving credit facility, which has resulted in significant interest expense savings for the Company.  While this reduction in interest expense is expected to continue, the interest on our revolving credit facility is based on a variable interest rate, which may result in higher interest expense in a rising interest rate environment.  Net interest expense for the second quarter of 2022 decreased $9.5 million to $2.5 million, compared to $12.0 million for the second quarter of 2021.  The decrease is primarily attributable to the non-recurrence of the $7.1 million fair value adjustment to the Blowfish Malibu mandatory purchase obligation recorded in the second quarter of 2021.  The Blowfish Malibu mandatory purchase obligation of $54.6 million was paid on November 4, 2021, as further discussed in Note 5 and Note 14 to the condensed consolidated financial statements.  In addition, as discussed above, the redemption of all outstanding senior notes in 2021 also contributed to the decrease in interest expense in the second quarter of 2022.  These decreases were partially offset by higher average borrowings under our revolving credit agreement.

Credit Agreement

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  On October 5, 2021, we entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the “Credit Agreement”) which, among other modifications, extended the maturity date of the credit facility from January 18, 2024, to October 5, 2026 and decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million.  Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 0.0%), or the prime rate (as defined in the Credit

Agreement), plus a spread.  The Credit Agreement decreased the spread applied to the LIBOR or prime rate by a total of 75 basis points.   At July 30, 2022, we had $348.5 million in borrowings and $10.8 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $140.7 million at July 30, 2022.  We were in compliance with all covenants and restrictions under the Credit Agreement as of July 30, 2022.

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

Working Capital and Cash Flow

	Twenty-Six Weeks Ended
($ millions)	July 30, 2022	July 31, 2021	Change
Net cash provided by operating activities	$27.2	$135.5	$(108.3)
Net cash used for investing activities	(20.7)	(9.4)	(11.3)
Net cash provided by (used for) provided by financing activities	9.3	(159.7)	169.0
Effect of exchange rate changes on cash and cash equivalents	—	—	—
Increase (decrease) in cash and cash equivalents	$15.8	$(33.6)	$49.4

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $108.3 million lower in the six months ended July 30, 2022 as compared to the six months ended July 31, 2021, primarily reflecting the following factors:

●	A larger increase in inventory during the six months ended July 30, 2022, compared to the six months ended July 31, 2021, primarily reflecting higher inventory in preparation for the back-to-school season as well as earlier arrival of inventory for the Brand Portfolio segment due to improved transportation lead times;
●	A decrease in accrued expenses and other liabilities during the six months ended July 30, 2022, compared to an increase during the six months ended July 31, 2021 due in part to higher accruals for incentive compensation payments in 2021, reflecting operating results that exceeded the targets established for the annual incentive plan; and
●	An increase in accounts receivable during the six months ended July 30, 2022, compared to a decrease in the six months ended July 31, 2021, attributable to higher wholesale sales during the period; partially offset by
●	Higher net earnings in the six months ended July 30, 2022, compared to the six months ended July 31, 2021.

Supply chain financing:  Certain of our suppliers are given the opportunity to sell receivables from us related to products that we have purchased to participating financial institutions at a rate that leverages our credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. We negotiate payment and other terms with our suppliers, regardless of whether the supplier participates in the program, and our responsibility is limited to making payment based on the terms originally negotiated with the supplier.  These liabilities continue to be presented as accounts payable in our condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of July 30, 2022 and July 31, 2021, we had $39.9 million and $48.0 million, respectively, of accounts payable subject to supply chain financing arrangements.

Cash used for investing activities was $11.3 million higher for the six months ended July 30, 2022 as compared to the six months ended July 31, 2021, reflecting higher capital expenditures.  In 2022, we expect our purchases of property and equipment and capitalized software to be between $45 million and $55 million, as compared to $24.1 million in 2021.  In the first quarter of 2022, we tested a new prototype Famous Footwear store that offers an enhanced shopping experience, highlights our leading assortment of trending brands and elevates those brands in an energetic and exciting manner.  We have also continued to invest in refreshing our Famous Footwear stores in the first half of 2022.  We plan to invest in additional prototype stores and store renovations throughout 2022, which we believe will reinforce our national presence and further differentiate our store experience from that of our competitors.

Cash provided by financing activities was $169.0 million higher for the six months ended July 30, 2022 as compared to the six months ended July 31, 2021, primarily due to net borrowings on our revolving credit agreement of $58.5 in the six months ended July 30, 2022, compared to net repayments of $150.0 million in the comparable period in 2021.  In addition, we repurchased $41.7 million of our common stock under our share repurchase programs during the six months ended July 30, 2022, with no corresponding share repurchases during the six months ended July 31, 2021.

A summary of key financial data and ratios at the dates indicated is as follows:

	July 30, 2022	July 31, 2021	January 29, 2022
Operating working capital ($ millions) (1)	$296.4	$100.4	$193.8
Current ratio (2)	0.89:1	0.82:1	0.82:1
Debt-to-capital ratio (3)	47.5%	54.9%	47.3%
(1)	Operating working capital has been computed as total current assets, excluding cash and property and equipment, held for sale, less total current liabilities, excluding borrowings under revolving credit agreement, current portion of long-term debt and lease obligations.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as long-term debt (including the current portion) and borrowings under revolving credit agreement. Total capitalization is defined as total debt and total equity.

Operating working capital at July 30, 2022 was $296.4 million, which was $196.0 million and $102.6 million higher than at July 31, 2021 and January 29, 2022, respectively.  The increase in operating working capital from July 31, 2021 and January 29, 2022 primarily reflects higher inventories and the settlement of the Blowfish Malibu mandatory purchase obligation in the fourth quarter of 2021, partially offset by higher trade accounts payable.  The increase in operating working capital from January 29, 2022 primarily reflects higher inventories, partially offset by higher trade payables.  Our current ratio was 0.89 to 1 as of July 30, 2022, compared to 0.82:1 at July 31, 2021 and January 29, 2022.  Our debt-to-capital ratio was 47.5% as of July 30, 2022, compared to 54.9% as of July 31, 2021 and 47.3% at January 29, 2022.  The decrease in our debt-to-capital ratio from July 31, 2021 primarily reflects the extinguishment of our senior notes and higher equity attributable to our strong financial results.

We declared and paid dividends of $0.07 per share in the second quarter of both 2022 and 2021.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements, if any, and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of July 30, 2022, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2022:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
May 1, 2022 - May 28, 2022	800,008	$23.75	800,008	7,488,892

May 29, 2022 - July 2, 2022	291,003	28.22	283,488	7,205,404

July 3, 2022 - July 30, 2022	—	—	—	7,205,404

Total	1,091,011	$24.94	1,083,496	7,205,404
(1)	Includes shares purchased as part of our publicly announced stock repurchase programs and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.
(2)	On September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of 5,000,000 shares of our outstanding common stock. In addition, on March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of an additional 7,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have an expiration date. During the thirteen and twenty-six weeks ended July 30, 2022, the Company repurchased 1,083,496 and 1,784,820 shares, respectively, under these programs. The Company did not repurchase any shares under these programs during the twenty-six weeks ended July 31, 2021. As of July 30, 2022, there were 7,205,404 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 29, 2020.
3.2		Bylaws of the Company as amended through May 26, 2022, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 27, 2022.
10.1		Caleres, Inc. Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 14, 2022.
10.4a*

Form of Performance Award Agreement under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit 10.4a the Company’s Form 10-Q for the quarter ended April 30, 2022, and filed June 7, 2022.

10.4b*

Form of Restricted Stock Award Agreement under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit 10.4b the Company’s Form 10-Q for the quarter ended April 30, 2022, and filed June 7, 2022.

10.5a*

Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and its Non-Employee Directors under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit 10.5a the Company’s Form 10-Q for the quarter ended April 30, 2022, and filed June 7, 2022.

10.5b*

Form of Non-Employee Director Restricted Stock Award Agreement between the Company and its Non-Employee Directors under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit 10.5b the Company’s Form 10-Q for the quarter ended April 30, 2022, and filed June 7, 2022.

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

CALERES, INC.

Date: September 6, 2022	/s/ Kenneth H. Hannah
Kenneth H. Hannah Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer