Form 10-Q
period 2022-10-29
CALERES INC
filed 2022-12-06
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 29, 2022

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of November 25, 2022, 35,616,045 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	October 29, 2022	October 30, 2021	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$32,773	$74,772	$30,115
Receivables, net	161,367	161,892	122,236
Inventories, net	649,257	543,218	596,807
Income taxes	12,046	35,026	33,073
Property and equipment, held for sale	16,777	—	5,455
Prepaid expenses and other current assets	48,864	47,790	48,790
Total current assets	921,084	862,698	836,476

Prepaid pension costs	106,781	96,705	99,139
Lease right-of-use assets	523,011	500,308	503,430
Property and equipment, net	151,798	155,516	150,238
Goodwill and intangible assets, net	218,420	230,625	227,503
Other assets	27,219	28,706	27,140
Total assets	$1,948,313	$1,874,558	$1,843,926

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$364,500	$175,000	$290,000
Current portion of long-term debt	—	99,598	—
Mandatory purchase obligation - Blowfish Malibu	—	54,558	—
Trade accounts payable	279,704	352,084	331,470
Income taxes	31,106	22,371	22,622
Lease obligations	133,227	128,151	128,495
Other accrued expenses	230,377	238,298	253,026
Total current liabilities	1,038,914	1,070,060	1,025,613

Other liabilities:
Noncurrent lease obligations	453,718	452,786	452,909
Income taxes	7,786	2,464	2,464
Deferred income taxes	15,044	13,603	14,731
Other liabilities	27,440	29,900	24,822
Total other liabilities	503,988	498,753	494,926

Equity:
Common stock	356	383	376
Additional paid-in capital	177,269	165,475	168,830
Accumulated other comprehensive loss	(7,187)	(8,471)	(8,606)
Retained earnings	228,006	143,711	157,970
Total Caleres, Inc. shareholders’ equity	398,444	301,098	318,570
Noncontrolling interests	6,967	4,647	4,817
Total equity	405,411	305,745	323,387
Total liabilities and equity	$1,948,313	$1,874,558	$1,843,926

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$798,258	$784,156	$2,271,704	$2,098,323
Cost of goods sold	458,382	448,805	1,268,019	1,165,792
Gross profit	339,876	335,351	1,003,685	932,531
Selling and administrative expenses	283,119	254,033	812,313	757,070
Restructuring and other special charges, net	2,910	—	2,910	13,482
Operating earnings	53,847	81,318	188,462	161,979
Interest expense, net	(4,003)	(5,069)	(8,886)	(28,803)
Loss on early extinguishment of debt	—	(649)	—	(649)
Other income, net	2,997	3,844	9,636	11,533
Earnings before income taxes	52,841	79,444	189,212	144,060
Income tax provision	(13,849)	(19,759)	(48,683)	(39,838)
Net earnings	38,992	59,685	140,529	104,222
Net (loss) earnings attributable to noncontrolling interests	(254)	63	(404)	1,057
Net earnings attributable to Caleres, Inc.	$39,246	$59,622	$140,933	$103,165

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.09	$1.56	$3.83	$2.70

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.08	$1.54	$3.79	$2.68

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net earnings	$38,992	$59,685	$140,529	$104,222
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(980)	(267)	(1,100)	(423)
Pension and other postretirement benefits adjustments	908	358	1,931	1,071
Other comprehensive (loss) income, net of tax	(72)	91	831	648
Comprehensive income	38,920	59,776	141,360	104,870
Comprehensive (loss) income attributable to noncontrolling interests	(419)	53	(992)	1,040
Comprehensive income attributable to Caleres, Inc.	$39,339	$59,723	$142,352	$103,830

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-Nine Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021
Operating Activities
Net earnings	$140,529	$104,222
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,945	25,617
Amortization of capitalized software	3,669	4,417
Amortization of intangible assets	9,080	9,446
Amortization of debt issuance costs and debt discount	305	732
Fair value adjustments to Blowfish mandatory purchase obligation	—	15,424
Loss on early extinguishment of debt	—	649
Share-based compensation expense	13,249	8,811
Loss on disposal of property and equipment	1,167	640
Impairment charges for property, equipment, and lease right-of-use assets	1,979	3,399
Adjustment to expected credit losses	(303)	(2,711)
Deferred income taxes	313	5,359
Changes in operating assets and liabilities:
Receivables	(38,826)	(32,188)
Inventories	(53,025)	(54,917)
Prepaid expenses and other current and noncurrent assets	(4,496)	(9,056)
Trade accounts payable	(51,547)	71,468
Accrued expenses and other liabilities	(33,667)	25,972
Income taxes, net	34,833	13,627
Other, net	(939)	(1,183)
Net cash provided by operating activities	46,266	189,728

Investing Activities
Purchases of property and equipment	(40,056)	(10,437)
Capitalized software	(5,350)	(4,122)
Net cash used for investing activities	(45,406)	(14,559)

Financing Activities
Borrowings under revolving credit agreement	708,500	363,000
Repayments under revolving credit agreement	(634,000)	(438,000)
Redemption of senior notes	—	(100,000)
Dividends paid	(7,698)	(8,011)
Debt issuance costs	—	(1,190)
Acquisition of treasury stock	(63,225)	—
Issuance of common stock under share-based plans, net	(4,804)	(3,779)
Contributions by noncontrolling interests	3,142	—
Other	—	(676)
Net cash provided by (used for) financing activities	1,915	(188,656)
Effect of exchange rate changes on cash and cash equivalents	(117)	(36)
Increase (decrease) in cash and cash equivalents	2,658	(13,523)
Cash and cash equivalents at beginning of period	30,115	88,295
Cash and cash equivalents at end of period	$32,773	$74,772

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE JULY 30, 2022	36,450,780	$364	$173,246	$(7,280)	$212,803	$379,133	$5,744	$384,877
Net earnings					39,246	39,246	(254)	38,992
Foreign currency translation adjustment				(815)		(815)	(165)	(980)
Pension and other postretirement benefits adjustments, net of tax of $86				908		908		908
Comprehensive income (loss)				93	39,246	39,339	(419)	38,920
Contributions by noncontrolling interests						—	1,642	1,642
Dividends ($0.07 per share)					(2,498)	(2,498)		(2,498)
Acquisition of treasury stock	(838,025)	(8)			(21,545)	(21,553)		(21,553)
Issuance of common stock under share-based plans, net	20,699	0	(990)			(990)		(990)
Share-based compensation expense			5,013			5,013		5,013
BALANCE OCTOBER 29, 2022	35,633,454	$356	$177,269	$(7,187)	$228,006	$398,444	$6,967	$405,411

BALANCE JULY 31, 2021	38,268,064	$383	$162,122	$(8,572)	$86,764	$240,697	$4,594	$245,291
Net earnings					59,622	59,622	63	59,685
Foreign currency translation adjustment				(257)		(257)	(10)	(267)
Pension and other postretirement benefits adjustments, net of tax of $87				358		358		358
Comprehensive income				101	59,622	59,723	53	59,776
Dividends ($0.07 per share)					(2,675)	(2,675)		(2,675)
Issuance of common stock under share-based plans, net	(10,554)	(0)	(27)			(27)		(27)
Share-based compensation expense			3,380			3,380		3,380
BALANCE OCTOBER 30, 2021	38,257,510	$383	$165,475	$(8,471)	$143,711	$301,098	$4,647	$305,745

				Accumulated
				Other		Total Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387
Net earnings (loss)					140,933	140,933	(404)	140,529
Foreign currency translation adjustment				(512)		(512)	(588)	(1,100)
Pension and other postretirement benefits adjustments, net of tax of $417				1,931		1,931	—	1,931
Comprehensive income (loss)				1,419	140,933	142,352	(992)	141,360
Contributions by noncontrolling interests						—	3,142	3,142
Dividends ($0.21 per share)					(7,698)	(7,698)		(7,698)
Acquisition of treasury stock	(2,622,845)	(26)			(63,199)	(63,225)		(63,225)
Issuance of common stock under share-based plans, net	621,154	6	(4,810)			(4,804)		(4,804)
Share-based compensation expense			13,249			13,249		13,249
BALANCE OCTOBER 29, 2022	35,633,454	$356	$177,269	$(7,187)	$228,006	$398,444	$6,967	$405,411

BALANCE JANUARY 30, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854
Net earnings					103,165	103,165	1,057	104,222
Foreign currency translation adjustment				(406)		(406)	(17)	(423)
Pension and other postretirement benefits adjustments, net of tax of $269				1,071		1,071		1,071
Comprehensive income				665	103,165	103,830	1,040	104,870
Dividends ($0.21 per share)					(8,011)	(8,011)		(8,011)
Issuance of common stock under share-based plans, net	291,306	3	(3,782)			(3,779)		(3,779)
Share-based compensation expense			8,811			8,811		8,811
BALANCE OCTOBER 30, 2021	38,257,510	$383	$165,475	$(8,471)	$143,711	$301,098	$4,647	$305,745

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

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  During the thirty-nine weeks ended October 29, 2022, capital contributions of $6.3 million were made to CLT, including $3.1 million received from Brand Investment Holding.  Net sales were $5.4 million and $13.2 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively.  Operating losses were $0.3 million and $0.6 million for the thirteen and thirty-nine weeks ended October 29, 2022, respectively.  Net sales and operating earnings were $4.7 million and $0.2 million, respectively, for the thirteen weeks and $14.5 million and $2.4 million, respectively, for the thirty-nine weeks ended October 30, 2021.

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

CARES Act

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted.  The CARES Act includes a provision that allowed the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  During 2020, the Company deferred approximately $9.4 million of employer social security payroll taxes.  As of October 29, 2022, employer social security payroll taxes totaling $5.0 million, which are payable by December 31, 2022, are presented in other accrued expenses on the condensed consolidated balance sheet.  As of October 30, 2021, approximately $4.7 million of deferred employer social security payroll taxes are recorded in other accrued expenses and $4.7 million was recorded in other liabilities on the condensed consolidated balance sheet.

Property and Equipment, Held for Sale

The Company is actively marketing to sell its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri.  The Company expects the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus has been classified as property and equipment, held for sale on the condensed consolidated balance sheet as of October 29, 2022 and is reflected within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment indicators and determined that no indicators were present as of October 29, 2022.

Note 2    Impact of New Accounting Pronouncements

Impact of Prospective Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities – Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations.  The guidance requires qualitative and quantitative disclosures about supplier finance programs in annual financial statements, including key terms of the programs, amounts outstanding, balance sheet presentation and a rollforward of amounts outstanding during the year.  For interim periods, the ASU requires disclosure of total obligations outstanding that have been confirmed as valid.  The ASU is effective for years beginning after December 15, 2022, except for the rollforward requirement, which is effective in fiscal year 2024.  Early adoption is permitted.  The amendments in the ASU will be applied retrospectively, except for the annual rollforward requirement, which will be applied prospectively.  The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended October 29, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$415,678	$14,810	$—	$430,488
E-commerce - Company websites (1)	65,549	53,673	—	119,222
E-commerce - wholesale drop-ship (1)	—	40,672	(1,854)	38,818
Total direct-to-consumer sales	481,227	109,155	(1,854)	588,528
Wholesale - e-commerce (1)	—	59,035	—	59,035
Wholesale - landed	—	135,161	(5,081)	130,080
Wholesale - first cost	—	16,424	—	16,424
Licensing and royalty	601	3,454	—	4,055
Other (2)	123	13	—	136
Net sales	$481,951	$323,242	$(6,935)	$798,258

	Thirteen Weeks Ended October 30, 2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$429,914	$17,230	$—	$447,144
E-commerce -Company websites (1)	63,964	44,101	—	108,065
E-commerce - wholesale drop-ship (1)	—	22,054	(644)	21,410
Total direct-to-consumer sales	493,878	83,385	(644)	576,619
Wholesale - e-commerce (1)	—	47,409	—	47,409
Wholesale - landed	—	138,813	(10,373)	128,440
Wholesale - first cost	—	27,315	—	27,315
Licensing and royalty	602	3,536	—	4,138
Other (2)	180	55	—	235
Net sales	$494,660	$300,513	$(11,017)	$784,156

	Thirty-Nine Weeks Ended October 29, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,133,276	$43,371	$—	$1,176,647
E-commerce - Company websites (1)	167,604	155,698	—	323,302
E-commerce - wholesale drop-ship (1)	—	106,348	(3,759)	102,589
Total direct-to-consumer sales	$1,300,880	$305,417	$(3,759)	$1,602,538
Wholesale - e-commerce (1)	—	167,494	—	167,494
Wholesale - landed	—	441,544	(40,408)	401,136
Wholesale - first cost	—	88,205	—	88,205
Licensing and royalty	1,538	10,329	—	11,867
Other (2)	410	54	—	464
Net sales	$1,302,828	$1,013,043	$(44,167)	$2,271,704

	Thirty-Nine Weeks Ended October 30, 2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,166,837	$44,241	$—	$1,211,078
E-commerce - Company websites (1)	178,367	136,458	—	314,825
E-commerce - wholesale drop-ship (1)	—	62,529	(1,477)	61,052
Total direct-to-consumer sales	$1,345,204	$243,228	$(1,477)	$1,586,955
Wholesale - e-commerce (1)	—	116,948	—	116,948
Wholesale - landed	—	353,597	(36,445)	317,152
Wholesale - first cost	—	67,651	—	67,651
Licensing and royalty	602	8,302	—	8,904
Other (2)	607	106	—	713
Net sales	$1,346,413	$789,832	$(37,922)	$2,098,323
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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	October 29, 2022	October 30, 2021	January 29, 2022
Customer allowances and discounts	$23,164	$20,277	$20,328
Loyalty programs liability	17,690	18,354	18,814
Returns reserve	16,619	15,704	12,468
Gift card liability	5,718	5,034	6,804

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented.  In addition, during the thirty-nine weeks ended October 29, 2022, the loyalty programs liability increased $32.5 million due to points and material rights earned on purchases and decreased $33.6 million due to expirations and redemptions.  During the thirty-nine weeks ended October 30, 2021, the loyalty programs liability increased $27.4 million due to points and material rights earned on purchases and decreased $23.0 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirty-Nine Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021
Balance, beginning of period	$9,601	$14,928
Adjustment to expected credit losses	(303)	(2,711)
Uncollectible accounts written off, net of recoveries	(300)	(2,724)
Balance, end of period	$8,998	$9,493

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021

NUMERATOR
Net earnings	$38,992	$59,685	$140,529	$104,222
Net loss (earnings) attributable to noncontrolling interests	254	(63)	404	(1,057)
Net earnings attributable to Caleres, Inc.	$39,246	$59,622	$140,933	$103,165
Net earnings allocated to participating securities	(1,723)	(2,140)	(5,951)	(3,737)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$37,523	$57,482	$134,982	$99,428

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	34,379	36,889	35,207	36,825
Dilutive effect of share-based awards	507	457	450	294
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	34,886	37,346	35,657	37,119

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.09	$1.56	$3.83	$2.70

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.08	$1.54	$3.79	$2.68

Options to purchase 16,667 shares of common stock for both the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

During the thirteen and thirty-nine weeks ended October 29, 2022, the Company repurchased 838,025 and 2,622,845 shares, respectively, under the 2019 and 2022 publicly announced share repurchase programs, which permit repurchases of up to 5.0 million and 7.0 million shares, respectively.  The Company did not repurchase any shares under the share repurchase programs during the thirty-nine weeks ended October 30, 2021.  Refer to further discussion in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Note 5    Restructuring and Other Special Charges

Organizational Change

During the thirteen and thirty-nine weeks ended October 29, 2022, the Company incurred costs of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) related to a CFO transition at the corporate headquarters, with no corresponding charges for the thirty-nine weeks ended October 30, 2021.  These costs were recognized as restructuring and other special charges in the condensed consolidated statement of earnings within the Eliminations and Other category.

Blowfish Mandatory Purchase Obligation

In 2018, the Company acquired a controlling interest in Blowfish Malibu.  The remaining interest was subject to a mandatory purchase obligation after a three-year period, which ended on July 31, 2021, based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation and fair value adjustments were recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $1.9 million ($1.4 million on an after-tax basis, or $0.04 per diluted share) and $15.4 million ($11.5 million on an after-tax basis, or $0.30 per diluted share) for the thirteen and thirty-nine weeks ended October 30, 2021, respectively.  There were no corresponding charges during the thirty-nine weeks ended October 29, 2022.  The mandatory purchase obligation was settled for $54.6 million on November 4, 2021.  Refer to further discussion regarding the mandatory purchase obligation in Note 14 to the condensed consolidated financial statements.

Brand Portfolio – Business Exits

During the thirty-nine weeks ended October 30, 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2021.  These charges are presented in restructuring and special charges on the condensed consolidated statement of earnings within the Brand Portfolio segment for the thirty-nine weeks ended October 30, 2021.  There were no corresponding charges during the thirty-nine weeks ended October 29, 2022.  As of October 29, 2022 and October 30, 2021, reserves of $0.0 million and $2.5 million, respectively, were included on the condensed consolidated balance sheets.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended October 29, 2022 and October 30, 2021:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended October 29, 2022
Net sales	$481,951	$323,242	$(6,935)	$798,258
Intersegment sales (1)	—	6,935	—	6,935
Operating earnings (loss)	59,267	22,304	(27,724)	53,847
Segment assets	833,268	955,712	159,333	1,948,313

Thirteen Weeks Ended October 30, 2021
Net sales	$494,660	$300,513	$(11,017)	$784,156
Intersegment sales (1)	—	11,017	—	11,017
Operating earnings (loss)	87,375	11,383	(17,440)	81,318
Segment assets	736,858	909,175	228,525	1,874,558

Thirty-Nine Weeks Ended October 29, 2022
Net sales	$1,302,828	$1,013,043	$(44,167)	$2,271,704
Intersegment sales (1)	—	44,167	—	44,167
Operating earnings (loss)	171,451	93,063	(76,052)	188,462

Thirty-Nine Weeks Ended October 30, 2021
Net sales	$1,346,413	$789,832	$(37,922)	$2,098,323
Intersegment sales (1)	—	37,922	—	37,922
Operating earnings (loss)	220,746	25,116	(83,883)	161,979
(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating earnings	$53,847	$81,318	$188,462	$161,979
Interest expense, net	(4,003)	(5,069)	(8,886)	(28,803)
Loss on early extinguishment of debt	—	(649)	—	(649)
Other income, net	2,997	3,844	9,636	11,533
Earnings before income taxes	$52,841	$79,444	$189,212	$144,060

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	October 29, 2022	October 30, 2021	January 29, 2022
Raw materials	$21,044	$14,951	$16,764
Work-in-process	629	581	614
Finished goods	627,584	527,686	579,429
Inventories, net	$649,257	$543,218	$596,807

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	October 29, 2022	October 30, 2021	January 29, 2022
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(131,419)	(119,214)	(122,336)
Total intangible assets, net	213,464	225,669	222,547
Goodwill
Brand Portfolio (1)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$218,420	$230,625	$227,503
(1)	The carrying amount of goodwill as of October 29, 2022, October 30, 2021 and January 29, 2022 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of October 29, 2022, October 30, 2021 and January 29, 2022 were as follows:

($ thousands)	October 29, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$119,461	$10,200	$169,827
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	11,958	4,005	28,237
		$451,088	$131,419	$106,205	$213,464

	October 30, 2021
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$109,545	$10,200	$179,743
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	9,669	4,005	30,526
		$451,088	$119,214	$106,205	$225,669

	January 29, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$112,061	$10,200	$177,227
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	10,275	4,005	29,920
		$451,088	$122,336	$106,205	$222,547

Amortization expense related to intangible assets was $3.0 million and $3.1 million for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively, and $9.1 million and $9.4 million for the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $12.1 million in 2022, $11.9 million in 2023 and $11.0 million in each of the fiscal years 2024, 2025 and 2026.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the thirty-nine weeks ended October 29, 2022 or October 30, 2021.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the thirty-nine weeks ended October 29, 2022 or October 30, 2021.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The Company recorded no asset impairment charges in the thirteen weeks and asset impairment charges of $2.0 million for the thirty-nine weeks ended October 29, 2022.  For the thirteen and thirty-nine weeks ended October 30, 2021, the Company recorded asset impairment charges of $1.1 million and $3.4 million, respectively.  The impairment charges are primarily related to capitalized software and underperforming retail stores.  Refer to Note 14 to the condensed consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures during the first half of 2020 associated with the pandemic, certain leases were amended to provide rent abatements and/or deferral of lease payments.  Deferred payments continue to be reflected in lease obligations on the condensed consolidated balance sheets.  Under relief provided by the FASB, entities could make a policy election to account for COVID-19-related lease concessions as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company made a policy election to account for rent abatements as variable rent.  Accordingly, during the thirteen and thirty-nine weeks ended October 29, 2022, the Company recorded $0.4 million and $1.1 million, respectively, in lease concessions as a reduction of rent expense within selling and administrative expenses in the condensed consolidated statements of earnings.  During the thirteen and thirty-nine-weeks October 30, 2021, the Company recorded $0.1 million and $1.7 million, respectively, in lease concessions.  Rent concessions for leases that were extended were recognized as a lease modification.

During the thirty-nine weeks ended October 29, 2022, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $130.7 million on the condensed consolidated balance sheets.  As of October 29, 2022, the Company has entered into lease commitments for five retail locations for which the leases have not yet commenced.  The Company anticipates that one lease will begin in the current fiscal year and four leases will begin in the next fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $0.9 million will be recorded in the current fiscal year and $3.4 million will be recorded in the next fiscal year on the condensed consolidated balance sheets.

The components of lease expense for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021 were as follows:

	Thirteen Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021
Operating lease expense	$38,116	$35,140
Variable lease expense	10,679	10,982
Short-term lease expense	970	737
Sublease income	—	(419)
Total lease expense	$49,765	$46,440

	Thirty-Nine Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021
Operating lease expense	$109,810	$112,838
Variable lease expense	29,567	30,985
Short-term lease expense	3,340	2,011
Sublease income	(59)	(477)
Total lease expense	$142,658	$145,357

Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021
Cash paid for lease liabilities (1)	$125,967	$140,930
Cash received from sublease income	59	477
(1)	Cash paid for lease liabilities for the thirty-nine weeks ended October 29, 2022 includes payment of certain lease payments deferred in 2020, as described above, as well as lease termination costs associated with the Naturalizer retail store closings, as further discussed in Note 5 to the condensed consolidated financial statements.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of October 29, 2022.

At October 29, 2022, the Company had $364.5 million of borrowings outstanding and $10.1 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $125.4 million at October 29, 2022.

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

Loss on Early Extinguishment of Debt

In conjunction with the early redemption of the Senior Notes in August 2021 and the amendment of the revolving credit facility in October 2021, the Company incurred losses totaling $0.6 million.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended October 29, 2022 and October 30, 2021:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at July 30, 2022	$(485)	$(6,795)	$(7,280)
Other comprehensive loss before reclassifications	(815)	—	(815)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	994	994
Tax benefit	—	(86)	(86)
Net reclassifications	—	908	908
Other comprehensive (loss) income	(815)	908	93
Balance at October 29, 2022	$(1,300)	$(5,887)	$(7,187)

Balance at July 31, 2021	$(260)	$(8,312)	$(8,572)
Other comprehensive loss before reclassifications	(257)	—	(257)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	445	445
Tax benefit	—	(87)	(87)
Net reclassifications	—	358	358
Other comprehensive (loss) income	(257)	358	101
Balance at October 30, 2021	$(517)	$(7,954)	$(8,471)

Balance at January 29, 2022	$(788)	$(7,818)	$(8,606)
Other comprehensive loss before reclassifications	(512)	—	(512)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,348	2,348
Tax benefit	—	(417)	(417)
Net reclassifications	—	1,931	1,931
Other comprehensive (loss) income	(512)	1,931	1,419
Balance at October 29, 2022	$(1,300)	$(5,887)	$(7,187)

Balance at January 30, 2021	$(111)	$(9,025)	$(9,136)
Other comprehensive loss before reclassifications	(406)	—	(406)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,340	1,340
Tax benefit	—	(269)	(269)
Net reclassifications	—	1,071	1,071
Other comprehensive (loss) income	(406)	1,071	665
Balance at October 30, 2021	$(517)	$(7,954)	$(8,471)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $5.0 million and $3.4 million during the thirteen weeks and $13.2 million and $8.8 million during the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively.

The Company had net issuances (repurchases) of 20,699 and (10,554) shares of common stock during the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the thirty-nine weeks ended October 29, 2022 and October 30, 2021, the Company had net issuances of 621,154 and 291,306 shares of common stock, respectively, related to share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 29, 2022			October 30, 2021
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
July 30, 2022	1,579,202	$17.53	July 31, 2021	1,380,246	$14.05
Granted	45,050	26.65	Granted	—	—
Forfeited	(15,500)	21.00	Forfeited	(9,500)	15.72
Vested	(58,000)	13.16	Vested	(3,500)	26.42
October 29, 2022	1,550,752	$17.92	October 30, 2021	1,367,246	$14.01

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 29, 2022			October 30, 2021
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
January 29, 2022	1,390,397	$14.24	January 30, 2021	1,397,227	$16.74
Granted	726,720	21.45	Granted	568,916	18.73
Forfeited	(95,716)	15.35	Forfeited	(78,375)	15.48
Vested	(470,649)	13.02	Vested	(520,522)	26.26
October 29, 2022	1,550,752	$17.92	October 30, 2021	1,367,246	$14.01

The Company granted 45,050 restricted shares during the thirteen weeks ended October 29, 2022, which have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 726,720 restricted shares granted during the thirty-nine weeks ended October 29, 2022, 716,250 restricted shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years, and 10,470 shares have a cliff-vesting term of one year.  There were no restricted shares granted during the thirteen weeks ended October 30, 2021.  Of the 568,916 restricted shares granted during the thirty-nine weeks October 30 2021, 544,006 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years, 20,000 shares have a cliff-vesting term of two years and 4,910 shares have a cliff-vesting term of one year.

Performance Awards

During the thirty-nine weeks ended October 29, 2022, the Company granted performance share awards for a targeted 87,750 shares, with a weighted-average grant date fair value of $20.99 in connection with the 2020 performance award.  During the thirty-nine weeks ended October 30, 2021, the Company granted performance share awards for a targeted 175,500 shares, with a weighted-average grant date fair value of $18.63.  There were no performance-based share awards granted by the Company during the thirteen weeks ended October 29, 2022 or October 30, 2021.  Vesting of performance-based awards is generally dependent upon the financial performance of the Company and the attainment of certain financial goals during the three-year period following the grant.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the achievement of the specified financial goals for the service period.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

In connection with the Company’s CFO transition during the thirteen weeks ended October 29, 2022, the Company approved the accelerated vesting of 30,000 performance-based share awards, representing two of the four award tranches from the 2020 performance award.  The performance conditions had been satisfied for the two award tranches based on the achievement of financial goals for the 2020 and 2021 fiscal periods.  The modification to accelerate vesting eliminated the remaining service requirement.  These awards had a weighted-average grant date fair value of $13.05 per share, but were revalued using a fair value on the date of modification of $24.31 per share.  The modification of these awards resulted in incremental compensation expense of $0.4 million, which is presented in restructuring and other special charges on the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended October 29, 2022.

During the thirty-nine weeks ended October 29, 2022, the Company granted long-term incentive awards payable in cash for the 2022-2024 performance period, with a target value of $8.3 million and a maximum value of $16.6 million.  During the thirty-nine weeks ended October 30, 2021, the Company granted long-term incentive awards payable in cash for the 2021-2023 performance period, with a target value of $6.5 million and a maximum value of $13.0 million.  These awards, which vest after a three-year period, are dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated values of the awards, which are reflected within other liabilities on the condensed consolidated balance sheets, are being expensed ratably over the three-year performance period.  There were no performance-based awards payable in cash granted by the Company during the thirteen weeks ended October 29, 2022 or October 30, 2021.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 1,314 and 1,739 RSUs to non-employee directors for dividend equivalents, during the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively, with weighted-average grant date fair values of $24.30 and $22.49, respectively.  The Company granted 41,325 and 44,180 RSUs to non-employee directors, including 4,680 and 4,900 for dividend equivalents, during the thirty-nine weeks ended October 29, 2022 and October 30, 2021, respectively, with weighted-average grant date fair values of $27.23 and $27.03, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Service cost	$1,786	$1,872	$—	$—
Interest cost	2,997	2,811	9	8
Expected return on assets	(6,997)	(7,108)	—	—
Amortization of:
Actuarial loss (gain)	779	601	(26)	(27)
Prior service income	(79)	(129)	—	—
Settlement cost	320	—	—	—
Total net periodic benefit income	$(1,194)	$(1,953)	$(17)	$(19)

	Pension Benefits		Other Postretirement Benefits
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Service cost	$5,358	$5,615	$—	$—
Interest cost	8,994	8,430	27	28
Expected return on assets	(21,005)	(21,331)	—	—
Amortization of:
Actuarial loss (gain)	2,343	1,808	(78)	(82)
Prior service income	(237)	(386)	—	—
Settlement cost	320	—	—	—
Total net periodic benefit income	$(4,227)	$(5,864)	$(51)	$(54)

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

Mandatory Purchase Obligation

The Company recorded a mandatory purchase obligation of the remaining interest in conjunction with the acquisition of Blowfish Malibu in July 2018.  The fair value of the mandatory purchase obligation was based on the earnings formula specified in the purchase agreement (Level 3).  Fair value adjustments on the mandatory purchase obligation were recorded as interest expense.  There were no fair value adjustments for the thirteen and thirty-nine weeks ended October 29, 2022.  The Company recorded fair value adjustments of $1.9 million and $15.4 million for the thirteen and thirty-nine weeks ended October 30, 2021, respectively.  The mandatory purchase obligation of $54.6 million was paid on November 4, 2021.  Refer to further discussion of the mandatory purchase obligation in Note 5 to the condensed consolidated financial statements.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 29, 2022, October 30, 2021 and January 29, 2022.  During the thirty-nine weeks ended October 29, 2022 and October 30, 2021, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
October 29, 2022:
Non-qualified deferred compensation plan assets	$7,769	$7,769	$—	$—
Non-qualified deferred compensation plan liabilities	(7,769)	(7,769)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,805)	(1,805)	—	—
Restricted stock units for non-employee directors	(2,220)	(2,220)	—	—
October 30, 2021:
Cash equivalents – money market funds	$35,000	$35,000	$—	$—
Non-qualified deferred compensation plan assets	7,789	7,789	—	—
Non-qualified deferred compensation plan liabilities	(7,789)	(7,789)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,764)	(1,764)	—	—
Restricted stock units for non-employee directors	(2,558)	(2,558)	—	—
Mandatory purchase obligation - Blowfish Malibu	(54,558)	—	—	(54,558)
January 29, 2022:
Non-qualified deferred compensation plan assets	7,463	7,463	—	—
Non-qualified deferred compensation plan liabilities	(7,463)	(7,463)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,770)	(1,770)	—	—
Restricted stock units for non-employee directors	(2,568)	(2,568)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $564.6 million and $542.3 million at October 29, 2022 and October 30, 2021, respectively, were assessed for indicators of impairment.  This assessment resulted in the following impairment charges, primarily for capitalized software and operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Long-Lived Asset Impairment Charges
Famous Footwear	$—	$400	$419	$1,200
Brand Portfolio	—	711	1,560	2,199
Total long-lived asset impairment charges	$—	$1,111	$1,979	$3,399

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents (excluding money market funds discussed above), receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The carrying amounts and fair values of the Company’s other financial instruments subject to fair value disclosures are as follows:

	October 29, 2022		October 30, 2021		January 29, 2022
($ thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Borrowings under revolving credit agreement	$364,500	$364,500	$175,000	$175,000	$290,000	$290,000
Current portion of long-term debt	—	—	100,000	100,000	—	—
Total debt	$364,500	$364,500	$275,000	$275,000	$290,000	$290,000
(1)	Excludes unamortized debt issuance costs and debt discount

The fair values of borrowings under revolving credit agreement and current portion of long-term debt approximate their carrying values due to the short-term nature of these borrowings (Level 1).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 26.2% and 24.9% for the thirteen weeks ended October 29, 2022 and October 30, 2021, respectively.  The higher effective tax rate for the thirteen weeks ended October 29, 2022 was driven by an increase in permanent adjustments, primarily due to the non-deductible portion of executive compensation.

The Company’s consolidated effective tax rate was 25.7% for the thirty-nine weeks ended October 29, 2022, compared to 27.7% for the nine months ended October 30, 2021.  The higher effective tax rate for the thirty-nine weeks ended October 30, 2021 primarily reflects the incremental valuation allowances for the Company’s deferred tax assets for certain jurisdictions recorded in the thirty-nine weeks ended October 30, 2021, as well as the non-deductibility of losses at the Company’s Canadian division, which were driven by exit-related costs associated with Naturalizer retail stores in the first quarter of 2021.

As of October 29, 2022, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative foreign earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through October 29, 2022 were $33.0 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at October 29, 2022 is $9.7 million, of which $8.7 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses.  Of the total $9.7 million reserve, $5.0 million is for off-site remediation and $4.7 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.4 million as of October 29, 2022.  The Company expects to spend approximately $0.6 million in 2022, $0.1 million in each of the following four years and $12.4 million in the aggregate thereafter related to the on-site remediation.

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

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We delivered another period of strong financial and operational results for the third quarter, with record quarterly net sales and solid earnings.  Our results underscore the strength and versatility of our portfolio of brands, highlight the significant progress we’ve made on our enterprise-wide strategic initiatives and demonstrate the portfolio’s enhanced resilience during periods of macroeconomic uncertainty. We are particularly pleased with the performance of our Brand Portfolio segment, which utilized our diverse portfolio of brands to meet the robust consumer demand and deliver year-over-year improvement in nearly all key financial metrics.  During the third quarter of 2022, we also continued to execute on our capital return program and returned $24.1 million to shareholders through dividends and share repurchases.

Financial Highlights

Following is a summary of the financial highlights for the third quarter of 2022:

●	Consolidated net sales increased $14.1 million, or 1.8%, to $798.3 million in the third quarter of 2022, compared to $784.2 million in the third quarter of 2021. Our Famous Footwear segment continued its strong performance with net sales of $482.0 million. Net sales of our Brand Portfolio segment increased $22.7 million, or 7.6%, compared to the third quarter of 2021. On a consolidated basis, our direct-to-consumer sales represented approximately 74% of consolidated net sales for the third quarter of 2022, compared to 73% in the third quarter of 2021.
●	Consolidated gross profit increased $4.5 million, or 1.3%, to $339.9 million in the third quarter of 2022, compared to $335.4 million in the third quarter of 2021. Our gross profit margin decreased slightly to 42.6% in the third quarter of 2022, compared to 42.8% in the third quarter of 2021.
●	Consolidated operating earnings decreased $27.5 million to $53.8 million in the third quarter of 2022, compared to $81.3 million in the third quarter of 2021.
●	Consolidated net earnings attributable to Caleres, Inc. were $39.2 million, or $1.08 per diluted share, in the third quarter of 2022, compared to $59.6 million, or $1.54 per diluted share, in the third quarter of 2021.

The following items should be considered in evaluating the comparability of our third quarter results in 2022 and 2021:

●	Organizational changes – During the third quarter of 2022, we incurred costs of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) related to a CFO transition at our corporate headquarters, with no corresponding costs for the third quarter of 2021. Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.
●	Blowfish Malibu mandatory purchase obligation – As further discussed in Note 5 and Note 14 to the condensed consolidated financial statements, the remaining interest in Blowfish Malibu was subject to a mandatory purchase obligation after a three-year period following the 2018 acquisition, based on an earnings multiple formula. During the third quarter of 2021, we recorded a fair value adjustment of $1.9 million ($1.4 million on an after-tax basis, or $0.04 per diluted share). The fair value adjustment was recorded as interest expense, net in the condensed consolidated statement of earnings. There were no corresponding charges in the third quarter of 2022. The purchase obligation was settled for $54.6 million on November 4, 2021.

Known Trends Impacting Our Business

Inflationary pressures, including higher product costs, higher parcel freight costs, wage inflation and the rising interest rate environment, continued to impact our financial results during the third quarter of 2022.  The price increases we began implementing in the second half of 2021 have mitigated the majority of the inflationary pressures related to product costs.  Macroeconomic factors, such as inflationary pressures and volatility in interest rates, also impact a number of accounting estimates, including impairment calculations, the value of inventory measured using the LIFO method, and other estimates that utilize fair value.  These macroeconomic factors could result in incremental volatility in certain valuations and provisions required in the Company’s financial statements.  In addition, ongoing general inflation and macroeconomic challenges continue to impact consumer sentiment and may result in lower consumer spending and a more promotional environment in the fourth quarter of 2022 and beyond.

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

Outlook

We are sharply focused on the rapidly evolving market landscape and recognize that the uncertainty about the macro environment and the mounting threat of recessionary pressures could begin to dampen consumer spending habits.  We have experienced a slower start to our holiday season sales trends, which may continue through the remainder of the fourth quarter of 2022.  However, we believe our core competencies in brand building, product creation, marketing and logistics will enable us to navigate the challenging market environment.  In addition, we believe we are well-positioned to capitalize on opportunities across a broad spectrum of consumer segments by leveraging our diverse portfolio of brands.  In addition to maintaining our quarterly dividend, we plan to prioritize using available cash to reduce our revolver borrowings and increase overall liquidity.

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$798.3	100.0%	$784.2	100.0%	$2,271.7	100.0%	$2,098.3	100.0%
Cost of goods sold	458.4	57.4%	448.8	57.2%	1,268.0	55.8%	1,165.8	55.6%
Gross profit	339.9	42.6%	335.4	42.8%	1,003.7	44.2%	932.5	44.4%
Selling and administrative expenses	283.2	35.5%	254.1	32.4%	812.3	35.8%	757.0	36.1%
Restructuring and other special charges, net	2.9	0.4%	—	—%	2.9	0.1%	13.5	0.6%
Operating earnings	53.8	6.7%	81.3	10.4%	188.5	8.3%	162.0	7.7%
Interest expense, net	(4.0)	(0.5)%	(5.1)	(0.7)%	(8.9)	(0.4)%	(28.8)	(1.4)%
Loss on early extinguishment of debt	—	—%	(0.6)	(0.1)%	—	—%	(0.6)	(0.0)%
Other income, net	3.0	0.4%	3.8	0.5%	9.6	0.4%	11.5	0.6%
Earnings before income taxes	52.8	6.6%	79.4	10.1%	189.2	8.3%	144.1	6.9%
Income tax provision	(13.8)	(1.7)%	(19.7)	(2.5)%	(48.7)	(2.1)%	(39.9)	(1.9)%
Net earnings	39.0	4.9%	59.7	7.6%	140.5	6.2%	104.2	5.0%
Net (loss) earnings attributable to noncontrolling interests	(0.2)	(0.0)%	0.1	0.0%	(0.4)	(0.0)%	1.0	0.1%
Net earnings attributable to Caleres, Inc.	$39.2	4.9%	$59.6	7.6%	$140.9	6.2%	$103.2	4.9%

Net Sales

Net sales increased $14.1 million, or 1.8%, to $798.3 million for the third quarter of 2022, compared to $784.2 million for the third quarter of 2021.  Net sales for our Brand Portfolio segment increased $22.7 million, or 7.6% during the third quarter of 2022, compared to the third quarter of 2021, led by strong performances by our Naturalizer, Sam Edelman, Franco Sarto and LifeStride brands.  Net sales for our Famous Footwear segment remained strong, but decreased $12.7 million, or 2.6%, in the third quarter of 2022 compared to the record-setting third quarter of 2021, with same-store sales down 0.8%.  On a consolidated basis, our direct-to-consumer sales represented approximately 74% of total net sales for the third quarter of 2022.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with LifeStride and Dr. Scholl’s representing two of Famous Footwear’s top 15 best-selling footwear brands during the quarter.

Net sales increased $173.4 million, or 8.3%, to $2,271.7 million for the nine months ended October 29, 2022, compared to $2,098.3 million for the nine months ended October 30, 2021.  Net sales for our Brand Portfolio segment increased $223.2 million, or 28.3% during the first nine months of 2022, compared to the first nine months of 2021, driven by strong sales growth from nearly all of our brands.  Our Famous Footwear segment’s sales momentum continued.  However, net sales for Famous Footwear decreased $43.6 million, or 3.2%, in the first nine months of 2022 compared to the exceptionally strong first nine months of 2021, with same stores sales decreasing 2.5%.  On a consolidated basis, our direct-to-consumer sales represented approximately 71% of total net sales for the nine months ended October 29, 2022.

Gross Profit

Gross profit increased $4.5 million, or 1.3%, to $339.9 million for the third quarter of 2022, compared to $335.4 million for the third quarter of 2021, reflecting higher net sales.  As a percentage of net sales, gross profit decreased slightly to 42.6% for the third quarter of 2022, compared to 42.8% for the third quarter of 2021, reflecting a decrease in the gross profit margin of our Famous Footwear segment, an increase in the gross profit margin of our Brand Portfolio segment and a higher mix of retail compared to wholesale sales.  The decline in the Famous Footwear segment’s gross profit margin was driven by more normalized pricing and an increase in promotional activity.  The improvement in the gross profit margin of our Brand Portfolio segment reflects higher average wholesale prices, growth in higher margin sales from the direct-to-consumer channel and a favorable brand mix.

Gross profit increased $71.2 million, or 7.6%, to $1,003.7 million for the nine months ended October 29, 2022, compared to $932.5 million for the nine months ended October 30, 2021, reflecting higher net sales.  As a percentage of net sales, gross profit decreased slightly to 44.2% for the nine months ended October 29, 2022, compared to 44.4% for the nine months ended October 30, 2021.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $29.1 million, or 11.4%, to $283.2 million for the third quarter of 2022, compared to $254.1 million for the third quarter of 2021.  The increase was driven by higher salary and benefits expenses, higher expenses associated with our cash-based incentive compensation plans and higher retail facilities costs.  As a percentage of net sales, selling and administrative expenses increased to 35.5% for the third quarter of 2022, from 32.4% for the third quarter of 2021, reflecting leveraging of expenses on higher net sales.

Selling and administrative expenses increased $55.3 million, or 7.3%, to $812.3 million for the nine months ended October 29, 2022, compared to $757.0 million for the nine months ended October 30, 2021.  The increase primarily reflects higher salary and benefits expenses and higher marketing expenses.  As a percentage of net sales, selling and administrative expenses decreased to 35.8% for the nine months ended October 29, 2022, from 36.1% for the nine months ended October 30, 2021, reflecting leveraging of expenses on higher net sales.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) during the third quarter and nine months ended October 29, 2022, related to a CFO transition at our corporate headquarters. We incurred restructuring and other special charges of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) during the nine months ended October 30, 2021, reflecting expenses associated with the strategic realignment of the Naturalizer retail store operations. Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

Operating Earnings

Operating earnings decreased $27.5 million to $53.8 million for the third quarter of 2022, compared to $81.3 million for the third quarter of 2021, primarily reflecting higher selling and administrative expenses and restructuring and other special charges, as described above.  As a percentage of net sales, operating earnings were 6.7% for the third quarter of 2022, compared to 10.4% for the third quarter of 2021.

Operating earnings increased $26.5 million to $188.5 million for the nine months ended October 29, 2022, compared to $162.0 million for the nine months ended October 30, 2021, primarily reflecting higher net sales and gross profit.  As a percentage of net sales, operating earnings were 8.3% for the nine months ended October 29, 2022, compared to 7.7% for the nine months ended October 30, 2021.

Interest Expense, Net

Interest expense, net decreased $1.1 million, or 21.0%, to $4.0 million for the third quarter of 2022, compared to $5.1 million for the third quarter of 2021, primarily due to the non-recurrence of the $1.9 million fair value adjustment to the Blowfish Malibu mandatory purchase obligation recorded in the third quarter of 2021, partially offset by higher interest expense on the revolving credit facility.  The purchase obligation was settled for $54.6 million on November 4, 2021.  In addition, we redeemed our $200 million aggregate principal of senior notes in the second half of 2021.  By retiring our senior notes, we shifted debt to our revolving credit agreement, which reduced our interest expense by approximately $1.8 million compared to the third quarter of 2021.  These decreases were partially offset by an increase in interest expense under our revolving credit agreement attributable to higher average borrowings and higher interest rates.  While the reduction in our total interest expense is expected to continue, the interest on our revolving credit facility is based on a variable interest rate.  Therefore, our interest expense will continue to be adversely affected by rising interest rates.

Interest expense, net decreased $19.9 million, or 69.1%, to $8.9 million for the nine months ended October 29, 2022, compared to $28.8 million for the nine months ended October 30, 2021, primarily due to the non-recurrence of the $15.4 million fair value adjustment to the Blowfish Malibu mandatory purchase obligation in the nine months ended October 30, 2021.  In addition, after retiring our senior notes, the shift of our higher-rate debt to the lower-rate borrowings under our revolving credit agreement reduced our interest expense by approximately $8.1 million compared to the nine months ended October 30, 2021.  These decreases were partially offset by an increase in interest expense our revolving credit agreement attributable to higher average borrowings and higher interest rates.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt was $0.6 million for the three and nine months ended October 30, 2021, reflecting the redemption of $100 million of senior notes prior to its maturity and the amendment of our revolving credit facility.  Refer to Note 10 to the condensed consolidated financial statements for further discussion.  There were no corresponding charges for the nine months ended October 29, 2022.

Other Income, Net

Other income, net decreased $0.8 million, or 22.0%, to $3.0 million for the third quarter of 2022, compared to $3.8 million for the third quarter of 2021, which reflects a reduction of certain components of net periodic benefit income associated with our pension plans.

Other income, net decreased $1.9 million, or 16.4%, to $9.6 million for the nine months ended October 29, 2022, compared to $11.5 million for the nine months ended October 30, 2021, primarily attributable to certain components of net periodic benefit income associated with our pension plans, including interest cost, amortization of actuarial loss and settlement cost.  Refer to Note 13 of the condensed consolidated financial statements for further detail regarding the components of net periodic benefit income.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 26.2% for the third quarter of 2022, compared to 24.9% for the third quarter of 2021.  The higher effective tax rate for the third quarter of 2022 was driven by an increase in permanent adjustments, primarily due to the non-deductible portion of executive compensation.

Our consolidated effective tax rate was 25.7% for the nine months ended October 29, 2022, compared to 27.7% for the nine months ended October 30, 2021.  The higher effective tax rate for the nine months ended October 30, 2021 primarily reflects the incremental valuation allowances for our deferred tax assets for certain jurisdictions, as well as the non-deductibility of losses at our Canadian division, which were driven by exit-related costs associated with our Naturalizer retail stores in the first quarter of 2021.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $39.2 million and $140.9 million for the three and nine months ended October 29, 2022, respectively, compared to net earnings of $59.6 million and $103.2 million for the three and nine months ended October 30, 2021, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$482.0	100.0%	$494.7	100.0%	$1,302.8	100.0%	$1,346.4	100.0%
Cost of goods sold	266.4	55.3%	259.2	52.4%	684.4	52.5%	703.7	52.3%
Gross profit	215.6	44.7%	$235.5	47.6%	618.4	47.5%	$642.7	47.7%
Selling and administrative expenses	156.3	32.4%	148.1	29.9%	446.9	34.3%	422.0	31.3%
Operating earnings	$59.3	12.3%	$87.4	17.7%	$171.5	13.2%	$220.7	16.4%

Key Metrics
Same-store sales % change	(0.8)%		26.5%		(2.5)%		11.5%
Same-store sales $ change	$(3.7)		$100.1		$(32.8)		$102.7
Sales change from new and closed stores, net	$(8.5)		$2.3		$(9.9)		$325.1
Impact of changes in Canadian exchange rate on sales	$(0.5)		$0.6		$(0.9)		$1.7

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$72		$72		$194		$194
Sales per square foot, excluding e-commerce (trailing twelve months)	$250		$238		$250		$238
Square footage (thousand sq. ft.)	5,787		5,977		5,787		5,977

Stores opened	4		1		4		9
Stores closed	9		8		22		20
Ending stores	876		905		876		905

Net Sales

Net sales of $482.0 million in the third quarter of 2022 decreased $12.7 million, or 2.6%, compared to the record setting third quarter of 2021.  Despite the decrease in net sales, we continued to perform at a high level during the third quarter of 2022, led by a solid back-to-school season.  Although the back-to-school season started slowly in the second quarter, we experienced strong consumer demand in August and September, especially in children’s footwear. We experienced improvement in our non-athletic footwear categories, and while demand slowed for our athletics footwear, it continues to be one of our top-selling categories.  Our sales decline was more pronounced in the northern United States due in part to unseasonably warm weather.  Same-store sales decreased 0.8% compared to the third quarter of 2021.  During the third quarter of 2022, we opened four stores and closed nine stores, resulting in 876 stores and total square footage of 5.8 million at the end of the third quarter of 2022, compared to 905 stores and total square footage of 6.0 million at the end of the third quarter of 2021.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 77% of our net sales made to program members in the third quarter of 2022, compared to 78% in the third quarter of 2021.

Net sales of $1,302.8 million in the nine months ended October 29, 2022 decreased $43.6 million, or 3.2%, compared to the nine months ended October 30, 2021, as our same-store sales declined 2.5%.  Athletics and casual continue to be our top-selling categories.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with LifeStride and Dr. Scholl’s representing two of Famous Footwear’s top 15 best-selling footwear brands for the nine months ended October 29, 2022.

Gross Profit

Gross profit decreased $19.9 million, or 8.4%, to $215.6 million for the third quarter of 2022, compared to $235.5 million for the third quarter of 2021.  As a percentage of net sales, our gross profit decreased to 44.7% for the third quarter of 2022, compared to 47.6% for the third quarter of 2021, reflecting more normalized retail pricing and an increase in promotional activity compared to the third quarter of 2021,  when inventories were low due to supply chain constraints.  Our gross profit margin continues to exceed pre-pandemic levels.

Gross profit decreased $24.3 million, or 3.8%, to $618.4 million for the nine months ended October 29, 2022, compared to $642.7 million for the nine months ended October 30, 2021, primarily due to the decrease in net sales.  As a percentage of net sales, our gross profit decreased slightly to 47.5% for the nine months ended October 29, 2022, compared to 47.7% for the nine months ended October 30, 2021.

Selling and Administrative Expenses

Selling and administrative expenses increased $8.2 million, or 5.6%, to $156.3 million for the third quarter of 2022, compared to $148.1 million for the third quarter of 2021.  The increase was driven by higher salary and benefits expenses due in part to wage inflation and higher facilities costs.  As a percentage of net sales, selling and administrative expenses increased to 32.4% for the third quarter of 2022, compared to 29.9% for the third quarter of 2021.

Selling and administrative expenses increased $24.9 million, or 5.9%, to $446.9 million for the nine months ended October 29, 2022, compared to $422.0 million for the nine months ended October 30, 2021.  The increase was primarily due to higher salary and benefits expenses, higher logistics and facilities costs and higher advertising expense.  As a percentage of net sales, selling and administrative expenses increased to 34.3% for the nine months ended October 29, 2022, compared to 31.3% for the nine months ended October 30, 2021.

Operating Earnings

Operating earnings decreased $28.1 million to $59.3 million for the third quarter of 2022, compared to $87.4 million for the third quarter of 2021, reflecting both lower sales and gross margins and higher operating expenses, as described above.  As a percentage of net sales, operating earnings were 12.3% for the third quarter of 2022, compared to 17.7% for the third quarter of 2021.

Operating earnings decreased $49.2 million to $171.5 million for the nine months ended October 29, 2022, compared to $220.7 million for the nine months ended October 30, 2021, primarily reflecting lower sales and higher operating expenses, as described above.  As a percentage of net sales, operating earnings were 13.2% for the nine months ended October 29, 2022, compared to 16.4% for the nine months ended October 30, 2021.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$323.2	100.0%	$300.5	100.0%	$1,013.0	100.0%	$789.8	100.0%
Cost of goods sold	200.8	62.1%	201.6	67.1%	627.2	61.9%	502.0	63.6%
Gross profit	122.4	37.9%	98.9	32.9%	385.8	38.1%	287.8	36.4%
Selling and administrative expenses	100.1	31.0%	87.5	29.1%	292.7	28.9%	249.2	31.5%
Restructuring and other special charges, net	—	—%	—	—%	—	—%	13.5	1.7%
Operating earnings	$22.3	6.9%	$11.4	3.8%	$93.1	9.2%	$25.1	3.2%

Key Metrics
Direct-to-consumer (% of net sales) (1)	34%		28%		30%		31%
Change in wholesale net sales ($)	$13.0		$16.5		$197.2		$66.2
Unfilled order position at end of period	$286.8		$380.7

Same-store sales % change	26.0%		45.8%		36.4%		24.3%
Same-store sales $ change	$10.6		$13.8		$35.4		$18.6
Sales change from new and closed stores, net	$(1.1)		$2.5		$(9.7)		$36.0
Impact of changes in Canadian exchange rate on retail sales	$0.2		$0.1		$0.3		$0.6

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$265		$236		$810		$669
Sales per square foot, excluding e-commerce (trailing twelve months)	$1,047		$756		$1,047		$756
Square footage (thousands sq. ft.)	104		124		104		124

Stores opened	7		4		11		6
Stores closed	3		1		8		86
Ending stores	89		90		89		90
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales of $323.2 million in the third quarter of 2022 increased $22.7 million, or 7.6%, compared to the third quarter of 2021, reflecting strong consumer demand for many of our brands.  The net sales increase was broad-based across nearly all of our brands, with our Naturalizer, Sam Edelman, Franco Sarto and LifeStride brands being the most significant contributors.  In addition to sales increases in our wholesale business, our digital business also experienced significant growth during the quarter.  The lead times required on inventory purchases have significantly improved compared to 2021, which has enabled earlier inventory receipts and a more efficient flow of product to our customers.

During the third quarter of 2022, we opened seven stores and closed three stores, resulting in a total of 89 stores and total square footage of 0.1 million at the end of the third quarter of 2022, compared to 90 stores and total square footage of 0.1 million at the end of the third quarter of 2021.

Net sales increased $223.2 million, or 28.3%, to $1,013.0 million for the nine months ended October 29, 2022, compared to $789.8 million for the nine months ended October 30, 2021, reflecting strong sales growth from nearly all of our brands, with our Sam Edelman, Naturalizer, LifeStride, Franco Sarto and Allen Edmonds brands being the most significant contributors.  During 2022, we have experienced a shift in consumer preference from sport and casual products to the fashion and lifestyle categories.

In the first quarter of 2021, we completed the strategic realignment of our Naturalizer retail business and permanently closed the remaining 73 Naturalizer stores in North America that were scheduled for closure.  We have continued to focus on growing the brand’s e-commerce business through naturalizer.com, as well as our retail partners and their websites.  On a trailing twelve-month basis, sales per square foot, excluding e-commerce sales, increased to $1,047 for the twelve months ended October 29, 2022, compared to $756 for the twelve months ended October 30, 2021.  With the closure of nearly all of our Naturalizer retail stores, the majority of the retail stores in our Brand Portfolio segment are for our Allen Edmonds brand, which have higher retail price points than the Naturalizer brand.

Our unfilled order position for our wholesale sales decreased $93.9 million, or 24.7%, to $286.8 million at October 29, 2022, compared to $380.7 million at October 30, 2021.  The decrease in our backlog order levels compared to last year primarily reflects more conservative buying by our wholesale customers as they manage their inventory levels in response to consumer sentiment.

Gross Profit

Gross profit increased $23.5 million, or 23.7%, to $122.4 million for the third quarter of 2022, compared to $98.9 million for the third quarter of 2021, primarily reflecting higher net sales and a higher gross margin rate.  As a percentage of net sales, our gross profit increased to 37.9% for the third quarter of 2022, compared to 32.9% for the third quarter of 2021, primarily reflecting higher average wholesale prices, growth in higher margin sales from the direct-to-consumer channel and a favorable brand mix, partially offset by a higher provision for inventory markdowns.

Gross profit increased $98.0 million, or 34.1%, to $385.8 million for the nine months ended October 29, 2022, compared to $287.8 million for the nine months ended October 30, 2021, reflecting higher net sales.  As a percentage of net sales, our gross profit increased to 38.1% for the nine months ended October 29, 2022, compared to 36.4% for the nine months ended October 30, 2021.  While we have experienced inflationary pressures related to product costs and inbound freight through the nine months ended October 29, 2022, we have been able to successfully offset the majority of these impacts through price increases.  We anticipate inflationary pressures to continue throughout 2022 and will continue to focus on mitigating the impact.

Selling and Administrative Expenses

Selling and administrative expenses increased $12.6 million, or 14.3%, to $100.1 million for the third quarter of 2022, compared to $87.5 million for the third quarter of 2021.  The increase was primarily due to higher variable salary expenses and wage inflation, higher marketing expenses and higher facilities costs.  As a percentage of net sales, selling and administrative expenses increased to 31.0% for the third quarter of 2022, compared to 29.1% for the third quarter of 2021.

Selling and administrative expenses increased $43.5 million, or 17.5%, to $292.7 million for the nine months ended October 29, 2022, compared to $249.2 million for the nine months ended October 30, 2021.  The increase was driven by higher variable salary expenses and higher marketing expenses.  As a percentage of net sales, selling and administrative expenses decreased to 28.9% for the nine months ended October 29, 2022, compared to 31.5% for the nine months ended October 30, 2021, reflecting better leveraging of expenses over a higher net sales base.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $13.5 million during the nine months ended October 30, 2021 for expenses associated with the strategic realignment of our Naturalizer retail store operations.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges during the three or nine months ended October 29, 2022.

Operating Earnings

Operating earnings increased to $22.3 million for the third quarter of 2022, from $11.4 million for the third quarter of 2021, as a result of the factors described above.  As a percentage of net sales, operating earnings were 6.9% for the third quarter of 2022, compared to 3.8% in the third quarter of 2021.

Operating earnings increased to $93.1 million for the nine months ended October 29, 2022, from $25.1 million for the nine months ended October 30, 2021, as a result of the factors described above.  As a percentage of net sales, operating earnings were 9.2% for the nine months ended October 29, 2022, compared to 3.2% in the nine months ended October 30, 2021.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(6.9)	100.0%	$(11.0)	100.0%	$(44.2)	100.0%	$(37.9)	100.0%
Cost of goods sold	(8.8)	127.6%	(12.0)	108.8%	(43.6)	98.7%	(39.9)	105.3%
Gross profit	1.9	(27.6)%	1.0	(8.8)%	(0.6)	1.3%	2.0	(5.3)%
Selling and administrative expenses	26.7	(385.4)%	18.4	(167.1)%	72.6	(164.3)%	85.9	(226.5)%
Restructuring and other special charges, net	2.9	(42.0)%	—	—%	2.9	(6.6)%	—	—%
Operating loss	$(27.7)	399.8%	$(17.4)	158.3%	$(76.1)	172.2%	$(83.9)	221.2%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $6.9 million for the third quarter of 2022 is $4.1 million, or 37.1%, lower than the third quarter of 2021 reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.  The net sales elimination of $44.2 million for the nine months ended October 29, 2022 is $6.3 million, or 16.5%, higher than the nine months ended October 30, 2022 reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $8.3 million, to $26.7 million in the third quarter of 2022, compared to $18.4 million for the third quarter of 2021.  The increase primarily reflects higher expenses for our cash-based incentive compensation plans.  In 2021, our financial results exceeded the targets established for our annual incentive plans earlier in the year, which resulted in a larger portion of the anticipated plan payouts recorded as expense in the first half of 2021 rather than in the third quarter.  For 2022, anticipated incentive plan payouts are being recognized more ratably during the year.

Selling and administrative expenses decreased $13.3 million, to $72.6 million for the nine months ended October 29, 2022, compared to $85.9 million for the nine months ended October 30, 2021.  The decrease primarily reflects lower expenses for our cash-based incentive compensation plans reflecting the shift in timing of the achievement of our financial performance targets, as described above, as well as lower expenses associated with certain other employee benefits.

Restructuring and other special charges of $2.9 million for the three and nine months ended October 29, 2022 were associated with a CFO transition at our corporate headquarters.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the nine months ended October 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

($ millions)	October 29, 2022	October 30, 2021	(1)	January 29, 2022
Borrowings under revolving credit agreement	$364.5	$175.0		$290.0
Current portion of long-term debt	—	99.6		—
Total debt	$364.5	$274.6		$290.0
(1)	As presented here, total debt as of October 30, 2021 excludes the Blowfish Malibu mandatory purchase obligation, which was valued at $54.6 million. The mandatory purchase obligation of $54.6 million was paid on November 4, 2021, as further discussed in Note 14 to the condensed consolidated financial statements.

Total debt obligations of $364.5 million at October 29, 2022 increased $89.9 million, from $274.6 million at October 30, 2021, and increased $74.5 million, from $290.0 million at January 29, 2022.  The increase in total debt from October 30, 2021 and January 29, 2022 is due primarily to $63.2 million of repurchases of our common stock.  In August 2021, we redeemed $100.0 million aggregate principal amount of our senior notes and on January 3, 2022, we redeemed the remaining $100.0 million of senior notes.  We shifted this debt to borrowings under the revolving credit facility, which has resulted in significant interest expense savings for the Company.  While this reduction in interest expense is expected to continue, the interest on our revolving credit facility is based on a variable interest rate, which has resulted in higher interest expense in the current rising interest rate environment.  Our interest expense will continue to be adversely affected by rising interest rates.  Net interest expense for the third quarter of 2022 decreased $1.1 million to $4.0 million, compared to $5.1 million for the third quarter of 2021.  The decrease is primarily attributable to the non-recurrence of the $1.9 million fair value adjustment to the Blowfish Malibu mandatory purchase obligation recorded in the third quarter of 2021.  The Blowfish Malibu mandatory purchase obligation of $54.6 million was paid on November 4, 2021, as further discussed in Note 5 and Note 14 to the condensed consolidated financial statements.  In addition, as discussed above, the redemption of all outstanding senior notes in 2021 also contributed to the decrease in interest expense in the third quarter of 2022.  These decreases were partially offset by higher average borrowings under our revolving credit agreement.

Credit Agreement

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  On October 5, 2021, we entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the “Credit Agreement”) which, among other modifications, extended the maturity date of the credit facility from January 18, 2024, to October 5, 2026 and decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million.  Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 0.0%), or the prime rate (as defined in the Credit Agreement), plus a spread.  The Credit Agreement decreased the spread applied to the LIBOR or prime rate by a total of 75 basis points.   At October 29, 2022, we had $364.5 million in borrowings and $10.1 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $125.4 million at October 29, 2022.  We were in compliance with all covenants and restrictions under the Credit Agreement as of October 29, 2022.

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

Working Capital and Cash Flow

	Thirty-Nine Weeks Ended
($ millions)	October 29, 2022	October 30, 2021	Change
Net cash provided by operating activities	$46.3	$189.7	$(143.4)
Net cash used for investing activities	(45.4)	(14.6)	(30.8)
Net cash provided by (used for) financing activities	1.9	(188.6)	190.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.0)	(0.1)
Increase (decrease) in cash and cash equivalents	$2.7	$(13.5)	$16.2

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $143.4 million lower in the nine months ended October 29, 2022 as compared to the nine months ended October 30, 2021, primarily reflecting the following factors:

●	A decrease in trade accounts payable during the nine months ended October 29, 2022, compared to an increase during the nine months ended October 30, 2021, due in part to the earlier receipt of fall product in 2022 and the earlier settlement of the related accounts payable;
●	A decrease in accrued expenses and other liabilities during the nine months ended October 29, 2022, compared to an increase during the nine months ended October 30, 2021 due in part to higher accruals for incentive compensation payments in 2021, reflecting operating results that exceeded the targets established for the annual incentive plan; partially offset by
●	Higher net earnings in the nine months ended October 29, 2022, compared to the nine months ended October 30, 2021.

Supply chain financing:  Certain of our suppliers are given the opportunity to sell receivables from us related to products that we have purchased to participating financial institutions at a rate that leverages our credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. We negotiate payment and other terms with our suppliers, regardless of whether the supplier participates in the program, and our responsibility is limited to making payment based on the terms originally negotiated with the supplier.  These liabilities continue to be presented as accounts payable in our condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of October 29, 2022 and October 30, 2021, we had $17.8 million and $64.0 million, respectively, of accounts payable subject to supply chain financing arrangements.

Cash used for investing activities was $30.8 million higher for the nine months ended October 29, 2022 as compared to the nine months ended October 30, 2021, reflecting higher capital expenditures.  In 2022, we expect our purchases of property and equipment and capitalized software to be between $50 million and $60 million, as compared to $24.1 million in 2021. In the first quarter of 2022, we tested a new prototype Famous Footwear store that offers an enhanced shopping experience, highlights our leading assortment of trending brands and elevates those brands in an energetic and exciting manner. We have also continued to invest in refreshing our Famous Footwear stores in the first nine months of 2022. We have experienced strong financial performance from the recently converted prototype stores. Accordingly, we plan to invest in additional prototype stores and store renovations during the fourth quarter of 2022 and into 2023, which we believe will enhance our brand image and further differentiate our store experience from that of our competitors.

Cash provided by financing activities was $190.5 million higher for the nine months ended October 29, 2022 as compared to the nine months ended October 30, 2021, primarily due to net borrowings on our revolving credit agreement of $74.5 in the nine months ended October 29, 2022, compared to net repayments of $75.0 million in the comparable period in 2021.  In addition, we repurchased $63.2 million of our common stock under our share repurchase programs during the nine months ended October 29, 2022, with no corresponding share repurchases during the nine months ended October 30, 2021.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 29, 2022	October 30, 2021	January 29, 2022
Working capital ($ millions) (1)	$(117.8)	$(207.4)	$(189.1)
Current ratio (2)	0.89:1	0.81:1	0.82:1
Debt-to-capital ratio (3)	47.3%	47.3%	47.3%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing total debt by total capitalization. Total debt is defined as the current portion of long-term debt and borrowings under revolving credit agreement. Total capitalization is defined as total debt and total equity.

Working capital at October 29, 2022 was ($117.8) million, which was $89.6 million and $71.3 million higher than at October 30, 2021 and January 29, 2022, respectively.  The increase in working capital from October 30, 2021 primarily reflects higher inventory, the redemption of our senior notes, lower trade accounts payable and the settlement of the Blowfish Malibu mandatory purchase obligation in the fourth quarter of 2021, partially offset by higher borrowings under the revolving credit agreement.  The increase in working capital from January 29, 2022 primarily reflects higher inventories and accounts receivable and lower trade accounts payable, partially offset by higher borrowings under the revolving credit agreement.  Our current ratio was 0.89 to 1 as of October 29, 2022, compared to 0.81:1 at October 30, 2021 and 0.82:1 at January 29, 2022.  Our debt-to-capital ratio was 47.3% as of October 29, 2022, consistent with October 30, 2021 and January 29, 2022.

We declared and paid dividends of $0.07 per share in the third quarter of both 2022 and 2021.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October 29, 2022, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2022:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
July 31, 2022 - August 27, 2022	—	$—	—	7,205,404

August 28, 2022 - October 1, 2022	844,433	25.71	838,025	6,367,379

October 2, 2022 - October 29, 2022	32,443	25.70	—	6,367,379
Total	876,876	$25.71	838,025	6,367,379
(1)	Includes shares purchased as part of our publicly announced stock repurchase programs and shares that were tendered by employees related to certain share-based awards. The employee shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.
(2)	On September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of 5,000,000 shares of our outstanding common stock. In addition, on March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of an additional 7,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions. The repurchase programs do not have an expiration date. During the thirteen and thirty-nine weeks ended October 29, 2022, the Company repurchased 838,025 and 2,622,845 shares, respectively, under these programs. The Company did not repurchase any shares under these programs during the thirty-nine weeks ended October 30, 2021. As of October 29, 2022, there were 6,367,379 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 29, 2020.
3.2		Bylaws of the Company as amended through May 26, 2022, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 27, 2022.
10.10*	†	Severance Agreement, effective September 12, 2022, between the Company and Jack P. Calandra, filed herewith.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH	†	iXBRL Taxonomy Extension Schema Document
101.CAL	†	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	†	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	iXBRL Taxonomy Presentation Linkbase Document
101.DEF	†	iXBRL Taxonomy Definition Linkbase Document
104	†	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

* Denotes management contract or compensatory plan arrangements.

†  Denotes exhibit is filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: December 6, 2022	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer