Form 10-K
period 2023-01-28
CALERES INC
filed 2023-03-28
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of July 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $844.1 million.

As of February 24, 2023, 35,631,002 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2023.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of March 28, 2023, unless otherwise specified.

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

PART I

ITEM 1BUSINESS

Caleres, Inc. (the "Company"), originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company.  We meet consumers where they want to shop, whether in-store or online.  The Company’s business operations are organized into two reportable segments—Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of our Famous Footwear retail stores, famousfootwear.com and famousfootwear.ca.  The Famous Footwear segment operated 873 stores at the end of 2022, selling primarily branded footwear for the entire family.  The Brand Portfolio segment offers retailers and consumers a carefully cultivated portfolio of leading brands.  This segment is comprised of wholesale operations that designs, develops, sources, manufactures, markets and distributes branded, licensed and private-label footwear primarily to online retailers, national chains, department stores, mass merchandisers and independent retailers, as well as Company-owned Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds stores and e-commerce businesses.  It also includes the Sam Edelman, Naturalizer and Allen Edmonds retail stores, including 63 stores in the United States and 29 stores in China at the end of 2022, and the e-commerce businesses for our Company-owned brands.

Our net sales are comprised of four major categories: women’s footwear, men’s footwear, children’s footwear and clothing and accessories.  The percentage of net sales attributable to each category is as follows:

	2022	2021	2020
Women's footwear	61%	59%	61%
Men's footwear	22%	24%	23%
Children's footwear	11%	11%	10%
Clothing and accessories	6%	6%	6%

FAMOUS FOOTWEAR

Our Famous Footwear segment is one of America’s leading family-branded footwear retailers.  Famous Footwear employs an omni-channel approach to reach consumers wherever they want to shop, including our e-commerce channel through famousfootwear.com and famousfootwear.ca, as well as nearly 900 Famous Footwear retail store locations.  Our core consumers are those who seek leading national brands of athletic, casual and fashion footwear at a value for themselves and their families.

Famous Footwear features a wide selection of brand name athletic, casual and dress shoes for the entire family.  Brands carried include Nike, Skechers, adidas, Vans, Crocs, Converse, Puma, Birkenstock, New Balance, Under Armour, Dr. Martens, Asics, Timberland, Bearpaw, Skechers, and HeyDude, as well as company-owned and licensed brands including LifeStride, Dr. Scholl’s Shoes, Blowfish Malibu and Naturalizer, among others.  Our Company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 6% of the Famous Footwear segment’s net sales.  We work closely with our vendors to provide consumers with fresh product and, in some cases, product exclusively designed for and available only at Famous Footwear.  Famous Footwear’s retail price points typically range from $20 for shoes to $300 for boots.  We believe we have strong relationships with our significant branded footwear suppliers, but the loss of any one or more key suppliers could have a material impact on our Famous Footwear segment and the Company.

Famousfootwear.com and famousfootwear.ca offer an expansive product assortment, beyond what is sold in our retail stores.  Accessible via desktop, tablet and mobile devices, these e-commerce websites help consumers explore product assortments, including items available in local stores, and make purchases. Many of our consumers buy online and pick up product in their local store through Famously Fast Pickup or curbside.  Orders are typically ready within an hour through this convenient service.  Our retail store locations also fulfill approximately two-thirds of all e-commerce orders not picked up in the store.  Leveraging our brick-and-mortar store inventory reduces delivery times, driving an enhanced consumer experience.  We continue to enhance our digital technology and e-commerce platform, as well as add new features to the Famous Footwear Rewards mobile application to deliver a superior experience for our customers who visit Famous Footwear on a mobile device.

Famous Footwear also has an extensive customer loyalty program, Famously You Rewards (“Rewards”), which informs and rewards members with free shipping and bonus points for online purchases, product previews, incentives based upon purchase continuity and other periodic promotional offers.  Our Famous Footwear websites allow members of Rewards to view their points status and purchase history, manage profile settings and engage further with the brand.  Famous Footwear’s mobile app also serves as a hub for Rewards members to shop, find local stores, redeem Rewards certificates and learn about the newest products, latest trends and hottest deals.

Our Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in 49 states, Canada and Guam.  The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2022	2021	2020
Strip centers	566	582	600
Outlet malls	171	175	175
Regional malls	136	137	141
Total	873	894	916

We anticipate that our retail store count in 2023 will be approximately flat to the ending store count for 2022.  New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

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

Famous Footwear’s marketing programs include e-commerce advertising, digital marketing and social media, direct mail and in-store advertisements, all of which are designed to further develop and reinforce the Famous Footwear brand and strengthen our connection with consumers.  We believe the success of our marketing campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns.  In 2022, we spent approximately $62.6 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers.

BRAND PORTFOLIO

Our Brand Portfolio segment offers retailers and consumers a portfolio of leading brands by designing, developing, sourcing, manufacturing, marketing and distributing branded footwear for women, men and children at a variety of price points.  Certain of our branded footwear products are sold under brand names that are owned by the Company and others are developed pursuant to licensing agreements.  Our Brand Portfolio segment also sells footwear on a direct-to-consumer basis through our branded retail stores and e-commerce businesses.

Portfolio of Brands

The following is a listing of our owned brands and licensed products:

Sam Edelman: Since 2004, Sam Edelman has been synonymous with aspirational luxury and on-trend style. Inspired by timeless American elegance, designer Sam Edelman’s innate understanding of the customer translates conceptually into a modern lifestyle informed by rich heritage, creativity and innovation.  Beyond its iconic footwear, Sam Edelman offers an ever-expanding range of product categories to fit the customer’s lifestyle including dresses, ready-to-wear, outerwear, denim, belts, small leather-goods and children’s shoes.  The full range of Sam Edelman product is sold through Sam Edelman retail stores and online at samedelman.com, in addition to department stores, national chains and independent retailers around the world at suggested retail price points from $100 to $300.

Vionic: In 2018, we acquired Vionic to expand our access to the growing contemporary comfort footwear category. Vionic is dedicated to harnessing science, ingenuity and input from medical professionals, athletes and raving fans to make shoes that bring balance to our lives.  The fusion between dynamic movement and grounded stability is how our exclusive Vio Motion Technology solves whole body balance.  Featuring a wide range of silhouettes, premium materials and thoughtful design for women and men, Vionic offers the style you want with the comfort you crave across a vast selection of fashion sneakers, casual and dress options, all-weather boots, sandals and slippers.  The brand is sold online, through independent retailers, television, department stores, national chains and specialty retailers for suggested retail price points from $40 for shoes to $250 for boots.

Naturalizer:  Since 1927, Naturalizer has crafted beautiful and modern styles that look and feel exceptional, inside and out.  Our legendary emphasis on fit and elegant simplicity launched a brand that became known as “the shoe with the beautiful fit.”  Our Naturalizer brand is sold primarily at national chains, online retailers, online at naturalizer.com and naturalizer.ca, department stores, independent retailers and its flagship retail store.  Naturalizer footwear is also distributed through wholesale partners in 34 countries around the world and approximately 45 retail stores.  Suggested retail price points range from $69 for shoes to $240 for boots.

Allen Edmonds: In 2016, we acquired Allen Edmonds to increase our penetration in men’s footwear.  Allen Edmonds, founded in 1922, is a brand of premium men’s footwear, apparel, leather goods and accessories, built on its United States manufacturing heritage.  Allen Edmonds products are available at our 56 Allen Edmonds stores in the United States, online at allenedmonds.com and at select retailers worldwide at suggested retail price points from $245 for shoes to $495 for boots.

LifeStride:  For more than 70 years, LifeStride has created quality footwear for women who value both style and all-day comfort.  LifeStride is made for the woman on-the-go, with SoftSystem comfort in every shoe, so she does not have to sacrifice comfort or style for the price.  The brand is sold in national chains, our Famous Footwear retail stores, online, including lifestride.com, and department stores at suggested retail price points ranging from $60 for shoes to $130 for boots.

Dr. Scholl’s Shoes:  Inspired by its founder, Dr. William Scholl, Dr. Scholl’s Shoes remains forever passionate about creating iconic, effortless footwear for a healthy life.  This footwear reaches consumers at a wide range of distribution channels, including national chains, department stores, mass merchandisers, online, including drschollshoes.com, our Famous Footwear retail stores and independent retailers.  Suggested price points range from $50 for shoes to $190 for boots.  We have a long-term license agreement to sell Dr. Scholl’s Shoes in the United States, Canada and Latin America.

Blowfish Malibu: In 2018, we acquired a controlling interest in Blowfish Malibu and in November 2021, we acquired the remaining interest.  Blowfish Malibu, which was founded in 2005, designs and sells women’s and children’s footwear that captures the fresh youthful spirit and casual living that is distinctively Southern California.  The brand is sold at national chains, our Famous Footwear stores and independent retailers.  Suggested retail price points range from $30 for shoes to $90 for boots.

Franco Sarto:  The Franco Sarto brand embodies timeless, wearable style inspired by the craft and design of Italian footwear. The brand is sold in major national chains, online, including francosarto.com, department stores, specialty retailers, our Famous Footwear retail stores and independent retailers at suggested retail price points from $99 for shoes to $280 for boots.

Rykä: For over 30 years, Rykä has been innovating athletic footwear exclusively for a woman’s foot.  Rykä offers footwear to serve her needs for walking, running and hiking along with lifestyle trends.  The brand is distributed through national chains, online retailers, including ryka.com, independent retailers, department stores, specialty retailers and our Famous Footwear retail stores at suggested retail price points from $80 to $145.

Vince: The Vince women’s shoe collection launched in 2012 and was expanded in 2014 to include the Vince men’s footwear collection.  Vince creates elevated yet understated pieces for every day. The brand is primarily sold in premier department stores, online, national chains and specialty retailers at suggested price points from $275 for shoes to $595 for boots.  We have a license agreement with Vince, LLC to sell Vince footwear through January 2025.

Bzees: Bzees is a comfort brand of machine washable women’s footwear designed to make you feel weightless, energized and free.  The brand is distributed through national chains, department stores, online retailers including bzees.com, independent retailers, specialty retailers and our Famous Footwear retail stores at suggested retail price points from $80 for shoes to $130 for boots.

Veronica Beard: In 2020, we began an exclusive partnership with the American ready-to-wear brand, Veronica Beard, to produce the women’s footwear collection.  The Veronica Beard collection includes styles that strike the balance between cool and classic, taking the consumer from day to night and work to weekend.  The brand is distributed through domestic wholesale partners carrying Veronica Beard ready-to-wear and independent footwear retailers at suggested retail price points ranging from $295 for shoes to $550 for boots.  We have a license agreement to sell footwear through December 2024.

Zodiac: The Zodiac brand was launched in the late 1970s and acquired by us in 2005.  In 2019, we initiated a brand refresh by blending the past with the present to provide authentic, quality footwear that is supremely relevant for today’s modern and expressive consumer lifestyles.  The brand relaunched in 2020 and Zodiac is now available at major national chains, online retailers, including zodiacshoes.com, and our Famous Footwear retail stores at suggested retail price points ranging from $49 for sandals to $149 for boots.

Wholesale

Within our Brand Portfolio segment, our brands are distributed on a wholesale basis to approximately 4,600 retailers, including online retailers, national chains, department stores, mass merchandisers and independent retailers throughout the United States and Canada, as well as approximately 70 other countries (including sales to our retail operations).  Our most significant wholesale customers include Famous Footwear and many of the nation’s largest retailers, including online retailers such as Amazon.com, Nordstrom.com, Macys.com and Zappos.com; national chains such as Nordstrom Rack, DSW, TJX Corporation (including TJ Maxx and Marshalls), Kohl’s and Ross Stores; department stores such as Nordstrom, Macy’s and Dillard’s; mass merchandisers such as Walmart; and independent retailers such as Qurate Retail Group, which operates QVC, Home Shopping Network and Zulily.  Many of these wholesale customers also sell our products through their own websites.  In these arrangements, orders are typically fulfilled on a drop-ship basis from our logistics network.  We also sell product to a variety of international retail customers and distributors.  The loss of any one or more of our significant customers or brands could have a material impact on our Brand Portfolio segment and the Company.

Our Brand Portfolio segment sold approximately 37 million pairs of shoes on a wholesale basis, either landed or first-cost, during 2022.  Products sold under license agreements accounted for approximately 12% of the sales of the Brand Portfolio segment in 2022, 13% of the segment’s sales in 2021 and 15% of the segment’s sales in 2020.  Caleres also receives license revenue from third parties related to certain owned brands, for use in connection with other brand-enhancing non-footwear product categories.

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

We also operate retail stores for certain brands, including Allen Edmonds, Sam Edelman and Naturalizer.  The number of our Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2022	2021	2020
Allen Edmonds	56	61	69
Sam Edelman	34	23	21
Naturalizer	2	2	80
Total	92	86	170

At the end of 2022, we operated 56 Allen Edmonds stores in the United States, each averaging approximately 1,550 square feet.  We expect to open approximately two new stores and close approximately one Allen Edmonds store in 2023, as we continue to align our real estate and e-commerce strategies.  We operated six Sam Edelman stores in the United States, each averaging approximately 2,200 square feet, and 28 stores in China at the end of 2022.  After closing the majority of our Naturalizer retail stores at the beginning of 2021, we ended the year with one flagship Naturalizer store in the United States and one store in China.  We anticipate expanding our Sam Edelman presence in China in 2023 with the opening of approximately nine new stores.

Marketing

We continue to build on the recognition of our portfolio of brands to create differentiation and consumer loyalty.  Our marketing teams are responsible for the development and implementation of innovative marketing programs that serve the consumer facing needs of our portfolio of brands as well as that of our retail partners.  In 2022, we spent approximately $62.3 million in advertising and marketing support for our Brand Portfolio segment, including digital marketing and social media, consumer media advertising, print, production, product placement, in-store displays and trade shows.  The marketing teams are also responsible for driving the development of branding and content for our brand websites.  We continually focus on enhancing the effectiveness of these marketing efforts through consumer insights, market research, product development and marketing communications that collectively address the ever-changing lives and needs of our consumers.  Our marketing teams are instrumental in continuing to drive growth in e-commerce sales, producing relevant and purpose-driven brand positioning and creating meaningful connections with consumers that have increased awareness and loyalty across our portfolio.  We continue to leverage consumer insights and data to inform marketing initiatives to capture a greater share of our target consumers’ spend as well as reach new audiences with a high propensity to purchase our products.

Product Development Operations

We maintain design and product development teams for our brands in Clayton, Missouri; Dongguan, China; Putian, China; San Rafael, California; New York, New York; Port Washington, Wisconsin and Culver City, California, as well as other select fashion locations, including Florence, Italy.  These teams, which include independent designers, are responsible for the creation and development of new product styles.  Our designers monitor trends in fashion footwear and apparel and work closely with retailers to identify consumer footwear preferences.  Our design teams create collections of footwear, and our sourcing and product development offices convert those designs into new footwear styles.  We operate a sample-making facility in Dongguan, China that allows us to have greater control over our product development in terms of accuracy, execution and speed-to-market.  Our long-range plans include further expansion into new markets outside of China, particularly those in Vietnam, and continuing to drive excellence in product value and execution in a rapidly changing manufacturing landscape.

Sourcing and Manufacturing Operations

In 2022, the sourcing operations sourced approximately 35.4 million pairs of shoes through a global network of third-party independent footwear manufacturers.  The majority of our footwear sourced is provided by approximately 63 manufacturers operating approximately 116 manufacturing facilities.  In certain countries, we use agents to facilitate and manage the development, production and shipment of product.  We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships, as well as steps we have taken to digitize many aspects of our end-to-end supply chain processes to enable mutually beneficial workload efficiency, visibility and agility.  While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.  Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style.

The following table provides an overview of our sourcing by country in 2022:

Millions of
Country	Pairs
China	24.0
Vietnam	8.6
Cambodia	1.1
India	0.6
Other	1.1
Total	35.4

While we source the majority of our footwear from independent footwear manufacturers, we also maintain and operate manufacturing facilities in Port Washington, Wisconsin and Santiago, Dominican Republic.  These facilities manufacture footwear and certain accessories for our Allen Edmonds brand.  We believe operating our own manufacturing facilities in North America provides us with greater control over the quality and craftsmanship that are essential to the iconic Allen Edmonds brand.  In addition, our Port Washington facility serves our recrafting operations, which furthers our commitment to sustainability.  Our recrafting operations allow the Allen Edmonds consumer to extend the life of their footwear, restoring their shoes to nearly their original state.  Most styles can be recrafted twice, and some can be recrafted three times.

Backlog

At January 28, 2023, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $284.6 million, compared to $452.4 million as of January 29, 2022.  Most orders are for delivery within the next 90 to 120 days.  Orders are subject to cancellation; however, with the exception of the cancellations we experienced in 2020 associated with the impact of the coronavirus pandemic on our wholesale partners, we have not experienced significant cancellations of orders.  The decrease in our backlog order levels reflects the return of the global supply chain back to pre-pandemic efficiency, as well as more conservative buying by our wholesale customers as they more tightly manage their inventory levels.  In addition, due to supply chain constraints during 2021, retailer inventory was lower and backlog levels were higher at January 29, 2022.

The backlog at any particular time is affected by a number of factors, including supply chain disruptions, seasonality and capacity shifts at international manufacturers.  Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

Human Capital Management

As of January 28, 2023, we had approximately 9,300 employees, including 5,300 full-time and 4,000 part-time.  In the United States, there were no employees subject to union contracts.  In Canada, we employ approximately 17 warehouse employees under a union contract, which will expire in October 2025.  The Company’s success depends on our ability to attract, develop, motivate and retain qualified management, administrative, product design and development and sales and marketing personnel to support existing operations and future growth.  Since our founding in 1878, we have been all about the right fit.  But it starts in the heart – right within our Company’s culture.  Our values – Passion, Accountability, Curiosity, Creativity and Caring, inform how we work, how we treat one another and how we live our mission.

Compensation Programs and Employee Benefits

We believe that pay, benefits and incentives make up the total rewards package and provide employees and their families with financial protection and security for the future.  Our compensation programs are designed to encourage and reward our executives and associates for superior performance and drive long-term shareholder value.  We offer a comprehensive benefits package to our associates that provides, among other benefits, competitive salaries and wages; comprehensive health insurance coverage to eligible employees; retirement plans; education assistance; paid time off; parental bonding leave; adoption benefits; and charitable giving opportunities through the Caleres Cares Charitable Trust, including volunteer opportunities and our matching gift program.

Health and Safety

Our associates make health and safety a daily priority at our stores, distribution centers, offices and factories.  Newly hired associates are required to attend health and safety training as part of the onboarding process and they receive a variety of relevant training and information throughout the year.  Our guidelines cover many common elements such as physical safety and security, workplace violence, emergency procedures, incident reporting protocols, first aid and other general health and safety topics.  All of our retail associates receive training in accordance with our Occupational Health and Safety Program, which provides for both their safety and that of our customers.  Our corporate offices support the well-being of our associates with on-site amenities such as a fitness center and a registered dietician that is available for consultations.

Diversity, Equity and Inclusion

Caleres was founded on the insight that people are unique, and we are proud of our inclusive and collaborative environment where differences are celebrated.  We believe that Caleres should be as diverse as the people and communities we serve.  We are committed to recruiting talented individuals from all backgrounds, ethnicities, genders, lifestyles and belief systems and developing diverse candidate slates for every open position with leadership accountability.  Our Diversity, Equity and Inclusion Council is focused on elevating awareness of diversity, equity and inclusion through its educational communications and events, as well as trainings provided to our associates throughout the year.  In addition, our commitment to diversity, equity and inclusion is reflected in our Board of Directors.  As of January 28, 2023, we had 11 directors, of which 55% are female and 18% are racially and ethnically diverse.

Environmental, Social and Governance (“ESG”) Initiatives

Our ESG initiatives are an important component of our enterprise risk management program.  Our long-standing pledge to quality craftmanship includes creating sustainable and lasting value for all of our stakeholders by governing and operating with integrity and transparency and by pursuing ambitious ESG targets.  Our ESG Steering Committee is responsible for developing programs, goals and metrics to support our ESG initiatives.  We conducted an assessment to determine those areas of our operations that are most important to Caleres and our stakeholders, which in turn guided the framework for our ESG initiatives.

Many of our ESG goals focus on high impact areas of opportunity, such as the materials that are used in our products, their byproducts and supply chain labor standards.  We are striving to use environmentally preferred materials to produce all our products and packaging, and we will ensure all of our strategic factories around the world comply with leading global work standards.  In April 2022, we published our second ESG report, which was once again nationally recognized on Newsweek’s Most Responsible Companies list and ranked 11th in the consumer goods category.  The report detailed our ESG strategy and provided our goals for sustainable products and practices and highlighted our progress toward our identified target goals, which we seek to achieve by 2025.  Our ESG reports may be accessed at www.caleres.com/about/esg.  The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.  We expect to publish another ESG report in April 2023.

Competition

With many companies operating traditional brick-and-mortar retail shoe stores and departments and e-commerce businesses, we compete in a highly fragmented market.  In addition, the continuing consumer shift to online and mobile shopping has increased price competition and requires retailers to lower shipping costs charged to customers, improve shipping speeds and optimize mobile platforms.  Our competitors include local, regional and national shoe store chains, department stores, discount stores, mass merchandisers, numerous independent retail operators of various sizes and e-commerce businesses.  Quality of products and services, store location, trend-right merchandise selection and availability of brands, pricing, marketing, advertising and consumer service are all factors that impact retail competition.

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

Seasonality

Our business is seasonal in nature due to consumer spending patterns with higher back-to-school and holiday season sales. Although the third fiscal quarter has historically accounted for a substantial portion of the Company’s earnings for the year, we have experienced more equal distribution among the quarters in recent years.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person.  There is no family relationship between any of the named persons.  The terms of the following executive officers will expire in May 2023 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	67	Executive Chair
John W. Schmidt	62	President, Chief Executive Officer and Director
Thomas C. Burke	55	Senior Vice President, General Counsel and Secretary
Jack P. Calandra	55	Senior Vice President, Chief Financial Officer
Michael R. Edwards	52	Division President – Famous Footwear
Daniel R. Friedman	62	Chief Sourcing Officer
Todd E. Hasty	50	Senior Vice President, Chief Accounting Officer
Willis D. Hill	51	Senior Vice President, Chief Information Officer
Douglas W. Koch	71	Senior Vice President, Strategic Projects
Jennifer S. Olsen	53	Chief Marketing Officer
Mark A. Schmitt	59	Senior Vice President, Chief Logistics Officer

The period of service of each officer in the positions listed and other business experience are set forth below.

Diane M. Sullivan, Executive Chair since January 2023. Chief Executive Officer and Chairman of the Board of Directors from February 2014 to January 2023.  President and Chief Executive Officer from May 2011 to November 2020.  President and Chief Operating Officer from March 2006 to May 2011.  President from January 2004 to March 2006.

John W. Schmidt, President, Chief Executive Officer and Director since January 2023.  President from December 2020 to January 2023.  Division President – Brand Portfolio from October 2015 to December 2020. Division President – Contemporary Fashion Brands from January 2011 to September 2015.  Senior Vice President, Better and Image Brands from January 2010 to January 2011.  Senior Vice President and General Manager, Better and Image Brands from March 2008 until January 2010.  Various positions, including Vice President, President, Group President of Wholesale Footwear for Nine West Group from September 1998 to February 2008.

Thomas C. Burke, Senior Vice President, General Counsel and Secretary since August 2016.  Vice President, Legal from December 2015 to August 2016.  Deputy General Counsel from March 2012 to December 2015.  Various positions at the Company, including Associate General Counsel and Director, Talent Management, from March 2001 to March 2012.

Jack P. Calandra, Senior Vice President, Chief Financial Officer since September 2022.  Chief Financial Officer of a.k.a. Brands in 2021.  Executive Vice President, Chief Financial Officer and Treasurer of Tailored Brands, Inc. from 2017 to 2020.  Various executive finance positions, including Senior Vice President Corporate Finance and Investor Relations with Gap, Inc., from 2005 to 2016.

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

MACROECONOMIC AND INDUSTRY RISKS

Inflationary pressures may adversely impact our business operations and financial condition.

Inflationary pressures in the United States and the global economy such as rising interest rates, higher product and transportation costs and wage inflation, as well as fears of a recession, are creating a complex and challenging retail environment that may impact discretionary spending.   The extent and duration of these pressures are uncertain and may limit our ability to meet incremental consumer demand, potentially impacting our net sales.  In addition, declines in consumer spending may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, pricing pressure and lower gross margins.  Macroeconomic factors, such as inflationary pressures and volatility in interest rates, also impact a number of accounting estimates, including impairment calculations, the value of inventory measured using the last-in, first out (“LIFO”) method, and other estimates that utilize fair value.  These macroeconomic factors could result in incremental volatility in certain valuations and provisions required in the Company’s financial statements.

Supply chain disruptions may adversely impact our gross margin and earnings.

A disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales and increased supply chain costs.  The lingering effects of the coronavirus (“COVID-19”) pandemic have resulted in supply chain disruptions and labor instability.  Vessel, container and other transportation shortages, labor shortages and port congestion have in the past delayed inventory orders and, in turn, deliveries to our wholesale customers and availability in our retail stores and e-commerce sites.  In addition, the vast majority of our products pass through the United States west coast ports and any slowdown or stoppage relating to labor agreement negotiations may further delay the receipt of inventory or increase costs.  The extent to which COVID-19, including the emergence of additional variants, will continue to impact our supply chain and business operations will depend on future developments, which are highly uncertain and cannot be predicted.

Consumer demand for our products may be adversely impacted by economic conditions and other factors.

Worldwide economic conditions continue to be uncertain.  Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including inflation, concerns of a recession, rising interest rates, fiscal policy, the changing tax and regulatory environment, minimum wage rates and regulations, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions and the economic consequences of military action or terrorist activities, such as the heightened geo-political tensions between China and Taiwan and the potential impact of sanctions on the domestic and global economy.  Consumer sentiment, including a preference for products made in the United States, may be impacted by the war in Eastern Europe, which may impact demand for our products that are sourced internationally.  In addition, with the majority of our supply originating in China, any significant negative development related to relations between United States and China may adversely impact the demand for our products sourced from China.  Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. As a result, our customers may choose to purchase fewer of our products or purchase the lower priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

If we are unable to anticipate and respond to consumer preferences and fashion trends and successfully apply new technology, we may not be able to maintain or increase our net sales and earnings.

The footwear industry is subject to rapidly changing consumer shopping preferences and patterns and fashion trends.  Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change.  In addition, as consumers increasingly embrace online and mobile shopping, retailers have been required to lower shipping costs charged to customers, improve shipping speeds and optimize mobile platforms.  The trend toward online and mobile shopping has also increased the volume of smaller shipments, including single-pair shipments, from our warehouses.  The increased volume of smaller shipments has resulted in higher average distribution costs, including both shipping and processing costs incurred at our distribution centers.  In addition, an increase in the volume of e-commerce sales, which have higher return rates than in-store sales, may in turn lead to higher shipping and processing costs.  The success of both our wholesale and retail operations depends largely on our ability to anticipate, understand and react to these changing consumer shopping patterns.  If we fail to respond to changes in consumer shopping patterns, demands and fashion trends, develop new products and designs, and implement effective, responsive merchandising and distribution strategies and programs, we could experience lower sales, excess inventories and lower gross margins, any of which could have an adverse effect on our results of operations and financial condition.

Certain branded suppliers are becoming more selective in their distribution channels.  The loss of one or more of our major branded suppliers may adversely impact our business, results of operations, financial condition and cash flows.

Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. Products purchased from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 23% of consolidated net sales in 2022.  As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms.  While we believe we have positive working relationships with our current suppliers, the loss of any of our major suppliers or product developed exclusively for our

Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions, including the impact of the war in Eastern Europe, heightened tensions between China and Taiwan and the impact of COVID-19 in Southeast Asia, may adversely impact our suppliers.  If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

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

In addition, with the growing trend toward retail trade consolidation, including store count reductions at major retail chains, and consumers’ preference for online shopping, we and our wholesale customers increasingly depend upon a reduced number of key retailers whose bargaining strength is growing.  This consolidation may result in the following adverse consequences:

●	Our wholesale customers may seek more favorable terms for their purchases of our products, which could limit our ability to raise prices, recoup cost increases or achieve our profit goals.
●	The number of stores that carry our products could decline, thereby exposing us to a greater concentration of accounts receivable risk and negatively impacting our brand visibility.

We also face the following risks with respect to our customers:

●	Our customers could develop in-house brands or use a higher mix of private-label footwear products, which may negatively impact our sales.
●	As we sell our products to customers and extend credit based on an evaluation of each customer’s financial condition, the financial difficulties, including bankruptcy, of a customer could cause us to stop doing business with that customer, reduce our business with that customer or be unable to collect from that customer.
●	Since we transact primarily in United States dollars, our international customers could purchase from competitors who will transact business in their local currency.
●	If our customers experience significant downturns or disruptions in their business, or file for bankruptcy, they may reduce their purchases of our products.
●	Retailers are directly sourcing more of their products directly from international manufacturers and reducing their reliance on wholesalers, which could have a material adverse effect on our business and results of operations.

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

Our quarterly sales and earnings may fluctuate, which may result in volatility in, or a decline in, our stock price.

Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control, including the following:

●	Our Famous Footwear retail business is seasonally weighted to the back-to-school season, which primarily falls in our third fiscal quarter. As a result, the success of our back-to-school offering, which is affected by our ability to anticipate consumer demand and fashion trends, could have a disproportionate impact on our full year results.
●	In our wholesale business, sales of footwear are dependent on orders from our major customers, and they may change delivery schedules, change the mix of products they order or cancel orders without penalty.
●	Our wholesale customers have increasingly shifted toward lower initial orders and more replenishment and drop ship orders, which may result in shifts of sales between quarters.
●	Our estimated annual tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter.
●	Our earnings are also sensitive to a number of factors that are beyond our control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, consumer sentiment and currency exchange rate fluctuations.

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

Although we purchase most of our products from international manufacturers in United States dollars and otherwise may engage in foreign currency hedging transactions from time to time, we may experience cost variations with respect to exchange rate changes.  Currency exchange rate fluctuations may also adversely impact third parties who manufacture the Company’s products by making their purchases of raw materials or other production costs more expensive and more difficult to finance, resulting in higher prices and lower margins for the Company and its distributors.

OPERATIONAL RISKS

We rely primarily on international sources of production, which subjects our business to risks associated with international trade.

We rely primarily on international sourcing for our footwear products through third-party manufacturing facilities located outside the United States.  As is common in the industry, we do not have any long-term contracts with our third-party international manufacturers.  International sourcing is subject to numerous risks, including trade relations, work stoppages, transportation delays (including delays at international and domestic ports) and costs (including customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), domestic and international political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict, changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act) and geo-political events, such as the current war between Russia and Ukraine and increased tensions between China and Taiwan.  Supply chain disruptions and port congestion have in the past delayed receipt of inventory and this could occur again in the future.  Delayed inventory receipt could delay deliveries to our wholesale customers, and reduce availability in our stores and e-commerce websites, which could adversely impact our financial results.  In addition, the imposition of tariffs or other costs on imported products may result in an increase in product prices, which may in turn adversely impact our gross margins if we are unable to mitigate the impact of the costs.  At the same time, potential changes in manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

●	Manufacturing capacity may shift from footwear to other industries with manufacturing margins that are perceived to be higher.
●	Some footwear manufacturers may face labor shortages as workers seek better wages and working conditions in other industries or locations.

As a result of these risks, there can be no assurance that we will not experience reductions in available production capacity, increases in our product costs, late deliveries or terminations of our supplier relationships.  Furthermore, these sourcing risks are compounded by limited diversification in the geographic location of our international sourcing and manufacturing.  Approximately 68% of the footwear we sourced in 2022 was from China.  With the majority of our supply originating in China, a substantial portion of our supply could be at risk in the event of any significant negative development related to relations between United States and China.

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

Our computer network and systems are essential to all aspects of our operations, including design, pricing, production, accounting, reporting, forecasting, ordering, manufacturing, transportation, marketing, sales and distribution.  Our ability to manage and maintain our inventory and to deliver products in a timely manner depends on these systems.  With the continued growth in e-commerce direct-to-consumer sales, any system disruption may result in an adverse impact to our operations.  If any of these systems fails to operate as expected, we experience problems with transitioning to upgraded or replacement systems, we fail to realize the expected return on our technology investment, a breach in security occurs or a natural disaster interrupts system functions, we may experience delays in product fulfillment, reduced efficiency in our operations, or delays in reporting our financial results to investors, or we may be required to expend significant capital to correct the problem, which may have an adverse effect on our results of operations and financial condition.

A cybersecurity breach may adversely affect our sales and reputation.

We routinely possess sensitive consumer and associate information and periodically provide it to third parties for analysis, benefit distribution or compliance purposes.  Consumers are also increasingly using mobile devices and applications to shop online and do comparison shopping.  Additionally, following the pandemic, a large portion of our Corporate employees shifted to a hybrid work schedule and are working remotely, which may result in heightened cybersecurity risk.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.  While we believe we have taken reasonable and appropriate steps to protect sensitive information, hackers and data thieves operate sophisticated, large-scale attacks that could breach our information systems, despite ongoing security measures.  In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data.  Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

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

We currently use several leased distribution centers, which serve as the source of replenishment of inventory for our footwear stores and e-commerce websites operated by our Famous Footwear and Brand Portfolio segments and serve the wholesale operations of our Brand Portfolio segment.  Our success depends on our ability to handle the high volume of e-commerce sales and single pair shipments, which requires significant capital to operate with a greater level of sophistication and automation, as well as higher processing and distribution costs.  We may be unable to successfully manage, negotiate or renew our distribution center leases, or we may experience complications with respect to our distribution centers, such as substantial damage to, or destruction of, such facilities due to natural disasters.  In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis.  The effective operation of our distribution centers may also be impacted by wage inflation, labor shortages and disruptions to the supply chain.

Our success depends on our ability to retain senior management and recruit and retain other key associates.

Our success depends on our ability to attract, retain and motivate qualified management, administrative, product development, marketing and sales personnel to support existing operations and future growth.  In addition, our ability to successfully integrate acquired businesses often depends on our ability to retain incumbent personnel, many of whom possess valuable institutional knowledge and operating experience.  Competition for qualified personnel in the footwear industry is intense and we compete for these individuals with other companies that in many cases have superior financial and other resources. The loss of the services of any member of our senior management or key associates, the inability to attract and retain other qualified personnel or the inability to effectively transition positions could adversely affect the sales, design and production of our products as well as the implementation of our strategic initiatives.  Also, we have recently experienced changes in key senior management personnel, including our chief executive officer and chief financial officer.  Management transitions may create uncertainty, and if we do not successfully manage the transition, it could be disruptive to our daily operations or impact public or market perception, which could negatively impact our ability to operate effectively and have an adverse impact on our business.

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

Our ability to maintain our reputation is integral to the success of our business.  Failure to maintain quality merchandise and quality customer service may damage our reputation.  The consumer’s perception of us, our stores and our brands, whether justified or not, could harm our reputation.  Our success depends, in part, on our ability to keep existing consumers, while also attracting new consumers, and a damaged reputation will hinder that ability.

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

Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment.  Rewards members earn points toward certificates for qualifying purchases. Upon reaching specified point values, members are issued a Rewards certificate, which may be redeemed for purchases at Famous Footwear.  Approximately 77% of our 2022 sales within the Famous Footwear segment were generated by our Rewards members.  If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

Transitional challenges with acquisitions and divestitures could result in unexpected expenditures of time and resources.

As part of our business strategy, we periodically pursue acquisitions of other companies or businesses, as well as divestitures of our businesses.  Although we review the financial results and records of acquisition candidates, the review may not reveal all existing or potential problems.  As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated expenses and liabilities related to the acquisition.  Acquisitions may also cause us to incur debt, write-offs of goodwill or intangible assets if the business does not perform as well as expected and substantial amortization expenses associated with other intangible assets.  We face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses.  We also face the risk that we will not be able to integrate acquisitions into our existing operations or divest our businesses effectively without substantial expense, delay or other operational or financial problems.  Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems.  We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

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

Our commitments and shareholder expectations relating to environmental, social and governance ("ESG") considerations may expose us to liabilities, increased costs, reputational harm, and other adverse effects on our business.

We are increasingly focused on ESG considerations relating to our business, including greenhouse gas emissions, human and civil rights and diversity, equity and inclusion. New laws and regulations in these areas have been proposed and may be required to be adopted, and the criteria used by regulators and other relevant stakeholders to evaluate our ESG practices, capabilities, and performance may change rapidly, which in each case could require us to undertake costly initiatives or operational changes. Non-compliance with these emerging rules or standards or a failure to address regulator, stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, suppliers and commercial partners, failure to retain and attract talent, lower valuation and higher investor activism activities. Managing these considerations and implementing these goals and initiatives involves risks and uncertainties, including increased costs, and often depends on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced ESG goals and initiatives, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve ESG goals and initiatives, as well as to manage ESG risks, adhere to public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

Trademarks

We believe that our trademarks and trade names are important to our success and competitive position because they create a market for our products and distinguish our products from other products.  We cannot, however, guarantee that we will be able to secure protection for our intellectual property in the future or that such protection will be adequate for future operations.  Furthermore, we face the risk of ineffective protection of intellectual property rights in jurisdictions where we source and distribute our products, some of which do not protect intellectual property rights to the same extent as the United States.  If we are unsuccessful in challenging a party’s products on the basis of infringement of our intellectual property rights, continued sales of these products could adversely affect our sales, devalue our brands and result in a shift in consumer preference away from our products.  We may face significant expenses and liability in connection with the protection of our intellectual property rights, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition could be adversely affected.

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

The Fifth Amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on October 5, 2026, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $500.0 million in accordance with the terms of the Credit Agreement.  In addition, the Credit Agreement provides for an increase at the Company’s option by up to $250.0 million.  If one or more of the financial institutions participating in the Credit Agreement were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution may not be available to us.  In addition, as of January 28, 2023, total borrowing availability under the Credit Agreement was $181.9 million.  Failure to meet our debt covenants under the Credit Agreement may require the Company to seek waivers or amendments of the debt covenants, alternative or additional sources of financing or reduce expenditures.  In addition, borrowings under our Credit Agreement bear interest at variable rates.  As a result, increases in interest rates, such as those we are currently experiencing in this rising interest rate environment, could require a greater portion of our cash flow to be used to pay interest, which will negatively impact our net income and cash flow from operations.

ITEM 1BUNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 2PROPERTIES

We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada, China and Guam and involve the operation of 965 retail stores.  All store locations, excluding our Perth, Ontario outlet center, are leased, with approximately 35% of them having renewal options. The footwear sold through our domestic wholesale business is primarily processed through our leased distribution centers in Chino, California and Lebanon, Tennessee.

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

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.”  As of January 28, 2023, we had 3,622 shareholders of record.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchases of common stock during the fourth quarter of 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of	Yet Be
Fiscal	of Shares	Paid per	Publicly Announced	Purchased Under
Period	Purchased (1)	Share (1)	Program (2)	the Program (2)
October 30, 2022 - November 26, 2022	3,409	$26.02	—	6,367,379
November 27, 2022 - December 31, 2022	22,251	22.22	—	6,367,379
January 1, 2023 - January 28, 2023	—	—	—	6,367,379
Total	25,660	$22.72	—	6,367,379
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock and stock performance awards.
(2)	On September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the purchase of up to 5,000,000 shares of our outstanding common stock. In addition, on March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of an additional 7,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions. Under these programs, the Company repurchased 2,622,845 shares during 2022 and 661,265 shares during 2021. As of January 28, 2023, there were 6,367,379 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our debt agreements.

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

Our fiscal year ends on the Saturday nearest to each January 31.  Accordingly, share prices are as of the last business day in each fiscal year.  The graph assumes that the value of the investment in our common stock and each index was $100 at February 3, 2018.  The graph also assumes that all dividends were reinvested and that investments were held through January 28, 2023.  These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Comparison of 5 Year Cumulative Total Return*
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
02/03/2018
02/02/2019
02/01/2020
01/30/2021
01/29/2022
01/28/2023
Caleres, Inc.
Peer Group
S&P SmallCap 600

*$100 invested on February 3, 2018 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023
Caleres, Inc.	$100.00	$103.75	$62.27	$55.99	$86.62	$95.40
Peer Group	100.00	96.66	103.03	95.40	112.10	106.07
S&P© SmallCap 600 Stock Index	100.00	100.35	107.00	131.80	142.77	142.43

ITEM 6RESERVED

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview

We are a global footwear company that operates retail shoe stores and e-commerce websites, and designs, develops, sources, manufactures and distributes footwear for people of all ages.  Our mission is to inspire people to feel great...feet first.  We offer the consumer a diversified portfolio of leading footwear brands built on deep consumer insights generating unwavering consumer loyalty and trust.  As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points.  We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels.  A combination of thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands.  Our business strategy is focused on continued market share gains, investments in technology, and sustainability, while remaining focused on meeting changing consumer demand.

Famous Footwear

Our Famous Footwear segment includes nearly 900 Famous Footwear stores, famousfootwear.com and famousfootwear.ca in Canada.  Famous Footwear, which is one of America’s leading family–branded footwear retailers, was founded on a simple idea: that everyone deserves to feel the joy that comes from a new pair of shoes.  Our focus for the Famous Footwear segment is on meeting the needs of a well-defined consumer by providing an assortment of trend-right, brand-name fashion, casual and athletic footwear at a great price.

During 2022, we continued to execute on our three-pronged strategy, which concentrates on merchandising, marketing and consumer experience.  We remained focused on increasing the opportunity between Famous Footwear and the brands within our Brand Portfolio segment, such as LifeStride, Dr. Scholl’s Shoes, Blowfish Malibu and Naturalizer, among others.  We also have focused on offering the consumer a balanced assortment of athletic, sport and fashion styles from well-known brands.  We tightly managed our inventory levels in 2022, reducing SKU counts and amplifying key product trends and items to drive sales volume.  As we work to evolve our product offerings, we are testing and adding new and emerging brands across various categories to meet the shifting preferences and behaviors of the consumer, which we believe may attract new Famous Footwear consumers while providing the current consumer with additional options.  We believe our children’s business is a key competitive differentiator, and we view this offering as a future growth opportunity.  We are also optimizing our media investment to acquire new consumers, reactivate previous consumers and retain existing Famous Footwear consumers.  While we understand that consumers are still navigating an uncertain macro environment, we continue to believe that Famous Footwear is exceptionally well-positioned to compete and excel, despite these headwinds, due to its leadership position with the family, leading assortment of national brands, nationwide retail locations in key markets and enhanced consumer experience in stores and online.

Brand Portfolio

Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns.  The segment is comprised of the Sam Edelman, Vionic, Naturalizer, Allen Edmonds, LifeStride, Dr. Scholl’s Shoes, Blowfish Malibu, Franco Sarto, Rykä, Vince, Bzees, Veronica Beard and Zodiac brands.  Through these brands, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace.  We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.  Our Brand Portfolio segment operates 63 retail stores in the United States for our Allen Edmonds, Sam Edelman and Naturalizer brands.  This segment also includes our e-commerce businesses that sell our branded footwear.  We also operate a joint venture, which expands our international presence by distributing our Sam Edelman and Naturalizer brands through e-commerce sites and 29 retail stores in China.

Known Trends Impacting Our Business

Inflationary pressures, including higher product, retail facility and parcel freight costs, wage inflation and the rising interest rate environment, continued to impact our financial results during 2022. The price increases we began implementing in the second half of 2021 mitigated the majority of the inflationary pressures related to product costs. Macroeconomic factors, such as inflationary pressures and volatility in interest rates, also impact a number of accounting estimates, including impairment calculations, the value of inventory measured using the LIFO method, and other estimates that utilize fair value. These macroeconomic factors could result in incremental volatility in certain valuations and provisions required in the Company’s financial statements. In addition, ongoing general inflation and macroeconomic challenges continue to impact consumer sentiment and may result in lower consumer spending and a more promotional environment in 2023.

Financial Highlights

The following is a summary of the financial highlights for 2022:

●	Consolidated net sales increased $190.5 million, or 6.9%, to $2,968.1 million in 2022, compared to $2,777.6 million last year. Net sales of our Brand Portfolio segment increased $241.8 million, or 22.4%, compared to

2021, driven by strong sales from nearly all of our brands. Our Famous Footwear segment continued its strong performance with net sales of $1,705.1 million.
●	Consolidated gross profit increased $57.6 million, or 4.7%, to $1,284.9 million in 2022, compared to $1,227.3 million last year. Our gross profit margin decreased to 43.3% in 2022, compared to 44.2% in 2021.
●	Consolidated operating earnings increased to $214.3 million in 2022, compared to $205.8 million last year.
●	Consolidated net earnings attributable to Caleres, Inc. were $181.7 million, or $4.92 per diluted share, in 2022, compared to $137.0 million, or $3.56 per diluted share, last year.

The following items should be considered in evaluating the comparability of our 2022 and 2021 results:

●	Deferred tax valuation allowances – As a result of the significant loss before income taxes in 2020 driven by the impairment of goodwill and intangible assets during the pandemic, we entered into a three-year cumulative loss position for federal, state and certain international jurisdictions. At that time, we increased our valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of our deferred tax assets in those jurisdictions. During 2021, our net deferred tax asset increased, which required incremental valuation allowances of $4.0 million ($0.10 per diluted share). The increase in the net deferred tax asset was primarily related to operating losses at our Canadian business division, which were driven by exit-related costs associated with the Naturalizer retail stores during the first quarter of 2021. We have experienced strong earnings before income taxes in both 2021 and 2022, but remain in a cumulative loss position at the end of fiscal 2022. During 2022, our net deferred tax asset position declined. As a result, we released approximately $17.4 million ($0.47 per diluted share) of valuation allowances on deferred tax assets in 2022.
●	Organizational changes – During 2022, we incurred costs of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) related to a CFO transition at our corporate headquarters, with no corresponding costs during 2021. Refer to Note 4 to the consolidated financial statements for further discussion.
●	Blowfish Malibu mandatory purchase obligation – In July 2018, we acquired a controlling interest in Blowfish Malibu. As further discussed in Note 4 to the consolidated financial statements, the remaining interest in Blowfish Malibu was subject to a mandatory purchase obligation after a three-year period, based on an earnings multiple formula. During 2021, we recorded fair value adjustments of $15.4 million ($11.5 million on an after-tax basis, or $0.30 per diluted share), which are presented as interest expense, net in the consolidated statements of earnings (loss). The mandatory purchase obligation of $54.6 million was settled during the fourth quarter of 2021. There were no corresponding charges in 2022.
●	Brand Portfolio – business exits – In 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations. These charges primarily represented lease termination and other store closure costs, including employee severance, for the Naturalizer stores closed in 2021 and are reflected as restructuring and other special charges. There were no corresponding charges in 2022. Refer to Note 4 to the consolidated financial statements for further discussion.

Financial Outlook

We believe the success of the structural changes we have made in recent years will enable us to deliver a new baseline of earnings per share in the future.  In 2023, we will focus on several key areas that we believe will enable us to win in the marketplace, despite inflationary pressures, higher interest rates and the ongoing uncertainty in the macro environment.

●	We will work to align our product assortment, store experience, digital presence and marketing approach to the needs of the “millennial family” at Famous Footwear.
●	We will continue to balance the product mix at Famous Footwear to align the athletic versus non-athletic offerings to consumer demand.

●	We intend to capitalize on the strength of our lead brands within our Brand Portfolio segment, including Sam Edelman, Vionic, Allen Edmonds and Naturalizer.
●	We plan to leverage our shared centers of knowledge around design and innovation, digital, marketing, analytics, and sourcing and logistics, which we believe will unlock growth opportunities and increase operating margin.

We believe we are uniquely positioned to meet consumer needs and capture growth across trending footwear categories.  We are confident that the investments we have made, the strategic priorities we have set in motion, and our strengthened financial position and potential for ongoing strong cash generation will enable us to reduce our revolver borrowings and create long-term value for our shareholders.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Comparable sales

The comparable sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though many retailers may calculate the metric differently.  Management uses the comparable sales metric as a measure of an individual store’s success to determine whether its sales performance is consistent with expectations.  Our comparable sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open at least 13 months.  In addition, in order to be included in the comparable sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores (including temporary store closures related to the pandemic) are excluded from the comparable sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the comparable sales calculation.  We believe the comparable sales metric is useful to shareholders and investors in assessing the performance of our existing retail store locations with comparable prior year sales, separate from the impact of store openings or closures.

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

Comparison of Financial Results

The following sections discuss the consolidated and segment results of our operations for the year ended January 28, 2023 compared to the year ended January 29, 2022.  For a discussion of the results for the year ended January 29, 2022 compared to the year ended January 30, 2021, refer to Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 29, 2022.

CONSOLIDATED RESULTS

	2022		2021		2020

		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,968.1	100.0%	$2,777.6	100.0%	$2,117.1	100.0%
Cost of goods sold	1,683.2	56.7%	1,550.3	55.8%	1,330.1	62.8%
Gross profit	1,284.9	43.3%	1,227.3	44.2%	787.0	37.2%
Selling and administrative expenses	1,067.7	36.0%	1,008.0	36.3%	889.5	42.0%
Impairment of goodwill and intangible assets	—	—%	—	—%	286.5	13.5%
Restructuring and other special charges, net	2.9	0.1%	13.5	0.5%	96.7	4.6%
Operating earnings (loss)	214.3	7.2%	205.8	7.4%	(485.7)	(22.9)%
Interest expense, net	(14.3)	(0.5)%	(30.9)	(1.1)%	(48.2)	(2.3)%
Loss on early extinguishment of debt	—	—%	(1.0)	(0.1)%	—	—%
Other income, net	13.0	0.5%	15.3	0.6%	16.8	0.8%
Earnings before income taxes	213.0	7.2%	189.2	6.8%	(517.1)	(24.4)%
Income tax (provision) benefit	(33.3)	(1.1)%	(51.1)	(1.8)%	78.1	3.7%
Net earnings (loss)	179.7	6.1%	138.1	5.0%	(439.0)	(20.7)%
Net (loss) earnings attributable to noncontrolling interests	(2.0)	(0.0)%	1.1	0.1%	0.1	0.0%
Net earnings (loss) attributable to Caleres, Inc.	$181.7	6.1%	$137.0	4.9%	$(439.1)	(20.7)%

Net Sales

Net sales increased $190.5 million, or 6.9%, to $2,968.1 million in 2022, compared to $2,777.6 million last year, led by a $241.8 million, or 22.4%, increase in net sales at our Brand Portfolio segment.  Consumer demand was strong in 2022 across all of our key brands and channels.  Our strong net sales were also driven by more timely receipt of inventory compared to last year, as the global supply chain returned to pre-pandemic efficiency.  During 2022, we experienced a shift in consumer preference from sport and athletic products to the fashion and lifestyle categories.  Net sales for our Famous Footwear segment decreased $43.2 million, or 2.5%, compared to our record-setting 2021 net sales.  On a consolidated basis, our direct-to-consumer sales represented approximately 72% of total net sales for 2022, compared to 75% last year.

Gross Profit

Gross profit increased $57.6 million, or 4.7%, to $1,284.9 million in 2022, compared to $1,227.3 million in 2021, driven by higher net sales.  As a percentage of net sales, our gross profit rate decreased to 43.3% in 2022, compared to 44.2% in 2021, reflecting more normalized pricing and promotional activity in our Famous Footwear segment and a higher mix of wholesale compared to retail net sales.  These decreases were partially offset by an increase in the gross profit margin of our Brand Portfolio segment, reflecting strong consumer demand for many of our key brands.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $59.7 million, or 5.9%, to $1,067.7 million in 2022, compared to $1,008.0 million last year.  The increase reflects higher salary and benefits expenses, marketing expense, travel expense and higher retail facilities costs, due in part to rising real estate costs associated with our retail store base.  As a percentage of net sales, selling and administrative expenses decreased slightly to 36.0% in 2022 from 36.3% last year.

Restructuring and Other Special Charges, Net

We incurred restructuring and other special charges of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) during 2022 associated with a CFO transition at our corporate headquarters.  In 2021, we incurred restructuring costs of $13.5 million, reflecting expenses associated with the strategic realignment of the Naturalizer retail store operations.  Refer to further discussion of these charges in the Financial Highlights section above and Note 4 to the consolidated financial statements.

Operating Earnings

Operating earnings increased $8.5 million to $214.3 million in 2022, compared to $205.8 million last year, reflecting the factors described above.  As a percentage of net sales, operating earnings were 7.2% in 2022, compared 7.4% in 2021.

Interest Expense, Net

Interest expense, net decreased $16.6 million, or 53.9%, to $14.3 million in 2022, compared to $30.9 million last year, primarily due to the non-recurrence of the fair value adjustments to the Blowfish Malibu mandatory purchase obligation that totaled $15.4 million in 2021.  The mandatory purchase obligation was settled for $54.6 million in November 2021. In addition, we redeemed our $200.0 million aggregate principal of senior notes during 2021, prior to maturity, shifting this higher interest rate debt to borrowings under our revolving credit agreement.  These decreases were partially offset by an increase in interest expense on our revolving credit agreement in 2022, attributable to higher average borrowings and higher interest rates associated with the rising interest rate environment.  Refer to Note 11 to the consolidated financial statements for additional information related to our borrowings and Note 4 for further discussion regarding the mandatory purchase obligation.

Loss on Early Extinguishment of Debt

The loss on early extinguishment of debt was $1.0 million in 2021, reflecting the redemption of our $200.0 million aggregate principal senior notes prior to maturity, as well as the amendment of our revolving credit facility.  There were no corresponding charges in 2022.  Refer to Note 11 to the consolidated financial statements for further discussion.

Other Income, Net

Other income, net decreased $2.3 million, or 15.7%, to $13.0 million in 2022, compared to $15.3 million in 2021, which is attributable to certain components of net periodic benefit income associated with our pension plans, including interest cost, amortization of actuarial loss and settlement cost.  Refer to Note 5 to the consolidated financial statements for additional information related to our retirement plans.

Income Tax Provision

Our consolidated effective tax rate was 15.7% in 2022, compared to 27.0% in 2021.  Our lower tax rate for 2022 primarily reflects the release of $17.4 million of valuation allowances recorded for our deferred tax assets for certain jurisdictions. Our effective tax rate for 2021 primarily reflects strong domestic earnings and incremental valuation allowances recorded for our deferred tax assets for certain jurisdictions.  As a result of the significant loss before income taxes in 2020 driven by the impairment of goodwill and intangible assets during the pandemic, we entered into a three-year cumulative loss position for federal, state and certain international jurisdictions.  At that time, we increased our valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of our deferred tax assets in those jurisdictions.  During 2021, our net deferred tax asset increased, which required incremental valuation allowances of $4.0 million.  The increase in the net deferred tax asset primarily related to operating losses at our Canadian business division, which were driven by exit-related costs associated with the Naturalizer retail stores during the first quarter of 2021.  We have experienced strong earnings before income taxes in both 2021 and 2022 but remain in a cumulative loss position at the end of fiscal 2022.  During 2022, our net deferred tax position declined.  As a result, we released approximately $17.4 million of the valuation allowances on deferred tax assets in 2022.  Refer to Note 6 to the consolidated financial statements for additional information regarding income taxes.

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law.  The IRA contains certain revisions to the Internal Revenue Code, including a 15% corporate minimum income tax for tax years beginning after December 31, 2022.  The IRA also assesses a 1% excise tax on repurchases of corporate stock, which will impact any of our stock repurchases in 2023.  We do not expect this provision of the IRA to have a material impact on our financial results in 2023.

Net Earnings Attributable to Caleres, Inc.

Consolidated net earnings attributable to Caleres, Inc. were $181.7 million in 2022, compared to $137.0 million last year, reflecting the factors described above.

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

	2022		2021		2020

		Earnings Before		Earnings Before		Loss Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,763.9	$168.0	$2,600.8	$152.5	$1,981.1	$(441.5)
International	204.2	45.0	176.8	36.7	136.0	(75.6)
	$2,968.1	$213.0	$2,777.6	$189.2	$2,117.1	$(517.1)

As a percentage of sales, the pre-tax profitability on international sales is higher than on domestic sales because of a lower cost structure and the inclusion of the unallocated corporate administrative and other costs in domestic earnings.

FAMOUS FOOTWEAR

	2022		2021		2020

		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Net sales	$1,705.1	100.0%	$1,748.3	100.0%	$1,263.6	100.0%
Cost of goods sold	916.1	53.7%	908.9	52.0%	773.7	61.2%
Gross profit	789.0	46.3%	839.4	48.0%	489.9	38.8%
Selling and administrative expenses	593.2	34.8%	563.0	32.2%	497.1	39.4%
Restructuring and other special charges, net	—	—%	—	—%	16.6	1.3%
Operating earnings (loss)	$195.8	11.5%	$276.4	15.8%	$(23.8)	(1.9)%

Key Metrics
Comparable sales % change	(1.8)%		12.5%		1.6%
Comparable sales $ change	$(30.1)		$153.6		$20.0
Sales change from new and closed stores, net (1)	$(11.7)		$329.3		$(344.4)
Impact of changes in Canadian exchange rate on sales	$(1.4)		$1.8		$(0.1)

Sales per square foot, excluding e-commerce	$252		$249		$159
Square footage (thousand sq. ft.)	5,749		5,912		6,074

Stores opened	6		10		6
Stores closed	27		32		39
Ending stores	873		894		916
(1)	This metric includes the impact of temporary store closures. Fiscal 2020 was impacted significantly by store closure days during the pandemic, while 2021 reflects a significantly lower number of store closure days.

Net Sales

Net sales decreased $43.2 million, or 2.5%, to $1,705.1 million in 2022, compared to $1,748.3 million last year.  Despite the decrease in net sales from our record-setting 2021 results, we continued to perform at a high level in 2022.  Our well-positioned inventory drove our strong performance, with our casual, athletic and children’s categories being the largest contributors.  Our e-commerce penetration in 2022 was approximately 14% of net sales, consistent with last year.  During 2022, we closed 21 stores on a net basis as we continued to focus on optimizing our store base.

Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 77% of net sales to loyalty program members in 2022, compared to 78% in 2021.

Gross Profit

Gross profit decreased $50.4 million, or 6.0%, to $789.0 million in 2022, compared to $839.4 million last year, primarily driven by lower net sales.  As a percentage of net sales, our gross profit rate decreased to 46.3% in 2022, compared to 48.0% in 2021, reflecting more normalized pricing and promotional activity in 2022.

Selling and Administrative Expenses

Selling and administrative expenses increased $30.2 million, or 5.4%, to $593.2 million during 2022, compared to $563.0 million last year.  The increase primarily reflects higher salary and benefits expenses, higher logistics and facilities costs and higher advertising expenses.  During 2022, we experienced inflation in both wages and real estate costs.  As a percentage of net sales, selling and administrative expenses increased to 34.8% in 2022 from 32.2% last year.

Operating Earnings

Operating earnings decreased $80.6 million to $195.8 million for 2022, compared to $276.4 million last year, primarily reflecting lower net sales and higher operating expenses, as described above.  As a percentage of net sales, operating earnings were 11.5% for 2022, compared to 15.8% last year.

BRAND PORTFOLIO

	2022		2021		2020

		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Net sales	$1,322.8	100.0%	$1,081.0	100.0%	$902.5	100.0%
Cost of goods sold	825.5	62.4%	694.2	64.2%	607.7	67.3%
Gross profit	$497.3	37.6%	$386.8	35.8%	$294.8	32.7%
Selling and administrative expenses	385.0	29.1%	337.4	31.2%	337.4	37.4%
Impairment of goodwill and intangible assets	—	—%	—	—%	286.5	31.8%
Restructuring and other special charges, net	—	—%	13.5	1.3%	79.3	8.8%
Operating earnings (loss)	$112.3	8.5%	$35.9	3.3%	$(408.4)	(45.3)%

Key Metrics
Direct-to-consumer (% of net sales) (1)	32%		32%		32%
Change in wholesale net sales ($)	$206.6		$114.6		$(396.4)
Unfilled order position at end of period	$284.6		$452.4		$218.2

Comparable sales % change (2)	31.4%		30.6%		(31.0)%
Comparable sales $ change (2)	$44.4		$32.9		$(59.7)
Sales change from new and closed stores, net	$(9.7)		$30.4		$(47.9)
Impact of changes in Canadian exchange rate on retail sales	$0.5		$0.6		$0.0

Sales per square foot, excluding e-commerce (2)	$1,100		$906		$179
Square footage (thousands sq. ft.) (2)	102		116		269

North America stores:
Stores opened	2		—		—
Stores closed	9		87		65
Ending stores - North America	63		70		157
Ending stores - China	29		16		13
Ending stores - Total Brand Portfolio	92		86		170
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites, and sales through our customers’ websites that we fulfill on a drop-ship basis.
(2)	These metrics exclude the retail stores of our joint venture in China. Refer to Note 1 to the consolidated financial statements for further discussion of the joint venture.

Net Sales

Net sales increased $241.8 million, or 22.4%, to $1,322.8 million in 2022, compared to $1,081.0 million last year.  While the net sales increase was broad-based across nearly all of our brands, our brands with a high-fashion element, including Sam Edelman, Naturalizer, LifeStride, Franco Sarto and Allen Edmonds, were the most significant contributors.  During 2022, we experienced a shift in consumer preference from sport and athletic products to the fashion and lifestyle categories, especially dress and casual shoes.  Our robust sales growth in 2022 was driven by our wholesale business, due in part to the improvement in the supply chain.  Our net sales in 2021 were adversely impacted by the delayed receipt of inventory due to supply chain disruptions, including factory shutdowns, border closures, port congestion and shipping vessel and container availability.  The lead times required on inventory purchases improved significantly during 2022, which enabled earlier inventory receipts and a more efficient flow of product to our customers.  Our supply chain has now returned to pre-pandemic efficiency.

In the first quarter of 2021, we completed the strategic realignment of the Naturalizer retail store operations and permanently closed the remaining 73 Naturalizer stores in North America that were scheduled for closure.  We remain focused on growing the Naturalizer brand’s e-commerce business through naturalizer.com, as well as our retail partners and their websites.  In our Brand Portfolio segment during 2022, we closed nine stores and opened two stores in the United States, and expanded our retail store presence in China by opening 13 stores, resulting in a total of 63 stores in the United States and 29 stores in China at the end of 2022.  Sales per square foot, excluding e-commerce sales, increased to $1,100, compared to $906 last year.  With the closure of nearly all of our Naturalizer retail stores, the majority of the retail stores in our Brand Portfolio segment are for our Allen Edmonds brand, which have higher retail price points than the Naturalizer brand.

The unfilled order position for our wholesale business decreased $167.8 million to $284.6 million at the end of 2022, compared to $452.4 million at the end of last year.  The decrease in our backlog order levels reflects the return of the global supply chain back to pre-pandemic efficiency, as well as more conservative buying by our wholesale customers as they manage their inventory levels more tightly.  In addition, due to supply chain constraints during 2021, retailer inventory was lower and backlog levels were higher at January 29, 2022.

Gross Profit

Gross profit increased $110.5 million, or 28.6%, to $497.3 million in 2022, compared to $386.8 million last year, reflecting both higher net sales and a higher gross margin. As a percentage of sales, our gross profit rate increased to 37.6% in 2022, compared to 35.8% last year, primarily reflecting higher average wholesale prices across all of our brands and growth in higher margin sales from the direct-to-consumer channel, partially offset by a higher provision for inventory markdowns. While we continued to experience inflationary pressures in 2022 related to product costs and inbound freight, we were able to successfully offset the majority of these impacts through price increases.  We anticipate inflationary pressures to continue into 2023 and will continue to focus on mitigating the impact.

Selling and Administrative Expenses

Selling and administrative expenses increased $47.6 million, or 14.1%, to $385.0 during 2022, compared to $337.4 million last year.  The increase represents a number of factors, including higher salary expenses, reflecting both growth in sales volume and wage inflation; higher marketing expenses to drive sales growth, particularly in our digital business; and severance expenses related to management changes at our Vionic division, partially offset by a gain recognized upon the modification of an international licensing contract.  As a percentage of net sales, selling and administrative expenses decreased to 29.1% in 2022 from 31.2% last year, reflecting better leveraging of expenses over a higher net sales base.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $13.5 million were recorded during 2021 for expenses associated with the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other store closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2021.   Refer to Note 4 to the consolidated financial statements for additional information related to these charges.  There were no corresponding charges in 2022.

Operating Earnings

We achieved record operating earnings and operating margin in 2022.  Operating earnings increased $76.4 million to $112.3 million in 2022, compared to $35.9 million last year, as a result of the factors described above.  As a percentage of net sales, operating earnings were 8.5% in 2022, compared to 3.3% last year.

ELIMINATIONS AND OTHER

	2022		2021		2020

		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$(59.7)	100.0%	$(51.7)	100.0%	$(49.0)	100.0%
Cost of goods sold	(58.3)	97.7%	(52.8)	102.2%	(51.3)	104.8%
Gross profit	$(1.4)	2.3%	$1.1	(2.2)%	$2.3	(4.8)%
Selling and administrative expenses	89.6	(149.9)%	107.6	(208.3)%	54.9	(112.2)%
Restructuring and other special charges, net	2.9	(4.9)%	—	—%	0.8	(1.6)%
Operating loss	$(93.9)	157.1%	$(106.5)	206.1%	$(53.4)	109.0%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $59.7 million for 2022 is $8.0 million, or 15.5%, higher than in 2021, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $18.0 million, or 16.8%, to $89.6 million in 2022, compared to $107.6 million last year.  The decrease primarily reflects lower expenses for our cash-based incentive compensation plans and medical and other employee benefits, partially offset by higher share-based compensation.

Restructuring and other special charges of $2.9 million in 2022 were associated with a CFO transition at our corporate headquarters.  Refer to Note 4 to the consolidated financial statements for additional information related to these charges.  There were no corresponding charges in 2021.

RESTRUCTURING AND OTHER INITIATIVES

Refer to the Financial Highlights section above and Note 4 to the consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Our borrowings under the revolving credit agreement increased $17.5 million to $307.5 million at the end of 2022, compared to $290.0 million at the end of last year.  The increase from 2021 to 2022 reflects $63.2 million of repurchases of our common stock, partially offset by strong cash generation in 2022.  Net interest expense in 2022 was $14.3 million, compared to $30.9 million in 2021.  The decrease in net interest expense in 2022 was primarily attributable to the non-recurrence of the $15.4 million fair value adjustment to the Blowfish Malibu mandatory purchase obligation recorded in 2021, as further discussed in Note 4 to the consolidated financial statements.  In addition, we redeemed our $200.0 million of senior notes in the second half of 2021 and shifted the debt to borrowings under the revolving credit facility, which resulted in interest expense savings for the Company in 2022.  However, the interest on our revolving credit facility is based on a variable interest rate, which has resulted in higher interest expense in the current rising interest rate environment.  Our interest expense will continue to be adversely affected by rising interest rates and is expected to increase in 2023.

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

Interest on the borrowings is at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 0.0%), or the prime rate (as defined in the Credit Agreement), plus a spread.  The Credit Agreement decreased the spread applied to the LIBOR or prime rate by a total of 75 basis points.  The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement.  There is a fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

At January 28, 2023, we had $307.5 million of borrowings and $10.6 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $181.9 million at January 28, 2023.  We were in compliance with all covenants and restrictions under the Credit Agreement as of January 28, 2023.

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

Working Capital and Cash Flow

	January 28, 2023	January 29, 2022
Working capital ($ millions) (1)	$(79.7)	$(189.1)
Current ratio (2)	0.91:1	0.82:1
Debt-to-capital ratio (3)	41.9%	47.3%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	Debt-to-capital has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at January 28, 2023, was ($79.7) million, which was $109.4 million higher than at January 29, 2022.  The increase in working capital from 2021 primarily reflects lower trade accounts payable due to lower inventory receipts in the fourth quarter.  Our current ratio was 0.91 to 1 at January 28, 2023, compared to 0.82 to 1 at January 29, 2022.  Our debt-to-capital ratio was 41.9% as of January 28, 2023, compared to 47.3% at January 29, 2022, reflecting higher shareholders’ equity attributable to our strong financial results in 2022.

			(Decrease) Increase
($ millions)	2022	2021	in Cash Equivalents
Net cash provided by operating activities	$125.9	$168.4	$(42.5)
Net cash used for investing activities	(64.0)	(24.1)	(39.9)
Net cash (used for) provided by financing activities	(58.2)	(202.4)	144.2
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)	(0.0)
Increase (decrease) in cash and cash equivalents	$3.6	$(58.2)	$61.8

Cash provided by operating activities was $42.5 million lower in 2022 than last year, reflecting the following factors:

●	A decrease in trade accounts payable in 2022 compared to an increase last year; and
●	A decrease in accrued expenses and other liabilities in 2022 compared to an increase last year; partially offset by
●	A decrease in inventory in 2022, compared to an increase in 2021, due in part to the significant in-transit levels at the end of 2021 that were attributable to supply chain disruptions and port congestion;
●	The non-recurrence of the settlement of the Blowfish Malibu mandatory purchase obligation in 2021; and

●	Higher earnings in 2022 compared to last year, primarily driven by strong consumer demand and strong financial results by our Brand Portfolio segment.

Supply chain financing: Certain of our suppliers are given the opportunity to sell receivables from us related to products we’ve purchased to participating financial institutions at a rate that leverages our credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. We negotiate payment and other terms with our suppliers, regardless of whether the supplier participates in the program, and our responsibility is limited to making payment based on the terms originally negotiated with the supplier.  These liabilities continue to be presented as accounts payable in our consolidated balance sheets and reflected as cash flows from operating activities when settled. As of January 28, 2023 and January 29, 2022, we had $26.0 million and $36.7 million, respectively, of accounts payable subject to supply chain financing arrangements.

Cash used for investing activities was $39.9 million higher in 2022 than last year, reflecting higher capital expenditures.  In the first quarter of 2022, we tested a new prototype Famous Footwear store that offers an enhanced shopping experience, highlights our leading assortment of trending brands and elevates those brands in an energetic and exciting manner.  We also continued to invest in renovating certain Famous Footwear stores during 2022.  We have experienced strong financial performance from the recently converted prototype and renovated stores.  Accordingly, we plan to invest in additional prototype stores and store renovations in 2023, which we believe will enhance our brand image and further differentiate our store experience from that of our competitors.  In 2022, we also purchased an aircraft that was previously leased by the Company.  In 2023, we expect our purchases of property and equipment and capitalized software to be between $60 million and $70 million.

Cash used for financing activities was $144.2 million lower in 2022 than last year, primarily due to the redemption of our $200.0 million aggregate principal Senior Notes and the settlement of the Blowfish Malibu mandatory purchase obligation in 2021.  Our strong financial results allowed us to continue to return value to our shareholders through share repurchases and dividend payments.  We repurchased approximately 2.6 million shares of common stock for $63.2 million during 2022, a $46.3 million increase compared to 2021.  In addition, although our debt obligations grew by $17.5 million in 2022, this was a smaller increase than the $40.0 million in 2021.

We paid dividends of $0.28 per share in each of 2022, 2021 and 2020. The 2022 dividends marked the 100th year of consecutive quarterly dividends.  On March 9, 2023, the Board of Directors declared a quarterly dividend of $0.07 per share, payable on April 6, 2023, to shareholders of record on March 23, 2023.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

As of January 28, 2023, we had various contractual or other obligations, including the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Borrowings under Credit Agreement (1)	$307.5	$307.5	$—	$—	$—
Operating lease commitments, including imputed interest (2)	664.4	156.6	229.5	138.4	139.9
Purchase obligations (3)	590.4	558.7	24.8	3.1	3.8
Transition tax (4)	7.8	—	7.8	—	—
Other (5)	14.7	5.5	5.6	1.7	1.9
Total	$1,584.8	$1,028.3	$267.7	$143.2	$145.6
(1)	Refer to further discussion in Note 11 to the consolidated financial statements.
(2)	The majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the minimum rent obligations, irrespective of our ability to reduce or terminate rental payments in the future. Refer to Note 12 to the consolidated financial statements.

(3)	Purchase obligations include agreements to purchase assets, goods or services that specify all significant terms, including quantity and price provision.
(4)	One-time transition tax for the mandatory deemed repatriation of cumulative international earnings related to income tax reform.
(5)	Includes obligations of our supplemental executive retirement plan and other postretirement benefits, as discussed in Note 5 to the consolidated financial statements.

We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements.  Our most significant policies requiring the use of estimates and judgments are described below.

Inventories

Inventories are one of our most significant assets, representing approximately 32% of total assets at the end of 2022.  We value our inventories at the lower of cost or market for approximately 86% of our consolidated inventories, which represents the divisions using the LIFO cost method. For the remaining portion, our inventories are valued at the lower of cost or net realizable value. For inventory valued at LIFO, we regularly review the inventory for excess, obsolete or impaired inventory and write it down to the lower of cost or market. We apply judgment in determining the market value of inventory, which requires an estimate of net realizable value, including current and expected selling prices, costs to sell and normal gross profit rates. The method used to determine market value varies by business division, based on the unique operating models. At our Famous Footwear segment and certain operations within our Brand Portfolio segment, market value is determined based on net realizable value less an estimate of expected costs to be incurred to sell the product. Accordingly, we record markdowns when it becomes evident that inventory items will be sold at prices below cost. As a result, gross profit rates at our Famous Footwear segment and, to a lesser extent, our Brand Portfolio segment are lower than the initial markup during periods when permanent price reductions are taken to clear product.  For the majority of our Brand Portfolio segment, we determine market value based upon the net realizable value of inventory less a normal gross profit rate.  We believe these policies reflect the difference in operating models between our Famous Footwear segment and our Brand Portfolio segment.  Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories.  The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

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

As of January 28, 2023, we are in a three-year cumulative loss position for federal, state and certain international jurisdictions.  We have valuation allowances totaling $39.5 million as of January 28, 2023, reflecting the uncertainty regarding the utilization of net operating loss carryforwards and other deferred tax assets. The primary cause of the three-year cumulative loss position is the significant loss before income taxes in 2020 driven by the impairment of goodwill and intangible assets during the pandemic. At that time, we increased our valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of our deferred tax assets in those jurisdictions. During 2021, our net deferred tax asset increased, which required incremental valuation allowances of $4.0 million. The increase in the net deferred tax asset primarily related to operating losses at our Canadian business division, which were driven by exit-related costs associated with the Naturalizer retail stores during the first quarter of 2021. We have experienced strong earnings before income taxes in both 2021 and 2022 but remain in a cumulative loss position at the end of fiscal 2022. During 2022, our net deferred tax asset position declined. As a result, we released approximately $17.4 million of the valuation allowances on deferred tax assets in 2022.

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

INTEREST RATES

Our financing arrangements as of January 28, 2023 include outstanding variable-rate debt under the Credit Agreement.  Changes in interest rates impact fixed and variable rate debt differently.  For fixed-rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable-rate debt will impact interest expense and cash flows.  Refer to Note 11 to the consolidated financial statements for further discussion of our Credit Agreement.

Information appearing under the caption Fair Value Measurements in Note 13 to the consolidated financial statements is incorporated herein by reference.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 28, 2023. The effectiveness of our internal control over financial reporting as of January 28, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Caleres, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Caleres, Inc.’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Caleres, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Caleres, Inc. as of January 28, 2023 and January 29, 2022, the related consolidated statements of earnings (loss), comprehensive income (loss),  shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated March 28, 2023 expressed an unqualified opinion thereon.

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

March 28, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Caleres, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended January 28, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 28, 2023 expressed an unqualified opinion thereon.

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

Inventory Markdown Reserve
Description of the Matter

As described in Note 1 and Note 8, the Company had inventories of $580.2 million as of January 28, 2023 which included finished goods of $558.5 million, net of related reserves of $43.9 million. The Company provides markdown reserves to reduce the carrying values of inventories. In determining markdown reserves, the Company considers recent and forecasted sales prices, the length of time the product is held in inventory, quantities of various product styles contained in inventory as well as demand, among other factors.

Auditing the Company’s Brand Portfolio markdown reserves was complex and involved a high degree of subjectivity, as it included assessing the significant assumptions, including forecasted sales prices and demand, considering the length of time the product is held in inventory and quantities of various product styles contained in inventory.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's markdown reserves determination process. This included controls over the Company’s review of the significant assumptions underlying the markdown reserves estimate, as outlined above.

We performed audit procedures which included, among other procedures, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating significant assumptions, including forecasted sales prices, and demand, considering the length of time the product is held in inventory and quantities of various product styles contained in inventory. For example, we compared recent sales of inventory items on-hand at year-end, performed a retrospective review analysis comparing sales activity in the current year to the inventory markdown reserves estimated by the Company in the prior year to evaluate management’s ability to accurately estimate the markdown reserves, and developed an independent expectation of the markdown reserves using historical activity and compared our independent expectation to the markdown reserves recorded.  In addition, we performed inquiries of the Company’s management to evaluate the Company’s estimate of the markdown reserves.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1917.

St. Louis, Missouri

March 28, 2023

Consolidated Balance Sheets

($ thousands)	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$33,700	$30,115
Receivables, net of allowances of $30,820 in 2022 and $29,930 in 2021	132,802	122,236
Inventories, net of adjustment to last-in, first-out cost of $6,301 in 2022 and $1,255 in 2021	580,215	596,807
Income taxes	17,527	33,073
Property and equipment, held for sale	16,777	5,455
Prepaid expenses and other current assets	50,434	48,790
Total current assets	831,455	836,476

Prepaid pension costs	83,396	99,139
Lease right-of-use assets	518,196	503,430
Property and equipment, net	160,883	150,238
Goodwill and intangible assets, net	215,392	227,503
Other assets	27,150	27,140
Total assets	$1,836,472	$1,843,926

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$307,500	$290,000
Trade accounts payable	229,908	331,470
Employee compensation and benefits	87,041	88,034
Income taxes	7,650	22,622
Lease obligations	136,051	128,495
Other accrued expenses	143,046	164,992
Total current liabilities	911,196	1,025,613

Other liabilities:
Noncurrent lease obligations	444,074	452,909
Income taxes	7,786	2,464
Deferred income taxes	19,001	14,731
Other liabilities	28,302	24,822
Total other liabilities	499,163	494,926

Equity:
Common stock, $0.01 par value, 35,715,752 and 37,635,145 shares outstanding in 2022 and 2021, respectively	357	376
Additional paid-in capital	180,747	168,830
Accumulated other comprehensive loss	(26,750)	(8,606)
Retained earnings	266,329	157,970
Total Caleres, Inc. shareholders’ equity	420,683	318,570
Noncontrolling interests	5,430	4,817
Total equity	426,113	323,387
Total liabilities and equity	$1,836,472	$1,843,926

See notes to consolidated financial statements.

Consolidated Statements of Earnings (Loss)

($ thousands, except per share amounts)	2022	2021	2020
Net sales	$2,968,138	$2,777,604	$2,117,070
Cost of goods sold	1,683,265	1,550,287	1,330,021
Gross profit	1,284,873	1,227,317	787,049
Selling and administrative expenses	1,067,636	1,008,028	889,489
Impairment of goodwill and intangible assets	—	—	286,524
Restructuring and other special charges, net	2,910	13,482	96,694
Operating earnings (loss)	214,327	205,807	(485,658)
Interest expense, net	(14,264)	(30,930)	(48,287)
Loss on early extinguishment of debt	—	(1,011)	—
Other income, net	12,971	15,378	16,834
Earnings (loss) before income taxes	213,034	189,244	(517,111)
Income tax (provision) benefit	(33,339)	(51,081)	78,117
Net earnings (loss)	179,695	138,163	(438,994)
Net (loss) earnings attributable to noncontrolling interests	(2,047)	1,144	120
Net earnings (loss) attributable to Caleres, Inc.	181,742	137,019	(439,114)

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$4.98	$3.59	$(11.80)

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$4.92	$3.56	$(11.80)

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

($ thousands)	2022	2021	2020
Net earnings (loss)	$179,695	$138,163	$(438,994)
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(907)	(611)	637
Pension and other postretirement benefits adjustments	(17,719)	1,207	22,146
Derivative financial instruments	—	—	92
Other comprehensive (loss) income, net of tax	(18,626)	596	22,875
Comprehensive income (loss)	161,069	138,759	(416,119)
Comprehensive (loss) income attributable to noncontrolling interests	(2,529)	1,210	288
Comprehensive income (loss) attributable to Caleres, Inc.	$163,598	$137,549	$(416,407)

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2022	2021	2020
Operating Activities
Net earnings (loss)	$179,695	$138,163	$(438,994)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	32,449	34,069	41,644
Amortization of capitalized software	4,451	5,693	5,911
Amortization of intangible assets	12,111	12,568	12,984
Amortization of debt issuance costs and debt discount	407	874	1,359
Share-based compensation expense	17,311	12,297	8,097
Loss on disposal of property and equipment	1,369	472	2,890
Impairment charges for property, equipment, and lease right-of-use assets	1,803	4,135	56,343
Impairment of goodwill and intangible assets	—	—	286,524
Adjustment to expected credit losses	(262)	(2,242)	10,575
Deferred income taxes	4,270	6,487	(37,034)
Fair value adjustments to Blowfish mandatory purchase obligation	—	15,424	23,934
Blowfish mandatory purchase obligation	—	(45,562)	—
Loss on early extinguishment of debt	—	1,011	—
Changes in operating assets and liabilities:
Receivables	(10,302)	7,002	22,465
Inventories	16,242	(108,772)	130,796
Prepaid expenses and other current and noncurrent assets	(1,971)	(11,843)	(12,400)
Trade accounts payable	(101,450)	50,936	13,373
Accrued expenses and other liabilities	(34,590)	32,656	30,181
Income taxes, net	5,896	15,831	(32,600)
Other, net	(1,550)	(758)	305
Net cash provided by operating activities	125,879	168,441	126,353

Investing Activities
Purchases of property and equipment	(55,913)	(18,393)	(16,786)
Capitalized software	(8,124)	(5,752)	(5,274)
Net cash used for investing activities	(64,037)	(24,145)	(22,060)

Financing Activities
Borrowings under revolving credit agreement	859,500	632,000	438,500
Repayments under revolving credit agreement	(842,000)	(592,000)	(463,500)
Redemption of senior notes	—	(200,000)	—
Dividends paid	(10,184)	(10,648)	(10,764)
Acquisition of treasury stock	(63,225)	(16,965)	(23,348)
Issuance of common stock under share-based plans, net	(5,387)	(3,910)	(1,135)
Contributions by noncontrolling interests, net	3,142	—	139
Blowfish Malibu mandatory purchase obligation	—	(8,996)	—
Debt issuance costs	—	(1,190)	—
Other	—	(676)	(1,198)
Net cash used for financing activities	(58,154)	(202,385)	(61,306)
Effect of exchange rate changes on cash and cash equivalents	(103)	(91)	90
Increase (decrease) in cash and cash equivalents	3,585	(58,180)	43,077
Cash and cash equivalents at beginning of period	30,115	88,295	45,218
Cash and cash equivalents at end of period	$33,700	$30,115	$88,295

See notes to consolidated financial statements, including the supplemental disclosures on cash flows in Note 1.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other		Total
				Comprehensive		Caleres, Inc.	Non-
($ thousands, except number of shares	Common Stock		Additional	(Loss)	Retained	Shareholders’	controlling
and per share amounts)	Shares	Dollars	Paid-In Capital	Income	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 1, 2020	40,396,757	$404	$153,489	$(31,843)	$523,900	$645,950	$3,180	$649,130
Net (loss) earnings					(439,114)	(439,114)	120	(438,994)
Foreign currency translation adjustment				469		469	168	637
Unrealized gain on derivative financial instruments, net of tax of $31				92		92		92
Pension and other postretirement benefits adjustments, net of tax of $7,671				22,146		22,146		22,146
Comprehensive income (loss)				22,707	(439,114)	(416,407)	288	(416,119)
Contributions by noncontrolling interests, net							139	139
Dividends ($0.28 per share)					(10,764)	(10,764)		(10,764)
Acquisition of treasury stock	(2,902,122)	(29)			(23,319)	(23,348)		(23,348)
Issuance of common stock under share-based plans, net	471,569	5	(1,140)			(1,135)		(1,135)
Cumulative-effect adjustment from adoption of ASC 326					(2,146)	(2,146)		(2,146)
Share-based compensation expense			8,097			8,097		8,097
BALANCE JANUARY 30, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854
Net earnings					137,019	137,019	1,144	138,163
Foreign currency translation adjustment				(677)		(677)	66	(611)
Pension and other postretirement benefits adjustments, net of tax of $444				1,207		1,207		1,207
Comprehensive income				530	137,019	137,549	1,210	138,759
Dividends ($0.28 per share)					(10,648)	(10,648)		(10,648)
Acquisition of treasury stock	(661,265)	(7)			(16,958)	(16,965)		(16,965)
Issuance of common stock under share-based plans, net	330,206	3	(3,913)			(3,910)		(3,910)
Share-based compensation expense			12,297			12,297		12,297
BALANCE JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387
Net earnings (loss)					181,742	181,742	(2,047)	179,695
Foreign currency translation adjustment				(425)		(425)	(482)	(907)
Pension and other postretirement benefits adjustments, net of tax of $6,145				(17,719)		(17,719)		(17,719)
Comprehensive (loss) income				(18,144)	181,742	163,598	(2,529)	161,069
Contributions by noncontrolling interests, net						—	3,142	3,142
Dividends ($0.28 per share)					(10,184)	(10,184)		(10,184)
Acquisition of treasury stock	(2,622,845)	(26)			(63,199)	(63,225)		(63,225)
Issuance of common stock under share-based plans, net	703,452	7	(5,394)			(5,387)		(5,387)
Share-based compensation expense			17,311			17,311		17,311
BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Caleres, Inc., originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company. The Company’s shares are traded under the “CAL” symbol on the New York Stock Exchange.

The Company provides a broad offering of branded, licensed and private-label athletic, casual and dress footwear products to women, men and children. The footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 965 retail shoe stores in the United States, Canada, China and Guam under the Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds names.  In addition, through its Brand Portfolio segment, the Company designs, sources, manufactures and markets footwear to retail stores domestically and internationally, including online retailers, national chains, department stores, mass merchandisers and independent retailers.  Refer to Note 2 to the consolidated financial statements for additional information regarding the Company’s revenue by category and Note 7 for discussion of the Company’s business segments.

The Company’s business is seasonal in nature due to consumer spending patterns with higher back-to-school and holiday season sales. Although the third fiscal quarter has historically accounted for a substantial portion of the Company’s earnings for the year, the Company has experienced more equal distribution among the quarters in recent years.

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

Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates.  In 2019, the Company entered into a joint venture with Brand Investment Holding Limited ("Brand Investment Holding"), a member of the Gemkell Group, to sell branded footwear in China, including Sam Edelman, Naturalizer and other brands.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions ("CLT").  In 2022, capital contributions of $6.3 million were made to CLT, including $3.1 million received from Brand Investment Holding. In addition, during 2020, CLT was funded with $3.0 million in capital contributions, including approximately $1.5 million from the Company and $1.5 million from Brand Investment Holding.  As of January 28, 2023 and January 29, 2022, assets of CLT were $19.8 million and $13.8 million, respectively, and liabilities were $9.1 million and $5.4 million, respectively.  Net sales of CLT were $16.9 million and $17.5 million in 2022 and 2021, respectively.  Operating losses of CLT were $2.7 million for 2022, compared to operating earnings of $1.2 million in 2021.  Net sales and operating earnings were immaterial in 2020.

The Company consolidates CLT into its consolidated financial statements on a one-month lag.  Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the consolidated financial statements.

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2022, 2021 and 2020, all of which included 52 weeks, ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

COVID-19 Pandemic

During 2020, the United States and global economies were adversely impacted by COVID-19.  The Company’s financial results were also adversely impacted, driven by the temporary closure of all retail store locations for a portion of the first half of 2020. In response to the impact COVID-19 was having on the United States economy, the Coronavirus Aid, Relief and Economic Security ("CARES") Act was enacted.  The CARES Act includes a provision that allowed the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022.  During 2020, the Company deferred $9.4 million of employer social security payroll taxes, of which $5.0 million were payable by December 31, 2022 and presented in other accrued expenses on the consolidated balance sheet as of January 29, 2022.  The deferred payroll taxes were paid in December 2022 and therefore, there is no corresponding deferral on the consolidated balance sheet as of January 28, 2023.  In addition, as further discussed below and in Note 6 to the consolidated financial statements, the CARES Act permits the carryback of certain current operating losses to prior years, which resulted in an incremental tax benefit of $8.2 million in 2020.

Refer to further discussion of the impact of the pandemic on the Company’s business throughout this document, including Note 4, Note 6, Note 10 and Note 12 to the consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions.  These receivables typically settle in five days or less.  The Company had an immaterial amount of restricted cash as of January 28, 2023 and January 29, 2022.

Receivables

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The allowance for expected credit losses is adjusted for current conditions and reasonable and supportable forecasts.  The Company recognized adjustments to the provision for expected credit losses of $0.3 million and $2.2 million in 2022 and 2021, respectively, and a provision for expected credit losses of $10.6 million in 2020.  As a result of the COVID-19 pandemic, the financial results of many of the Company’s wholesale customers were adversely impacted due to store closures during the first half of 2020.  Many of those customers also experienced deterioration in their credit ratings, which resulted in higher expected credit losses for the Company and an increase in expense in 2020, as well as a corresponding increase in uncollectible accounts written off in 2021.

Customer allowances represent reserves against the Company’s wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances.  The Company estimates the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of the Company’s major retail customers.  Product returns and customer deductions are estimated using historical experience and anticipated future trends.  Co-op advertising allowances are estimated based on customer agreements.  The Company recognized provisions for customer allowances of $27.6 million, $26.1 million and $20.4 million in 2022, 2021 and 2020, respectively.

Customer discounts represent reserves against the Company’s accounts receivable for discounts that wholesale customers may take based on meeting certain order, payment or return guidelines.  The Company estimates the reserves needed for customer discounts based upon customer net sales and terms of the respective agreements.  The Company recognized a provision for customer discounts of $11.4 million in 2022, $7.5 million in 2021 and $11.7 million in 2020.

Inventories

The Company values inventories at the lower of cost or market for approximately 86% of consolidated inventories, which represents divisions using the last-in, first-out (“LIFO”) method.  For the remaining portion, the Company’s inventories are valued at the lower of cost or net realizable value.  For inventory valued at LIFO, the Company regularly reviews the inventory for excess, obsolete or impaired inventory, and writes it down to the lower of cost or market.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $6.3 million and $1.3 million higher at January 28, 2023 and January 29, 2022, respectively.  In 2022, the Company recorded a LIFO provision of $4.7 million on certain inventories at the Famous Footwear segment as a result of product cost inflation.  In 2020, a reduction in inventory quantities associated with the ongoing exit of the Naturalizer retail business resulted in a liquidation of LIFO layers and reduction of the LIFO reserve of $2.9 million, with a corresponding reduction of cost of goods sold.  Refer to Note 8 to the consolidated financial statements for additional information related to inventories.

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

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold.  Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred.  Such warehousing and distribution costs totaled $121.0 million, $99.5 million and $84.0 million in 2022, 2021 and 2020, respectively.  Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred.  Such sourcing and procurement costs totaled $21.4 million, $22.2 million and $18.6 million in 2022, 2021 and 2020, respectively.

The Company performs physical inventory counts or cycle counts on all merchandise inventory on hand throughout the year and adjusts the recorded balance to reflect the results.  The Company records estimated shrinkage between physical inventory counts based on historical results.

Computer Software Costs

The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $16.0 million and $14.1 million of computer software costs as of January 28, 2023 and January 29, 2022, respectively, which are net of accumulated amortization of $88.5 million and $130.3 million as of the end of the respective periods.  In addition, other assets on the consolidated balance sheets include $5.6 million and $7.7 million of implementation costs for software as a service as of January 28, 2023 and January 29, 2022, respectively, which are net of accumulated amortization of $4.7 million and $2.7 million as of the end of the respective periods.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest Expense

Interest expense generally includes interest for borrowings under the Company’s revolving credit agreement, fees paid for the unused portion of the line of credit, and amortization of the deferred debt issuance costs.  Interest expense for 2021 and 2020 also included interest for the Company’s long-term debt and related amortization of deferred debt issuance costs and debt discount, as well as fair value adjustments on the mandatory purchase obligation from the acquisition of Blowfish Malibu, as further described in Note 4 to the consolidated financial statements.

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

The Company performs its goodwill impairment assessment and impairment tests on its indefinite-lived intangible assets as of the first day of the fourth quarter of each fiscal year unless events indicate an interim test is required.  Definite-lived intangible assets are amortized over their useful lives and are reviewed for impairment if and when impairment indicators are present.  Refer to Note 10 to the consolidated financial statements for further discussion of goodwill and intangible assets.

Self-Insurance Reserves

The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others.  Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions.  The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends.  Based on available information as of January 28, 2023, the Company believes it has provided adequate reserves for its self-insurance exposure.  As of January 28, 2023 and January 29, 2022, self-insurance reserves were $9.7 million and $11.4 million, respectively.

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

Gift Cards

The Company sells gift cards to its customers in its retail stores, through its e-commerce sites and at other retailers. The Company’s gift cards do not have expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Gift card breakage is recognized during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern.  Gift card breakage income is included in net sales in the consolidated statements of earnings (loss) and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets.  The Company recognized gift card breakage of $1.1 million, $1.0 million and $0.7 million in 2022, 2021 and 2020, respectively.

Loyalty Program

The Company maintains a loyalty program at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases.  Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear.  Savings certificates earned must be redeemed within stated expiration dates.  In addition to the savings certificates, the Company also offers exclusive member discounts.  The value of points and rewards earned by Famous Footwear’s loyalty program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates.  Approximately 77% of net sales in the Famous Footwear segment were made to its loyalty program members in 2022, compared to 78% in 2021.  As of January 28, 2023 and January 29, 2022, the Company had a loyalty program liability of $17.7 million and $18.8 million, respectively, which is included in other accrued expenses on the consolidated balance sheets.

Store Impairment Charges

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events or favorable trends, property and equipment at stores and the lease right-of-use asset, indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded asset impairment charges, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores, of $1.8 million, $4.1 million and $56.3 million in 2022, 2021 and 2020, respectively. Impairment charges were higher in 2020 as a result of the adverse economic conditions driven by the COVID-19 pandemic.

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

Total advertising and marketing expense was $138.0 million, $118.1 million and $77.9 million in 2022, 2021 and 2020, respectively.  These costs were offset by co-op advertising allowances recovered by the Company’s retail business of $6.0 million, $5.4 million and $3.4 million in 2022, 2021 and 2020, respectively.  Total co-op advertising costs reflected as a reduction of net sales were $18.5 million in 2022, $10.8 million in 2021 and $7.2 million in 2020.  Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $4.6 million and $4.4 million at January 28, 2023 and January 29, 2022, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of its assets and liabilities. The Company establishes valuation allowances if it believes that it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  The Company does not recognize a tax benefit unless it concludes that it is more-likely-

than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position.  If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50% likely to be realized.  The Company records interest and penalties related to unrecognized tax positions within the income tax (provision) benefit on the consolidated statements of earnings (loss).

Operating Leases

The Company leases all of its retail locations, a manufacturing facility and certain office locations, distribution centers and equipment under operating leases.  Approximately 35% of the leases entered into by the Company include options that allow the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.  In accordance with ASC Topic 842, Leases (“ASC 842”), lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The majority of the Company’s leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date, including implied traded debt yield and seniority adjustments, to determine the present value of future payments.  Lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are expensed as incurred.  The Company has elected to account for COVID-19-related lease concessions as though the enforceable rights and obligations existed in the original lease and accordingly, treated those lease concessions as variable rent.

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

Comprehensive Income (Loss)

Comprehensive income (loss) primarily includes the effect of foreign currency translation adjustments and pension and other postretirement benefits adjustments.

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

Consolidated Statements of Cash Flows Supplemental Disclosures

The Company made payments for federal, state and international taxes, net of refunds, of $17.4 million, and $29.3 million in 2022 and 2021, respectively, and received refunds, net of payments, of $0.6 million in 2020.  Refer to Note 6 to the consolidated financial statements for further information regarding income taxes.

Cash payments of interest for the Company’s borrowings under the revolving credit agreement and long-term debt during 2022, 2021 and 2020 were $12.5 million, $20.4 million and $23.6 million, respectively.  Refer to Note 11 to the consolidated financial statements for further discussion regarding the Company’s financing arrangements.

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

2.   REVENUES

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for 2022, 2021 and 2020:

	2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,467,968	$60,113	$—	$1,528,081
E-commerce - Company websites (1)	233,977	218,434	—	452,411
E-commerce - wholesale drop-ship (1)	—	148,825	(5,649)	143,176
Total direct-to-consumer sales	$1,701,945	$427,372	$(5,649)	$2,123,668
Wholesale - e-commerce (1)	—	207,779	—	207,779
Wholesale - landed	—	548,838	(54,078)	494,760
Wholesale - first cost	—	125,091	—	125,091
Licensing and royalty	2,105	13,604	—	15,709
Other (2)	1,043	88	—	1,131
Net sales	$1,705,093	$1,322,772	$(59,727)	$2,968,138

	2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,494,595	$59,269	$—	$1,553,864
E-commerce - Company websites (1)	251,823	189,564	—	441,387
E-commerce - wholesale drop-ship (1)	—	93,783	(2,427)	91,356
Total direct-to-consumer sales	$1,746,418	$342,616	$(2,427)	$2,086,607
Wholesale - e-commerce (1)	—	157,195	—	157,195
Wholesale - landed	—	468,436	(49,263)	419,173
Wholesale - first cost	—	100,467	—	100,467
Licensing and royalty	1,010	12,138	—	13,148
Other (2)	863	151	—	1,014
Net sales	$1,748,291	$1,081,003	$(51,690)	$2,777,604

	2020
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$983,669	$52,796	$—	$1,036,465
E-commerce - Company websites (1)	279,353	149,090	—	428,443
E-commerce - wholesale drop-ship (1)	—	87,226	(4,192)	83,034
Total direct-to-consumer sales	1,263,022	$289,112	$(4,192)	$1,547,942
Wholesale - e-commerce (1)	$—	125,797	—	125,797
Wholesale - landed	—	408,752	(44,770)	363,982
Wholesale - first cost	—	69,172	—	69,172
Licensing and royalty	—	9,478	—	9,478
Other (2)	529	170	—	699
Net sales	$1,263,551	$902,481	$(48,962)	$2,117,070
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

E-commerce

The Company also generates revenue from sales on websites maintained by the Company that are shipped from the Company’s distribution centers or retail stores directly to the consumer, or picked up directly by the consumer from the Company’s stores (“e-commerce - Company websites”); sales from the Company’s wholesale customers’ websites that are fulfilled on a drop-ship basis (“e-commerce - wholesale drop-ship”); and other e-commerce sales (wholesale - e-commerce”), collectively referred to as “e-commerce”.  The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

Landed wholesale

Landed sales are wholesale sales in which the Company obtains title to the footwear from the overseas suppliers and maintains title until the merchandise clears United States customs.  The merchandise is shipped directly to the customer from the Company’s warehouses.  Many customers that purchase footwear on a landed basis arrange their own transportation of merchandise and, with limited exceptions, control is transferred at the time of shipment.  Landed sales generally carry a higher profit rate than first-cost wholesale sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership.

First-cost wholesale

First-cost sales are wholesale sales in which the Company purchases merchandise from an international factory that manufactures the product and subsequently sells to a customer at an overseas port.  Many of the customers then import this product into the United States.  Revenue is recognized at the time the merchandise is delivered to the customer’s designated freight forwarder and control is transferred to the customer.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	January 28, 2023	January 29, 2022
Customer allowances and discounts	$21,917	$20,328
Loyalty programs liability	17,732	18,814
Returns reserve	12,038	12,468
Gift card liability	6,659	6,804

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented. In addition, during 2022, the loyalty programs liability increased $36.6 million due to points and material rights earned on purchases and decreased $37.7 million due to expirations and redemptions.  During 2021, the loyalty programs liability increased $36.3 million due to points and material rights earned on purchases and decreased $31.5 million due to expirations and redemptions.

Allowance for Expected Credit Losses

The following table summarizes the activity in the Company’s allowance for expected credit losses for 2022 and 2021:

($ thousands)	2022	2021
Balance, beginning of period	$9,601	$14,928
Adjustment for expected credit losses	(262)	(2,242)
Uncollectible accounts written off, net of recoveries	(436)	(3,085)
Balance, end of period	$8,903	$9,601

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

($ thousands, except per share amounts)	2022	2021	2020

NUMERATOR
Net earnings (loss)	$179,695	$138,163	$(438,994)
Net loss (earnings) attributable to noncontrolling interests	2,047	(1,144)	(120)
Net earnings (loss) attributable to Caleres, Inc.	$181,742	$137,019	$(439,114)
Net earnings allocated to participating securities	(7,716)	(4,982)	—
Net earnings (loss) attributable to Caleres, Inc. after allocation of earnings to participating securities	$174,026	$132,037	$(439,114)

DENOMINATOR
Denominator for basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	34,930	36,741	37,220
Dilutive effect of share-based awards	475	354	—
Denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	35,405	37,095	37,220

Basic earnings (loss) per common share attributable to Caleres, Inc. shareholders	$4.98	$3.59	$(11.80)

Diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders	$4.92	$3.56	$(11.80)

There were no outstanding options to purchase shares of common stock in 2022.  Options to purchase 16,667 shares of common stock in 2021 and 22,667 shares of common stock in 2020 were not included in the denominator for diluted earnings (loss) per common share attributable to Caleres, Inc. shareholders because the effect would be antidilutive.  Due to the Company’s net loss attributable to Caleres, Inc. in 2020, the denominator for diluted loss per common share attributed to Caleres, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Caleres, Inc. shareholders.

The Company repurchased 2,622,845, 661,265 and 2,902,122 shares at a cost of $63.2 million, $17.0 million and $23.3 million during the years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively, under the 2019 and 2022 publicly announced share repurchase programs. The 2019 repurchase program permits repurchases of up to 5.0 million shares and the 2022 repurchase program permits the repurchase of up to 7.0 million shares, as further discussed in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

4.   RESTRUCTURING AND OTHER INITIATIVES

Organizational Change

During 2022, the Company incurred costs of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) related to a CFO transition at the corporate headquarters.  These costs were recognized as restructuring and other special charges in the consolidated statement of earnings (loss) within the Eliminations and Other category.  There were no corresponding charges in 2021 or 2020.

Blowfish Mandatory Purchase Obligation

On July 6, 2018, the Company acquired a controlling interest in Blowfish Malibu.  The remaining interest was subject to a mandatory purchase obligation after a three-year period, which ended on July 31, 2021, based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation and fair value adjustments on the mandatory purchase obligation were recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $15.4 million ($11.5 million on an after-tax basis, or $0.30 per diluted share) in 2021 and $23.9 million ($17.8 million on an after-tax basis, or $0.48 per diluted share) in 2020.  The mandatory purchase obligation was settled for $54.6 million on November 4, 2021.  The settlement of the $9.0 million initially assigned to the mandatory purchase obligation is presented within financing activities on the consolidated statements of cash flows and the remaining $45.6 million is presented within operating activities, in accordance with ASC 230, Statement of Cash Flows.  There were no corresponding charges during 2022.

Brand Portfolio – Business Exits

During 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other stores closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2022.  These charges are presented in restructuring and special charges on the consolidated statement of earnings (loss) within the Brand Portfolio segment.  As of January 29, 2022, reserves of $0.4 million were included in other accrued expenses on the consolidated balance sheets related to the strategic realignment of the Naturalizer retail store operations, with no reserves as of January 28, 2023.

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

COVID-19-Related Impairments and Expenses

The Company incurred costs associated with the COVID-19 pandemic and related impacts on the Company’s business, totaling $114.3 million ($115.5 million on an after-tax basis, or $3.10 per diluted share) during 2020.  These costs included non-cash impairment of property and equipment and lease right-of-use assets, incremental inventory markdowns, employee severance and other direct expenses specific to the impact of COVID-19 on the Company’s operations.  Of the $114.3 million in charges, $80.9 million is presented in restructuring and other special charges, net and $33.4 million is reflected as cost of goods sold in the consolidated statements of earnings (loss).  Of the $80.9 million presented as restructuring and other special charges, $63.7 million is reflected in the Brand Portfolio segment, $16.6 million is reflected in the Famous Footwear segment and $0.6 million is reflected within the Eliminations and Other category.  The $33.4 million presented as cost of goods sold represents incremental inventory markdowns, of which $27.4 million is reflected in the Brand Portfolio segment and $6.0 million is reflected in the Famous Footwear segment.  There were no corresponding charges in 2022 or 2021.

Vionic Integration-Related Costs

On October 18, 2018, the Company acquired all of the outstanding equity interests of Vionic Group LLC and Vionic International LLC.  The Company incurred integration-related costs associated with the acquisition totaling $3.4 million ($2.6 million on an after-tax basis, $0.07 per diluted share) during 2020.  Of the $3.4 million in charges in 2020, which were presented as restructuring and other special charges in the consolidated statements of earnings (loss), $3.3 million is reflected within the Brand Portfolio segment and $0.1 million is reflected within the Eliminations and Other category, and represent non-cash impairment of assets, severance and other related costs.  There were no corresponding charges during 2022 or 2021.

5.   RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors pension plans in both the United States and Canada. Under the domestic plans, salaried, management and certain hourly employees’ pension benefits are based on a two-rate formula applied to each year of service.  Participants receive the larger of the accrued benefit as of December 31, 2015 (based on service commencing at the date of hire and a 35-year service cap and an average annual salary for the five highest consecutive years during the last 10-year period) and the benefit calculated under the current plan provisions from the date of hire.  Generally, under the current plan provisions, a participant receives credit for one year of service for each 365 days of employment as an eligible employee with the Company commencing after the employee’s date of participation in the plan, up to 30 years.  Except for grandfathered employees and certain hourly associates in the Company’s retail divisions, final average compensation, taxable covered compensation and credit service for purposes of determining accrued pension benefits were frozen as of December 31, 2018.

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

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2022	2021	2022	2021
Benefit obligation at beginning of year	$355,286	$365,570	$1,143	$1,249
Service cost	7,143	7,494	—	—
Interest cost	11,977	11,236	35	35
Plan participants’ contribution	10	11	4	5
Plan amendments	407	—	—	—
Actuarial (gain) loss	(70,775)	(13,962)	(85)	(50)
Benefits paid	(15,440)	(15,062)	(79)	(96)
Settlements	(3,032)	—	—	—
Curtailments	13	—	—	—
Foreign exchange rate changes	(17)	(1)	—	—
Benefit obligation at end of year	$285,572	$355,286	$1,018	$1,143

The accumulated benefit obligation for the United States pension plans was $280.5 million and $348.8 million as of January 28, 2023 and January 29, 2022, respectively.  The accumulated benefit obligation for the Canadian pension plans was $3.3 million and $3.9 million as of January 28, 2023 and January 29, 2022, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2022	2021	2022	2021
Discount rate	5.20%	3.40%	5.20%	3.40%
Rate of compensation increase	3.00%	3.00%	N/A	N/A

As of January 28, 2023 and January 29, 2022, the Company used the PRI-2012 Bottom Quartile mortality table, projected using generational scale MP-2021, a base mortality table issued by the Society of Actuaries in 2021, to estimate the plan liabilities.  Actuarial losses related to the change in mortality projection scales from the MP-2020 scale used in 2020 increased the projected benefit obligation by approximately $1.1 million as of January 29, 2022.

Plan Assets

Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”).  The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations.  This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy.  The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments.  The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines.  The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers.  The target allocations for plan assets for 2022 were 70% equities and 30% debt securities.  Allocations may change periodically based upon changing market conditions.  Corporate stocks – common did not include any Company stock at January 28, 2023 or January 29, 2022.

Assets of the Canadian pension plans, which total approximately $4.5 million on January 28, 2023, were invested 55% in equity funds, 42% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of January 28, 2023 or January 29, 2022.

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

●	Cash and cash equivalents include cash collateral and margin as well as money market funds. The fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency and therefore are classified within Level 1 of the fair value hierarchy.
●	Investments in U.S. government securities, the mutual fund, exchange-traded funds, corporate stocks - common and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency. Interest rate swap agreements and certain U.S. government securities are not traded on an exchange but are based on observable inputs that can be corroborated. Therefore, these investments are classified within Level 2 of the fair value hierarchy. The preferred securities were offered in a private placement. The fair value of these investments is based on unobservable prices and therefore, they are classified within Level 3 of the fair value hierarchy.
●	The alternative investment fund is an investment in a pool of long-duration domestic investment grade assets. This investment is measured using net asset value per share, and therefore, is not classified within the fair value hierarchy.
●	The unallocated insurance contract is measured at net asset value per share, and therefore, is not classified within the fair value hierarchy.

The fair values of the Company’s pension plan assets at January 28, 2023 by asset category were as follows:

		Fair Value Measurements at January 28, 2023
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$12,962	$12,962	$—	$—
U.S. government securities	80,522	45,872	34,650	—
Interest rate swap agreements	(2,793)	—	(2,793)	—
Mutual fund	29,548	29,548	—	—
Exchange-traded funds	92,338	92,338	—	—
Corporate stocks - common	132,138	132,138	—	—
Preferred securities	335	—	—	335
S&P 500 Index options	(2,634)	(2,634)	—	—
Total investments in the fair value hierarchy	$342,416	$310,224	$31,857	$335

Investments measured at net asset value:
Alternative investment fund	14,293	—	—	—
Unallocated insurance contract	36	—	—	—
Total investments measured at net asset value	14,329	—	—	—

Total investments at fair value	$356,745	$310,224	$31,857	$335

The fair values of the Company’s pension plan assets at January 29, 2022 by asset category were as follows:

		Fair Value Measurements at January 29, 2022
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$11,714	$11,714	$—	$—
U.S. government securities	102,525	46,668	55,857	—
Interest rate swap agreements	(232)	—	(232)
Mutual fund	31,595	31,595	—	—
Exchange-traded funds	120,323	120,323	—	—
Corporate stocks - common	155,014	155,014	—	—
Preferred securities	523	—	—	523
S&P 500 Index options	5,694	5,694	—	—
Total investments in the fair value hierarchy	$427,156	$371,008	$55,625	$523

Investments measured at net asset value:
Alternative investment fund	16,891	—	—	—
Unallocated insurance contract	44	—	—	—
Total investments measured at net asset value	16,935	—	—	—

Total investments at fair value	$444,091	$371,008	$55,625	$523

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2022	2021	2022	2021
Fair value of plan assets at beginning of year	$444,091	$444,717	$—	$—
Actual return on plan assets	(69,361)	14,322	—	—
Employer contributions	494	104	75	91
Plan participants’ contributions	10	11	4	5
Benefits paid	(15,440)	(15,062)	(79)	(96)
Settlements	(3,032)	—	—	—
Foreign exchange rate changes	(17)	(1)	—	—
Fair value of plan assets at end of year	$356,745	$444,091	$—	$—

Funded Status

The over-funded status as of January 28, 2023 and January 29, 2022 for pension benefits was $71.2 million and $88.8 million, respectively. The under-funded status for other postretirement benefits was $1.0 million and $1.1 million as of January 28, 2023 and January 29, 2022, respectively.

Amounts recognized in the consolidated balance sheets consist of:

…..
	Pension Benefits		Other Postretirement Benefits
($ thousands)	2022	2021	2022	2021
Prepaid pension costs (noncurrent assets)	$83,396	$99,139	$—	$—
Accrued benefit liabilities (current liability)	(5,189)	(3,755)	(182)	(189)
Accrued benefit liabilities (noncurrent liability)	(7,034)	(6,579)	(836)	(954)
Net amount recognized at end of year	$71,173	$88,805	$(1,018)	$(1,143)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the		Accumulated Benefit Obligation
	Fair Value of Plan Assets		Exceeds the Fair Value of Plan Assets
($ thousands)	2022	2021	2022	2021
End of Year
Projected benefit obligation	$12,223	$10,334	$12,223	$10,334
Accumulated benefit obligation	11,392	9,247	11,392	9,247
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit income at January 28, 2023 and January 29, 2022 are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2022	2021	2022	2021
Components of accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$25,967	$8,807	$(410)	$(424)
Net prior service credit	(20)	(565)	—	—
Accumulated other comprehensive loss, net of tax	$25,947	$8,242	$(410)	$(424)

Net Periodic Benefit Income

Net periodic benefit income for 2022, 2021 and 2020 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2022	2021	2020	2022	2021	2020
Service cost	$7,143	$7,494	$8,492	$—	$—	$—
Interest cost	11,977	11,236	12,205	35	35	41
Expected return on assets	(27,987)	(28,437)	(31,498)	—	—	—
Amortization of:
Actuarial loss (gain)	3,088	2,410	2,718	(103)	(108)	(110)
Prior service credit	(314)	(514)	(1,354)	—	—	—
Settlement cost	320	—	1,353	—	—	—
Curtailments	13	—	(189)	—	—	—
Total net periodic benefit income	$(5,760)	$(7,811)	$(8,273)	$(68)	$(73)	$(69)

The non-service cost components of net periodic benefit income are included in other income, net in the consolidated statements of earnings (loss).  Service cost is included in selling and administrative expenses.

	Pension Benefits			Other Postretirement Benefits
Weighted–average assumptions used to determine net periodic benefit income	2022	2021	2020	2022	2021	2020
Discount rate	3.40%	3.10%	3.25%	3.40%	3.10%	3.25%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on plan assets	7.20%	7.25%	7.50%	N/A	N/A	N/A

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

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
				Other
				Postretirement
($ thousands)	Funded Plan	SERP	Total	Benefits
Employer Contributions
2023 expected contributions to plan trusts	$91	$—	$91	$—
2023 expected contributions to plan participants	—	5,323	5,323	187
2023 refund of assets (e.g. surplus) to employer	135	—	135	—
Expected Benefit Payments			—
2023	$15,174	$5,323	$20,497	$187
2024	15,591	2,348	17,939	153
2025	16,272	3,011	19,283	124
2026	16,855	675	17,530	101
2027	17,302	856	18,158	81
2028-2032	91,942	1,641	93,583	217

Defined Contribution Plans

The Company’s domestic defined contribution 401(k) plan covers certain salaried employees.  For eligible salaried employees, the Company makes a core contribution of 1.5% and a matching contribution of up to 50% of the first 6% of the employees’ contributions.  The Company’s expense for this plan was $4.6 million in 2022, $5.5 million in 2021, and $4.0 million in 2020.  In addition to the core and matching contributions, the Company has the discretion to contribute up to an additional 2% profit-sharing benefit based on the Company’s performance.  The Company’s expense for the profit-sharing contribution was $2.6 million for 2022 and $3.3 million for 2021.

Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan of $7.9 million and $7.5 million as of January 28, 2023 and January 29, 2022, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets.  The assets held by the trust of $7.9 million and $7.5 million as of January 28, 2023 and January 29, 2022, respectively, are presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $1.8 million as of both January 28, 2023 and January 29, 2022 are based on 60,067 and 64,227 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets.

Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings (loss).

6.   INCOME TAXES

The components of earnings (loss) before income taxes consisted of domestic earnings before income taxes of $168.0 million and $152.5 million in 2022 and 2021, respectively, and domestic loss before income taxes of $441.5 million in 2020.  The Company’s international earnings before incomes taxes were $45.0 and $36.7 million in 2022 and 2021, respectively, and international losses before income taxes were $75.6 million in 2020.

The components of income tax provision (benefit) on earnings (loss) were as follows:

($ thousands)	2022	2021	2020
Federal
Current	$11,506	$36,388	$(37,140)
Deferred	6,975	(227)	(45,145)
Total federal income tax provision (benefit)	18,481	36,161	(82,285)
State
Current	6,660	4,012	1,532
Deferred	3,421	6,531	(9,038)
Total state income tax provision (benefit)	10,081	10,543	(7,506)
International
Current	4,759	4,615	2,288
Deferred	18	(238)	9,386
Total international income tax provision	4,777	4,377	11,674
Total income tax provision (benefit)	$33,339	$51,081	$(78,117)

The differences between the income tax provision (benefit) reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate were as follows:

($ thousands)	2022	2021	2020
Income taxes at statutory rate	$44,737	$39,741	$(108,593)
State income taxes, net of federal tax benefit	8,981	8,361	(17,433)
International earnings taxed at differing rates from U.S. statutory	(1,974)	(3,588)	(5,210)
Share-based compensation	(602)	94	1,094
Provision for valuation allowance, net of utilization	(20,743)	8,978	41,019
Non-deductibility of 162(m) limitations	3,363	3,377	1,005
GILTI, BEAT and FDII provisions	422	346	—
Non-deductibility of goodwill impairment	—	—	20,179
Impairment of international trade name taxed at higher rate	—	—	(1,440)
CARES Act NOL, net carryback benefit (1)	—	365	(8,203)
International entity restructuring (2)	—	(6,697)	—
Other (3)	(845)	104	(535)
Total income tax provision (benefit)	$33,339	$51,081	$(78,117)
(1)	The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law during 2020. Among the Internal Revenue Code provisions modified by the CARES Act was a five-year carryback period for net operating losses incurred in the 2018, 2019 and 2020 tax years; temporary removal of the 80% limitation on net operating loss usage, reinstated for tax years after 2020; a temporary increase in the interest expense limitation and acceleration of refundable AMT credit. The five-year carryback presented an opportunity to carry back net operating losses from years with a statutory 21% federal tax rate to years when the rate was 35%.
(2)	Reflects the deferred tax impacts of the liquidation of certain international subsidiaries, with related impacts presented in the provision for valuation allowance, net of utilization line in the table above.
(3)	The other category of income tax provision (benefit) principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and the impact of any return-to-provision adjustments.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 28, 2023	January 29, 2022
Deferred Tax Assets
Lease obligations	$147,910	$149,123
Goodwill	38,407	43,510
Net operating loss carryforward/carryback	13,303	14,441
Accrued expenses	19,478	25,314
Employee benefits, compensation and insurance	17,350	15,751
Accounts receivable	6,304	5,735
Inventory capitalization and inventory reserves	6,642	6,013
Impairment of investment in nonconsolidated affiliate	1,470	1,470
Postretirement and postemployment benefit plans	228	259
Other	1,261	1,261
Total deferred tax assets, before valuation allowance	252,353	262,877
Valuation allowance	(39,540)	(58,959)
Total deferred tax assets, net of valuation allowance	$212,813	$203,918

Deferred Tax Liabilities
Lease right-of-use assets	$(136,618)	$(134,888)
Intangible assets	(12,054)	(10,624)
LIFO inventory valuation	(46,551)	(37,675)
Retirement plans	(19,381)	(23,718)
Capitalized software	(3,309)	(5,042)
Depreciation	(10,823)	(3,818)
Other	(3,078)	(2,884)
Total deferred tax liabilities	(231,814)	(218,649)
Net deferred tax liability	$(19,001)	$(14,731)

As of January 28, 2023, the Company had various federal, state and international net operating loss (“NOL”) carryforwards with tax values totaling $13.3 million.  The state NOLs totaling $5.5 million have carryforward periods ranging from one to 20 years.  The Company has NOLs in Canada and the United Kingdom of $5.7 million and $2.1 million, respectively.  The Canada NOLs have carryforward periods ranging from 18 to 19 years, while the United Kingdom NOLs have no expiration.  As of January 28, 2023, the Company is in a three-year cumulative loss position for federal, state and certain international tax jurisdictions.  The Company experienced significant losses before income taxes in 2020, which were driven by the impairment of goodwill and intangible assets during the pandemic.  During 2021, the Company also experienced operating losses at its Canadian business division, which were driven by exit-related costs associated with the Naturalizer retail stores in the first quarter of 2021.  As a result of the strong earnings before income taxes in both 2021 and 2022, the Company’s net deferred tax asset position declined.  As a result, in the fourth quarter of 2022, the Company released approximately $17.4 million of its valuation allowances on deferred tax assets, reducing the valuation allowance to $39.5 million as of January 28, 2023.

As of January 28, 2023, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s international subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.  If the Company’s unremitted international earnings were not considered indefinitely reinvested as of January 28, 2023, an immaterial amount of additional deferred taxes would have been provided.

Uncertain Tax Positions

ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions.  The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of January 28, 2023, the Company had no unrecognized tax benefits.  As of January 29, 2022 and January 30, 2021, the Company had unrecognized tax benefits of $1.0 million and $1.5 million, respectively, associated with international jurisdictions.

For federal purposes, the Company’s tax filings for fiscal years 2019 to 2021 remain open to examination but are not currently being examined.   The Company also files tax returns in various international jurisdictions and numerous states for which various tax years are subject to examination and currently involved in audits.  While the Company is involved in examinations in certain jurisdictions, it does not expect any significant changes in its liability for uncertain tax positions during the next 12 months.

7.   BUSINESS SEGMENT INFORMATION

The Company’s reportable segments are Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of Famous Footwear, famousfootwear.com and famousfootwear.ca.  Famous Footwear operated 873 stores at the end of 2022, selling primarily branded footwear for the entire family.

The Brand Portfolio segment is comprised of wholesale operations selling the Company’s branded footwear, and the retail stores and e-commerce sites associated with those brands.  This segment sources, manufactures and markets branded, licensed and private-label footwear primarily to online retailers, national chains, department stores, mass merchandisers and independent retailers as well as Company-owned Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds stores and e-commerce businesses.  The Brand Portfolio segment included 63 branded retail stores in the United States and 29 branded retail stores in China at the end of 2022.

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

Following is a summary of certain key financial measures for the respective periods:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Fiscal 2022
Net sales	$1,705,093	$1,322,772	$(59,727)	$2,968,138
Intersegment sales	—	59,727	—	59,727
Depreciation and amortization	20,585	21,812	6,614	49,011
Operating earnings (loss)	195,837	112,345	(93,855)	214,327
Segment assets	767,575	921,110	147,787	1,836,472
Purchases of property and equipment	41,755	4,170	9,988	55,913
Capitalized software	—	42	8,082	8,124

Fiscal 2021
Net sales	$1,748,291	$1,081,003	$(51,690)	$2,777,604
Intersegment sales	—	51,690	—	51,690
Depreciation and amortization	20,333	23,762	8,235	52,330
Operating earnings (loss)	276,415	35,928	(106,536)	205,807
Segment assets	705,063	944,241	194,622	1,843,926
Purchases of property and equipment	12,480	3,977	1,936	18,393
Capitalized software	121	8	5,623	5,752

Fiscal 2020
Net sales	$1,263,551	$902,481	$(48,962)	$2,117,070
Intersegment sales	—	48,962	—	48,962
Depreciation and amortization	23,090	28,889	8,560	60,539
Operating loss	(23,821)	(408,444)	(53,393)	(485,658)
Segment assets	765,754	851,027	250,269	1,867,050
Purchases of property and equipment	7,693	6,486	2,607	16,786
Capitalized software	870	153	4,251	5,274

Products purchased for the Famous Footwear segment from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 24%, 26% and 25% of consolidated net sales for 2022, 2021 and 2020, respectively.

Following is a reconciliation of operating earnings (loss) to earnings (loss) before income taxes:

($ thousands)	2022	2021	2020
Operating earnings (loss)	$214,327	$205,807	$(485,658)
Interest expense, net	(14,264)	(30,930)	(48,287)
Loss on early extinguishment of debt	—	(1,011)	—
Other income, net	12,971	15,378	16,834
Earnings (loss) before income taxes	$213,034	$189,244	$(517,111)

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

A summary of the Company’s net sales and long-lived assets, including lease right-of-use assets and property and equipment, by geographic area were as follows:

($ thousands)	2022	2021	2020
Net Sales
United States	$2,763,896	$2,600,848	$1,984,713
Eastern Asia	146,700	119,857	77,793
Canada	44,484	43,789	46,781
Other	13,058	13,110	7,783
Total net sales	$2,968,138	$2,777,604	$2,117,070

Long-Lived Assets
United States	$656,840	$630,519	$703,642
Eastern Asia	11,614	8,357	2,660
Canada	10,441	14,687	20,246
Other	184	105	192
Total long-lived assets	$679,079	$653,668	$726,740

8.   INVENTORIES

The Company’s net inventory balance was comprised of the following:

($ thousands)	January 28, 2023	January 29, 2022
Raw materials	$21,172	$16,764
Work-in-process	569	614
Finished goods	558,474	579,429
Inventories, net	$580,215	$596,807

As of January 28, 2023 and January 29, 2022, the Company’s inventory balance included $0.2 million and $0.1 million, respectively, of finished goods product subject to consignment arrangements with wholesale customers.

9.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($thousands)	January 28, 2023	January 29, 2022
Land and buildings	$37,394	$48,355
Leasehold improvements	204,378	197,218
Technology equipment	50,628	49,550
Machinery and equipment	106,197	98,308
Furniture and fixtures	130,761	127,125
Construction in progress	20,504	3,066
Property and equipment	549,862	523,622
Allowances for depreciation	(388,979)	(373,384)
Property and equipment, net	$160,883	$150,238

Useful lives of property and equipment are as follows:

Years
Buildings	5 - 30
Leasehold improvements	5 - 20
Technology equipment	2 - 10
Machinery and equipment	4 - 20
Furniture and fixtures	3 - 10

After allowing for an appropriate start-up period, property and equipment at stores and any lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded charges for impairment of $1.8 million, $4.1 million and $56.3 million in 2022, 2021 and 2020, respectively, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores and capitalized software.  All of the charges in 2022 and 2021 are presented in selling and administrative expenses. Of the $56.3 million of impairment charges in 2020, $55.3 million is reflected in restructuring and other special charges and $1.0 million is reflected in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest. Refer to Note 4, Note 12 and Note 13 to the consolidated financial statements for further discussion of these impairment charges.

Property and Equipment, Held for Sale

During 2021, the Company began actively marketing for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri.  In January 2023, the Company entered into a letter of intent to sell the Campus.  Subsequent to fiscal year-end, in February 2023, the Company entered into an agreement to sell the Campus, subject to certain closing conditions.  The Company expects the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale within the Eliminations and Other category on the consolidated balance sheet as of January 28, 2023.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of January 28, 2023.  As of January 29, 2022, the Company was in negotiations to sell the campus and expected only a portion of the campus to qualify as a completed sale within twelve months.  That portion of the campus, which was included in the Eliminations and Other category, was classified within property and equipment, held for sale on the consolidated balance sheet as of January 29, 2022.

10.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	January 28, 2023	January 29, 2022
Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio	342,083	342,083
Total intangible assets	344,883	344,883
Accumulated amortization	(134,447)	(122,336)
Total intangible assets, net	210,436	222,547
Goodwill
Brand Portfolio (1)	4,956	4,956
Total goodwill	4,956	4,956
Goodwill and intangible assets, net	$215,392	$227,503
(1)	The carrying amount of goodwill as of January 28, 2023 and January 29, 2022 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of January 28, 2023 and January 29, 2022 were as follows:

($ thousands)	January 28, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$121,928	$10,200	$167,360
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	12,519	4,005	27,676
		$451,088	$134,447	$106,205	$210,436

	January 29, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$112,061	$10,200	$177,227
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	10,275	4,005	29,920
		$451,088	$122,336	$106,205	$222,547

Amortization expense related to intangible assets was $12.1 million in 2022, $12.6 million in 2021 and $13.0 million in 2020.  The Company estimates $11.9 million of amortization expense related to intangible assets in 2023, $11.0 million in 2024, 2025 and 2026, and $10.9 million in 2027.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During 2022 and 2021, the goodwill impairment testing was performed as of the first day of the fourth fiscal quarter, which resulted in no impairment charges.  During the first quarter of 2020, as a result of the significant decline in the Company’s share price and market capitalization and the impact of the pandemic on the Company’s business operations, the Company determined that an interim assessment of goodwill was required.  A quantitative assessment was performed for all reporting units as of May 2, 2020.  The assessment indicated that the carrying value of the goodwill associated with the Brand Portfolio and Vionic reporting units was impaired, resulting in total goodwill impairment charges of $240.3 million, which are reflected within the Brand Portfolio segment.  In addition to the interim assessment, the Company performed an impairment review of the remaining goodwill balance, which is associated with the Blowfish Malibu reporting unit, as of the first day of the fourth fiscal quarter.  That review indicated no impairment.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company did not record any impairment charges for intangible assets during 2022 or 2021.  As a result of the triggering event from the economic impacts of the pandemic, an interim assessment was performed as of May 2, 2020.  The interim indefinite-lived trade name impairment review resulted in total impairment charges of $22.4 million, including $12.2 million associated with the indefinite-lived Allen Edmonds trade name and $10.2 million of impairment associated with the indefinite-lived Via Spiga trade name.  In addition to the interim assessment, the Company tested the indefinite-lived intangible assets as of the first day of the fourth fiscal quarter.  As a result of the impairment indicator for Allen Edmonds, the Company also tested the definite-lived Allen Edmonds customer relationships intangible asset.  Those reviews resulted in additional impairment totaling $23.8 million, consisting of $19.8 million associated with the Allen Edmonds trade name and $4.0 million associated with the Allen Edmonds customer relationships intangible asset.  Total intangible asset impairment charges of $46.2 million in 2020 are reflected within the Brand Portfolio segment.

11.    FINANCING ARRANGEMENTS

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and certain wholly-owned subsidiaries, including Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC and Vionic International LLC, are co-borrowers and guarantors.  On April 8, 2022, Blowfish, LLC was joined to the revolving credit facility as a co-borrower and guarantor.

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

Interest on borrowings is at variable rates based on LIBOR (with a floor of 0.0%) or the prime rate (as defined in the Credit Agreement), plus a spread.  The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement.  There is a fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds an amount as defined in the Credit Agreement for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of January 28, 2023.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $380.5 million and $290.0 million in 2022 and 2021, respectively.  As of January 28, 2023, the Company had $307.5 million of borrowings outstanding and $10.6 million in letters of credit outstanding under the Credit Agreement, with total additional borrowing availability of $181.9 million.  Average daily borrowings were $356.4 million and $172.8 million in 2022 and 2021, respectively, and the weighted-average interest rates approximated 3.6% and 2.5% for the respective periods.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates. The Company recorded asset impairment charges of $1.8 million during 2022, primarily related to capitalized software.  The Company recorded asset impairment charges of $4.1 million and $56.3 million during 2021 and 2020, respectively, primarily related to operating lease right-of-use assets and property and equipment associated with underperforming retail stores.  The impairment charges recorded in 2020 primarily reflect the impact of the pandemic on the Company’s retail operations and estimates of remaining cash flows for each store, as well as the decision to close all but two of the Company’s Naturalizer retail stores. Refer to Note 4 and Note 13 to the consolidated financial statements for further discussion on these impairment charges.

As a result of the temporary store closures during the first half of 2020 associated with the pandemic, certain leases were amended to provide rent abatements and/or deferral of lease payments.  Deferred payments continue to be reflected in the lease obligations on the consolidated balance sheets.  Under relief provided by the FASB, entities could make a policy election to account for the lease concessions related to COVID-19 as if the enforceable rights existed under the original contract, accounting for them as variable rent rather than lease modifications.  The Company made a policy election to account for rent abatements as variable rent.  Accordingly, in 2022, 2021 and 2020, the Company recorded $1.3 million, $2.1 million and $5.4 million, respectively, in lease concessions as a reduction of rent expense within selling and administrative expenses in the consolidated statements of earnings (loss).  Rent concessions for leases that were extended were recognized as a lease modification.

The weighted-average lease term and discount rate as of January 28, 2023 and January 29, 2022 were as follows:

	January 28, 2023	January 29, 2022
Weighted-average remaining lease term (in years)	6.0	6.5
Weighted-average discount rate	4.5%	4.2%

During 2022, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $162.2 million on the consolidated balance sheets.  As of January 28, 2023, the Company has entered into lease commitments for six retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for four of the new retail locations will begin in the next fiscal year and two will begin in fiscal year 2024.

Upon commencement, right-of-use assets and lease liabilities of approximately $2.6 million and $1.8 million will be recorded on the consolidated balance sheets, in 2023 and 2024, respectively.

The components of lease expense for 2022, 2021 and 2020 were as follows:

($ thousands)	2022	2021	2020
Operating lease expense	$148,299	$149,850	$167,624
Variable lease expense	40,233	40,654	48,443
Short-term lease expense	4,059	2,837	4,512
Sublease income	(59)	(652)	(96)
Total lease expense (1)	$192,532	$192,689	$220,483
(1)	Net of lease concessions recognized of $1.3 million, $2.1 million and $5.4 million for 2022, 2021 and 2020, respectively.

The aggregate future annual lease payments at January 28, 2023 were as follows:

($ thousands)
2023	$156,589
2024	129,221
2025	100,282
2026	80,255
2027	58,171
Thereafter	139,877
Total minimum operating lease payments	$664,395
Less imputed interest	(84,270)
Present value of lease obligations	$580,125

Supplemental cash flow information related to leases is as follows:

($ thousands)	2022	2021	2020
Cash paid for lease obligations (1)	$167,163	$179,921	$145,552
Cash received from sublease income	59	652	96

(1)	Cash paid for lease obligations in 2021 includes payment of certain lease payments deferred in 2020, as described above, as well as lease termination costs associated with the Naturalizer retail store closures, as further discussed in Note 4 to the consolidated financial statements. In addition, cash paid for lease obligations in 2020 was significantly lower than comparable periods, reflecting the deferral of lease payments during the onset of the pandemic.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 28, 2023 and January 29, 2022. The Company did not have any transfers between Level 1, Level 2 or Level 3 during 2022, 2021 or 2020.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
January 28, 2023:
Non-qualified deferred compensation plan assets	$7,890	$7,890	$—	$—
Non-qualified deferred compensation plan liabilities	(7,890)	(7,890)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,662)	(1,662)	—	—
Restricted stock units for non-employee directors	(2,028)	(2,028)	—	—
January 29, 2022:
Non-qualified deferred compensation plan assets	7,463	7,463	—	—
Non-qualified deferred compensation plan liabilities	(7,463)	(7,463)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,770)	(1,770)	—	—
Restricted stock units for non-employee directors	(2,568)	(2,568)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $562.2 million, $545.1 million and $615.7 million in 2022, 2021 and 2020, respectively, were assessed for indicators of impairment. This assessment resulted in the impairment charges presented in the table below, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores, as well as capitalized software.  Higher impairment charges were recorded in 2020, reflecting adverse economic conditions, driven in part by the COVID-19 pandemic.

($ thousands)	2022	2021	2020
Long-Lived Asset Impairment Charges
Famous Footwear	$200	$1,241	$14,900
Brand Portfolio	1,603	2,894	41,443
Total long-lived asset impairment charges	$1,803	$4,135	$56,343

The Company performed its annual impairment review of intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). The intangible asset impairment reviews performed in 2022 and 2021 resulted in no impairment charges.  As a result of its annual impairment testing, the Company recorded $46.2 million in impairment charges in 2020, as further discussed in Note 1 and Note 10 to the consolidated financial statements.

During 2022 and 2021, the Company performed a qualitative assessment of goodwill as of the first day of the fourth fiscal quarter.  The reviews indicated no impairment.  During 2020, the Company performed an interim impairment test of goodwill, as further discussed in Note 10 to the consolidated financial statements. A quantitative assessment was performed for all reporting units as of May 2, 2020, which involved estimating the fair value of the reporting units using significant unobservable inputs (Level 3).  The assessment indicated that the carrying values of the goodwill associated with the Brand Portfolio and Vionic reporting units were impaired, resulting in total goodwill impairment charges of $240.3 million.  The quantitative assessment performed as of the first day of the fourth fiscal quarter of 2020 resulted in no further impairment charges.  Refer to Note 1 and Note 10 to the consolidated financial statements for additional information related to the goodwill impairment tests.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The fair values of the borrowings under revolving credit agreement of $307.5 million and $290.0 million as of January 28, 2023 and January 29, 2022, respectively, approximate their carrying value due to the short-term nature of the borrowings. (Level 1).

14.   SHAREHOLDERS’ EQUITY

Company Stock

The Company’s common stock, which has a $0.01 par value per share, is listed for trading under the ticker symbol “CAL” on the New York Stock Exchange.  Holders of the common shares are entitled to one vote per share. The Company is also authorized to issue preferred shares with a $1.00 par value per share.

The following table provides additional information regarding the Company’s common and preferred stock:

(in thousands)	January 28, 2023		January 29, 2022
	Common	Preferred	Common	Preferred
Authorized shares	100,000	1,000	100,000	1,000
Outstanding shares	35,716	—	37,635	—
Treasury shares	10,371	—	8,452	—

Stock Repurchase Programs

On September 2, 2019 and March 10, 2022, the Board of Directors approved stock repurchase programs (“2019 Program" and "2022 Program", respectively) authorizing the repurchase of the Company’s outstanding common stock of up to 5.0 million shares in the 2019 Program and 7.0 million in the 2022 Program.  The Company can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Repurchases of common stock are limited under the Company’s debt agreements.  During 2022, the Company repurchased 2,622,845 shares under the share repurchase programs.  In total, 5.0 million shares have been repurchased under the 2019 Program and there are no additional shares authorized to be repurchased.  There are 6,367,379 additional shares authorized to be repurchased under the 2022 Program as of January 28, 2023.

Repurchases Related to Employee Share-based Awards

During 2022, 2021 and 2020, employees tendered 246,688, 205,213 and 160,101 shares, respectively, related to certain share-based awards.  These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for non-qualified stock options, restricted stock and stock performance awards.  Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss, net of tax, by component for 2022, 2021 and 2020:

		Pension and		Accumulated
	Foreign	Other		Other
	Currency	Postretirement	Derivative	Comprehensive
($ thousands)	Translation	Transactions (1)	Transactions (2)	(Loss) Income
Balance February 1, 2020	$(580)	$(31,171)	$(92)	$(31,843)
Other comprehensive income before reclassifications	469	20,351	87	20,907
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,418	6	2,424
Tax benefit	—	(623)	(1)	(624)
Net reclassifications	—	1,795	5	1,800
Other comprehensive income	469	22,146	92	22,707
Balance January 30, 2021	$(111)	$(9,025)	$—	$(9,136)
Other comprehensive loss before reclassifications	(677)	(116)	—	(793)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,788	—	1,788
Tax benefit	—	(465)	—	(465)
Net reclassifications	—	1,323	—	1,323
Other comprehensive (loss) income	(677)	1,207	—	530
Balance January 29, 2022	$(788)	$(7,818)	$—	$(8,606)
Other comprehensive loss before reclassifications	(425)	(19,776)	—	(20,201)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,991	—	2,991
Tax benefit	—	(934)	—	(934)
Net reclassifications	—	2,057	—	2,057
Other comprehensive loss	(425)	(17,719)	—	(18,144)
Balance January 28, 2023	$(1,213)	$(25,537)	$—	$(26,750)
(1)	Amounts reclassified are included in other income, net. Refer to Note 5 to the consolidated financial statements for additional information related to pension and other postretirement benefits.
(2)	Amounts reclassified are included in net sales, costs of goods sold and selling and administrative expenses.

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

Share-based compensation expense of $17.3 million, $12.3 million and $8.1 million was recognized in 2022, 2021 and 2020, respectively, as a component of selling and administrative expenses.  The following table details the share-based compensation expense by plan for 2022, 2021 and 2020:

($ thousands)	2022	2021	2020
Expense for share-based compensation plans, net of forfeitures:
Restricted stock	$10,974	$7,308	$6,840
Stock performance awards	5,190	3,904	147
Restricted stock units	1,147	1,085	1,109
Stock options	—	—	1
Total share-based compensation expense	$17,311	$12,297	$8,097

The Company issued 703,452, 330,206 and 471,569 shares of common stock in 2022, 2021 and 2020, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

The Company recognized an excess tax benefit of $0.6 million in 2022 and an excess tax provision of $0.1 million in 2021 and $1.1 million in 2020, respectively, related to restricted stock vestings and dividends, performance share award vestings and stock options exercised.  The excess tax benefit or provision for the respective periods were recorded in income tax (provision) benefit.

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

The following table summarizes restricted stock activity for 2022, 2021 and 2020:

	Number of
	Nonvested	Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Nonvested at February 1, 2020	1,271,795	$26.77
Granted	707,931	6.99
Vested	(430,837)	28.27
Forfeited	(151,662)	22.19
Nonvested at January 30, 2021	1,397,227	16.74
Granted	616,442	19.40
Vested	(540,647)	26.39
Forfeited	(82,625)	15.37
Nonvested at January 29, 2022	1,390,397	14.24
Granted	848,678	21.76
Vested	(525,399)	12.87
Forfeited	(109,716)	15.67
Nonvested at January 28, 2023	1,603,960	$18.57

Of the 848,678 restricted shares granted during 2022, 10,470 shares have a cliff-vesting term of one year, 63,614 shares have a graded-vesting term of two years, and 774,594 shares have a graded-vesting term of three years.  Of the 616,442 restricted shares granted during 2021, 4,910 shares have a cliff-vesting term of one year, 20,000 shares have a cliff-vesting term of two years and 591,532 shares have a graded-vesting term of three years.  Of the 707,931 restricted shares granted during 2020, 12,748 shares have a cliff-vesting term of one year and 695,183 shares have a graded-vesting term of three years.  The shares that have a graded-vesting term of two years vest 50% after one year and 50% after two years and shares that have a graded-vesting term of three years vest 50% after two years and 50% after three years.

The total grant date fair value of restricted stock awards vested during the years ended January 28, 2023, January 29, 2022 and January 30, 2021, was $6.8 million, $14.3 million and $4.4 million, respectively.  As of January 28, 2023, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $15.0 million, which will be amortized over the weighted-average remaining requisite service period of 1.7 years.

Performance Share Awards

Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met.  Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period.  At the end of the vesting period, the employee will have earned an amount of shares between 0% and 200% of the targeted award, depending on the attainment of certain financial goals during the service period.  If the awards are granted in units, the employee will be given an amount of cash ranging from 0% to 200% of the equivalent market value of the targeted award.  Expense for performance share awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or cash to be awarded on a straight-line basis for each performance period of the share award.

In connection with the Company’s CFO transition during 2022, the Company approved the accelerated vesting of 30,000 performance-based share awards, representing the maximum payout of two of the four award tranches from the 2020 performance award.  The performance conditions had been satisfied for the two award tranches based on the achievement of financial goals for the 2020 and 2021 fiscal periods.  The modification to accelerate vesting eliminated the remaining service requirement.  These awards had a weighted-average grant date fair value of $13.05 per share, but were revalued using a fair value on the date of modification of $24.31 per share.  The modification of these awards resulted in incremental compensation expense of $0.4 million, which is presented in restructuring and other special charges on the consolidated statements of earnings for 2022.

The following table summarizes performance share award activity for 2022, 2021 and 2020:

	Number of Nonvested	Number of Nonvested
	Performance Share	Performance Share
	Awards at Target	Awards at Maximum	Weighted-Average
	Level	Level	Grant Date Fair Value
Nonvested at February 1, 2020	476,000	952,000	$27.16
Granted	87,750	175,500	7.47
Vested	(153,000)	(306,000)	26.90
Forfeited	(25,000)	(50,000)	18.64
Nonvested at January 30, 2021	385,750	771,500	23.33
Granted	160,500	321,000	13.05
Vested	(148,000)	(296,000)	31.84
Forfeited	(7,500)	(15,000)	11.19
Nonvested at January 29, 2022	390,750	781,500	16.12
Granted	77,750	155,500	21.00
Vested	(172,500)	(345,000)	23.50
Forfeited	(15,000)	(30,000)	14.24
Nonvested at January 28, 2023	281,000	562,000	$13.64

As of January 28, 2023, the remaining unrecognized compensation cost related to nonvested performance share awards was $0.4 million, which will be recognized over the remaining service period of one month.

During 2022, the Company granted long-term incentive awards payable in cash for the 2022-2024 performance period, with a target value of $8.3 million and a maximum value of $16.6 million.  During 2021, the Company granted long-term incentive awards payable in cash for the 2021-2023 performance period, with a target value of $7.3 million and a maximum value of $14.6 million.  These awards, which vest after a three-year period, are dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated value of the award, which is reflected within other liabilities on the consolidated balance sheets, is being accrued over the three-year performance period.  There were no long-term cash incentive awards granted by the Company during 2020.

Stock Options

Stock options are granted to employees at exercise prices equal to the quoted market price of the Company’s stock at the date of grant.  Stock options generally vest over four years and have a term of 10 years.  Compensation cost for all stock options is recognized over the requisite service period for each award.  No dividends are paid on unexercised options. Expense for stock options is recognized on a straight-line basis separately for each vesting portion of the stock option award. The Company granted no stock options during 2022, 2021 and 2020.  The remaining 16,667 options outstanding at January 29, 2022 were canceled during 2022 and therefore, there are no options outstanding or exercisable as of January 28, 2023.

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

The following table summarizes restricted stock unit activity for the year ended January 28, 2023:

					Nonvested
	Outstanding			Accrued (3)	RSUs
					Weighted-
	Number of	Number of	Total	Total	Average
	Vested	Nonvested	Number of	Number of	Grant Date
	RSUs	RSUs	RSUs (2)	RSUs	Fair Value
January 29, 2022	524,824	45,079	569,903	554,876	$23.56
Granted (1)	5,354	37,112	42,466	30,251	27.64
Vested	39,747	(39,747)	—	13,093	27.45
Settled	(114,242)	—	(114,242)	(114,242)	27.91
January 28, 2023	455,683	42,444	498,127	483,978	$23.49
(1)	Granted RSUs include 5,821 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 5,354 related to outstanding vested RSUs and 467 to outstanding nonvested RSUs.
(2)	Total number of RSUs as of January 28, 2023 includes 360,448 RSUs payable in shares and 137,679 RSUs payable in cash.
(3)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.

The following table summarizes RSUs granted, vested and settled during 2022, 2021 and 2020:

($ thousands, except per unit amounts)	2022	2021	2020
Weighted-average grant date fair value of RSUs granted (1)	$27.09	$26.88	$10.12
Fair value of RSUs vested	$998	$2,370	$1,125
RSUs settled	114,242	—	88,370
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the related income tax (benefit) provision for 2022, 2021 and 2020:

($ thousands)	2022	2021	2020
Compensation expense (income)	$335	$907	$(613)
Income tax (benefit) provision	(86)	(233)	158
Compensation expense (income), net of tax	$249	$674	$(455)

The aggregate fair value of RSUs outstanding and currently vested at January 28, 2023 is $12.5 million and $11.4 million, respectively.  The liabilities associated with the accrued RSUs totaled $2.0 million and $2.6 million as of January 28, 2023 and January 29, 2022, respectively.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. In 2016, the Company submitted a revised plan to address on-site conditions, including direct treatment of source areas, and received approval from the oversight authorities to begin implementing the revised plan.  The Company has received permission from the oversight authorities to convert the pump and treat system to a passive treatment barrier system and will begin implementing that conversion in 2023.

Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003.  However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater.  The modified workplan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas.  In accordance with the workplan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner. The results of groundwater monitoring are being used to evaluate the effectiveness of these activities.  The Company continues to implement the expanded remedy workplan that was approved by the oversight authorities in 2015 and to work with the oversight authorities on the off-site work plan.

The cumulative expenditures for both on-site and off-site remediation through January 28, 2023 were $33.1 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at January 28, 2023 is $9.8 million, of which $8.8 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses.  Of the total $9.8 million reserve, $5.0 million is for off-site remediation and $4.8 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.1 million as of January 28, 2023.  The Company expects to spend approximately $0.6 million in the next year, $0.1 million in each of the following four years and $12.1 million in the aggregate thereafter related to the on-site remediation.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to Other				Balance at
	Beginning	Costs and	Accounts -		Deductions -		End of
Description	of Period	Expenses	Describe		Describe		Period
($ thousands)
YEAR ENDED JANUARY 28, 2023
Deducted from assets or accounts:
Allowance for expected credit losses	$9,601	$(262)	$—		$436	(A)	$8,903
Customer allowances	17,857	27,559	—		26,792	(B)	18,624
Customer discounts	2,472	11,357	—		10,536	(B)	3,293
Inventory valuation allowances	30,455	53,787	—		40,331	(C)	43,911
Deferred tax asset valuation allowance	58,959	(19,419)	—		—	(D)	39,540
YEAR ENDED JANUARY 29, 2022
Deducted from assets or accounts:
Allowance for expected credit losses	$14,928	$(2,242)	$—		$3,085	(A)	$9,601
Customer allowances	15,151	26,100	—		23,394	(B)	17,857
Customer discounts	1,892	7,459	—		6,879	(B)	2,472
Inventory valuation allowances	32,628	23,825	—		25,998	(C)	30,455
Deferred tax asset valuation allowance	49,981	8,978	—		—	(D)	58,959
YEAR ENDED JANUARY 30, 2021
Deducted from assets or accounts:
Allowance for expected credit losses	$1,813	$10,575	$2,521	(E)	$(19)	(A)	$14,928
Customer allowances	25,816	20,355	—		31,020	(B)	15,151
Customer discounts	1,198	11,692	—		10,998	(B)	1,892
Inventory valuation allowances	20,610	63,543	—		51,525	(C)	32,628
Deferred tax asset valuation allowance	4,809	45,434	—		262	(D)	49,981

(A)	Accounts written off, net of recoveries.
(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.
(C)	Adjustment upon sale of related inventories.
(D)	Reductions to the valuation allowances for the net operating loss carryforwards for certain states based on the Company’s expectations for utilization of net operating loss carryforwards.
(E)	Adjustment upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of January 28, 2023, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 28, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9BOTHER INFORMATION

None.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Information about our Executive Officers that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Delinquent Section 16(a) Reports in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

Information regarding the Culture, Compensation and People Committee Report is set forth under the caption Culture, Compensation and People Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Culture, Compensation and People Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 28, 2023:

Number of
securities
remaining
available for
future
	Number of				issuance
	securities to be		Weighted-		under equity
	issued upon		average		compensation
	exercise of		exercise price		plans
	outstanding		of outstanding		(excluding
	options,		options,		securities
	warrants and		warrants and		reflected in
	rights		rights		column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	562,000	(1)	$—	(1)	1,983,202	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	562,000		$—		1,983,202
(1)	Column (a) includes 562,000 performance share units payable in stock, which reflects the maximum number of shares to be issued under the performance share plans. The target number of shares to be issued under the plans is 281,000. Performance share awards were disregarded for purposes of computing the weighted-average exercise price in column (b). There were no outstanding (vested and nonvested) stock options as of January 28, 2023. This table excludes independent directors’ deferred compensation units and restricted stock units payable in cash.

(2)	Represents our remaining shares available for award grants based upon the provisions of the plans, which reflect our practice to reserve shares for outstanding awards. The number of securities available for grant has been reduced for stock option grants and performance share awards payable in stock. Performance share awards are reserved based on the maximum payout level.

Information regarding share-based plans is set forth in Note 15 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our Principal Accountant Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2023, which information is incorporated herein by reference.

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

(3) Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2020.
3.2	Bylaws of the Company as amended through March 9, 2023, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 15, 2023.
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
10.2b*

Form of Performance Award Agreement (for 2020-2022 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4a to the Company’s Form 10-Q for the quarterly period ended October 31, 2020, and filed December 9, 2020.

10.2c*

Form of Performance Award Agreement (for 2021-2023 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4e to the Company’s Form 10-K for the year ended January 30, 2021, and filed March 30, 2021.

10.2d*

Form of Performance Award Agreement (for 2022-2024 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4e to the Company’s Form 10-K for the year ended January 29, 2022, and filed March 28, 2022.

10.2e*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2019) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4f to the Company’s Form 10-K for the year ended February 2, 2019, and filed April 2, 2019.

10.2f*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2020) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4h to the Company’s 10-K for the year ended February 1, 2020, and filed March 31, 2020.

10.2g*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2021) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4j to the Company’s 10-K for the year ended January 31, 2021, and filed March 30, 2021.

10.2h*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2022) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4j to the Company’s Form 10-K for the year ended January 29, 2022, and filed March 28, 2022.

10.3a*	Caleres, Inc. Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit A to the Company’s definitive proxy statement dated and filed April 14, 2022.
10.3b*

Form of Performance Award Agreement under the Company’s Incentive and Stock Compensation Plan of 2022 (for grants commencing in May 2022), incorporated herein by reference to Exhibit 10.4a to the Company’s Form 10-Q for the quarter ended April 30, 2022, and filed June 7, 2022.

10.3c*

Form of Restricted Stock Award Agreement under the Company’s Incentive and Stock Compensation Plan of 2022 (for grants commencing in May 2022), incorporated herein by reference to Exhibit 10.4b to the Company’s Form 10-Q for the quarter ended April 30, 2022, and filed June 7, 2022.

†10.3d*	Form of Performance Award Agreement (for 2023 – 2025 performance period) under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
†10.3e*	Form of Restricted Award Agreement (for employee grants commencing March 2023) under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith
10.4a*

Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and its Non-Employee Directors (for grants commencing in 2022), incorporated herein by reference to Exhibit 10.5a to the Company’s Form 10-Q for the quarter ended April 30, 2022, and filed June 7, 2022.

10.4b*

Form of Non-Employee Director Restricted Stock Award Agreement between the Company and its Non-Employee Directors (for grants commencing in 2022), incorporated herein by reference to Exhibit 10.5b to the Company’s Form 10-Q for the quarter ended April 30, 2022, and filed June 7, 2022.

10.5*

Caleres, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended and restated as of May 28, 2015, incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 2, 2015, and filed June 10, 2015.

10.6*	Amendment to the Caleres, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated December 22, 2022, and filed December 28, 2022.
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

10.11*

Form of Amendment letter dated December 18, 2009, to the Severance Agreements between the Company and Daniel R. Friedman, as incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-Q for the quarter ended July 31, 2010, and filed September 7, 2010.

10.12*

Severance Agreement, effective June 14, 2018, between the Company and John W. Schmidt, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 4, 2018, and filed September 12, 2018.

10.13*

Severance Agreement, effective January 31, 2022, between the Company and Michael R. Edwards, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended January 29, 2022, and filed March 28, 2022.

10.14*

Severance Agreement, effective September 12, 2022, between the Company and Jack P. Calandra, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended October 29, 2022, and filed December 6, 2022.

†10.15*	Employment Agreement, effective as of January 12, 2023, between the Company and Diane M. Sullivan, filed herewith.
†21	Subsidiaries of the registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Power of attorney (contained on signature page).
†31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†101.INS	Inline XBRL Instance Document
†101.SCH	Inline XBRL Taxonomy Extension Schema Document
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
†101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
†104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

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
Jack P. Calandra
Senior Vice President and Chief Financial Officer

Date: March 28, 2023

Know all men by these presents, that each person whose signature appears below constitutes and appoints John W. Schmidt and Jack P. Calandra his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, on the dates and in the capacities indicated.

Signatures	Date	Title

/s/ John W. Schmidt		President, Chief Executive Officer and Director
John W. Schmidt	March 28, 2023	(Principal Executive Officer)

/s/ Jack P. Calandra		Senior Vice President and Chief Financial Officer
Jack P. Calandra	March 28, 2023	(Principal Financial Officer)

/s/ Todd E. Hasty		Senior Vice President and Chief Accounting Officer
Todd E. Hasty	March 28, 2023	(Principal Accounting Officer)

/s/ Diane M. Sullivan
Diane M. Sullivan	March 22, 2023	Executive Chair

/s/ Lisa A. Flavin
Lisa A. Flavin	March 22, 2023	Director

/s/ Brenda Freeman
Brenda Freeman	March 22, 2023	Director

/s/ Lori H. Greeley
Lori H. Greeley	March 22, 2023	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	March 22, 2023	Director

/s/ Carla C. Hendra
Carla C. Hendra	March 22, 2023	Director

/s/ Ward M. Klein
Ward M. Klein	March 22, 2023	Director

/s/ Steven W. Korn
Steven W. Korn	March 22, 2023	Director

/s/ Wenda Harris Millard
Wenda Harris Millard	March 22, 2023	Director

/s/ Bruce K. Thorn
Bruce K. Thorn	March 22, 2023	Director