Form 10-Q
period 2023-04-29
CALERES INC
filed 2023-06-06
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended April 29, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of May 26, 2023, 36,272,442 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	April 29, 2023	April 30, 2022	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$36,151	$33,717	$33,700
Receivables, net	148,068	181,551	132,802
Inventories, net	559,467	643,527	580,215
Income taxes	11,882	11,815	17,527
Property and equipment, held for sale	16,777	16,777	16,777
Prepaid expenses and other current assets	48,535	46,254	50,434
Total current assets	820,880	933,641	831,455

Prepaid pension costs	84,782	101,609	83,396
Lease right-of-use assets	513,817	503,393	518,196
Property and equipment, net	157,730	137,600	160,883
Goodwill and intangible assets, net	212,353	224,475	215,392
Other assets	28,521	27,580	27,150
Total assets	$1,818,083	$1,928,298	$1,836,472

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$291,500	$305,000	$307,500
Trade accounts payable	261,753	386,821	229,908
Income taxes	11,953	39,418	7,650
Lease obligations	136,297	118,692	136,051
Other accrued expenses	177,774	219,956	230,087
Total current liabilities	879,277	1,069,887	911,196

Other liabilities:
Noncurrent lease obligations	437,171	452,742	444,074
Income taxes	6,940	7,786	7,786
Deferred income taxes	19,185	14,811	19,001
Other liabilities	23,629	25,044	28,302
Total other liabilities	486,925	500,383	499,163

Equity:
Common stock	363	374	357
Additional paid-in capital	173,640	169,025	180,747
Accumulated other comprehensive loss	(26,260)	(8,328)	(26,750)
Retained earnings	298,574	191,165	266,329
Total Caleres, Inc. shareholders’ equity	446,317	352,236	420,683
Noncontrolling interests	5,564	5,792	5,430
Total equity	451,881	358,028	426,113
Total liabilities and equity	$1,818,083	$1,928,298	$1,836,472

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 29, 2023	April 30, 2022
Net sales	$662,734	$735,116
Cost of goods sold	360,052	408,122
Gross profit	302,682	326,994
Selling and administrative expenses	253,095	260,799
Operating earnings	49,587	66,195
Interest expense, net	(5,623)	(2,299)
Other income, net	1,492	3,422
Earnings before income taxes	45,456	67,318
Income tax provision	(10,664)	(17,333)
Net earnings	34,792	49,985
Net earnings (loss) attributable to noncontrolling interests	65	(524)
Net earnings attributable to Caleres, Inc.	$34,727	$50,509

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.97	$1.34

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.97	$1.32

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 29, 2023	April 30, 2022
Net earnings	$34,792	$49,985
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(151)	(163)
Pension and other postretirement benefits adjustments	710	440
Other comprehensive income, net of tax	559	277
Comprehensive income	35,351	50,262
Comprehensive income (loss) attributable to noncontrolling interests	134	(525)
Comprehensive income attributable to Caleres, Inc.	$35,217	$50,787

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	April 29, 2023	April 30, 2022
Operating Activities
Net earnings	$34,792	$49,985
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	8,481	8,064
Amortization of capitalized software	1,194	1,265
Amortization of intangible assets	3,039	3,028
Amortization of debt issuance costs and debt discount	102	102
Share-based compensation expense	2,905	3,799
Loss on disposal of property and equipment	245	933
Impairment charges for property, equipment, and lease right-of-use assets	39	1,777
Adjustment to expected credit losses	(264)	(617)
Deferred income taxes	184	80
Changes in operating assets and liabilities:
Receivables	(15,028)	(58,698)
Inventories	20,656	(46,775)
Prepaid expenses and other current and noncurrent assets	(648)	1,044
Trade accounts payable	31,885	55,372
Accrued expenses and other liabilities	(59,624)	(43,126)
Income taxes, net	9,102	43,376
Other, net	437	77
Net cash provided by operating activities	37,497	19,686

Investing Activities
Purchases of property and equipment	(5,750)	(9,305)
Capitalized software	(798)	(2,345)
Net cash used for investing activities	(6,548)	(11,650)

Financing Activities
Borrowings under revolving credit agreement	126,000	205,000
Repayments under revolving credit agreement	(142,000)	(190,000)
Dividends paid	(2,482)	(2,648)
Acquisition of treasury stock	—	(14,673)
Issuance of common stock under share-based plans, net	(10,006)	(3,599)
Contributions by noncontrolling interests	—	1,500
Net cash used for financing activities	(28,488)	(4,420)
Effect of exchange rate changes on cash and cash equivalents	(10)	(14)
Increase in cash and cash equivalents	2,451	3,602
Cash and cash equivalents at beginning of period	33,700	30,115
Cash and cash equivalents at end of period	$36,151	$33,717

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.	Non-
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	controlling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113
Net earnings					34,727	34,727	65	34,792
Foreign currency translation adjustment				(220)		(220)	69	(151)
Pension and other postretirement benefits adjustments, net of tax of $245				710		710		710
Comprehensive income (loss)				490	34,727	35,217	134	35,351
Dividends ($0.07 per share)					(2,482)	(2,482)		(2,482)
Issuance of common stock under share-based plans, net	558,847	6	(10,012)			(10,006)		(10,006)
Share-based compensation expense			2,905			2,905		2,905
BALANCE APRIL 29, 2023	36,274,599	$363	$173,640	$(26,260)	$298,574	$446,317	$5,564	$451,881

BALANCE JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387
Net earnings (loss)					50,509	50,509	(524)	49,985
Foreign currency translation adjustment				(162)		(162)	(1)	(163)
Pension and other postretirement benefits adjustments, net of tax of $141				440		440	—	440
Comprehensive income				278	50,509	50,787	(525)	50,262
Contributions by noncontrolling interests							1,500	1,500
Dividends ($0.07 per share)					(2,648)	(2,648)		(2,648)
Acquisition of treasury stock	(701,324)	(7)			(14,666)	(14,673)		(14,673)
Issuance of common stock under share-based plans, net	512,508	5	(3,604)			(3,599)		(3,599)
Share-based compensation expense			3,799			3,799		3,799
BALANCE APRIL 30, 2022	37,446,329	$374	$169,025	$(8,328)	$191,165	$352,236	$5,792	$358,028

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

The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  During the thirteen weeks ended April 30, 2022, capital contributions of $3.0 million were made to CLT, including $1.5 million received from Brand Investment Holding.  There were no capital contributions during the thirteen weeks ended April 29, 2023. Net sales and operating earnings were $5.2 million and $0.1 million, respectively, for the thirteen weeks ended April 29, 2023.  Net sales and operating losses were $2.9 million and $0.9 million, respectively, for the thirteen weeks ended April 30, 2022.

The Company consolidates CLT into its condensed consolidated financial statements.  Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that is attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Property and Equipment, Held for Sale

During 2021, the Company began actively marketing for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri.  In April 2022, the Company entered into an agreement for the sale of the Campus.  Although the Company expected the Campus to qualify as a completed sale within a year, the agreement was terminated in the fourth quarter of 2022.  The Company continued to actively market the Campus for sale and in February 2023, the Company entered into an agreement to sell the Campus, subject to certain closing conditions.  The Company expects the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale on the consolidated balance sheets as of April 29, 2023 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of April 29, 2023.

Note 2    Impact of New Accounting Pronouncements

Impact of Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities – Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations.  The guidance requires qualitative and quantitative disclosures about supplier finance programs in annual financial statements, including key terms of the programs, amounts outstanding, balance sheet presentation and a rollforward of amounts outstanding during the year.  For interim periods, the ASU requires disclosure of total obligations outstanding that have been confirmed as valid.  The ASU is effective for years beginning after December 15, 2022, except for the rollforward requirement, which is effective in fiscal year 2024.  The Company adopted the amendments on a retrospective basis during the first quarter of 2023, with the exception of the annual rollforward requirement, which will be adopted on a prospective basis by the effective date.  Refer to Note 5 to the condensed consolidated financial statements for additional information regarding the Company’s supplier finance program.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended April 29, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$308,239	$16,438	$—	$324,677
E-commerce - Company websites (1)	40,206	53,431	—	93,637
E-commerce - wholesale drop-ship (1)	—	34,798	(1,268)	33,530
Total direct-to-consumer sales	348,445	104,667	(1,268)	451,844
Wholesale - e-commerce (1)	—	54,979	—	54,979
Wholesale - landed	—	142,896	(10,672)	132,224
Wholesale - first cost	—	19,949	—	19,949
Licensing and royalty	585	3,015	—	3,600
Other (2)	128	10	—	138
Net sales	$349,158	$325,516	$(11,940)	$662,734

	Thirteen Weeks Ended April 30, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$331,988	$14,217	$—	$346,205
E-commerce - Company websites (1)	51,938	50,702	—	102,640
E-commerce - wholesale drop-ship (1)	—	31,773	(998)	30,775
Total direct-to-consumer sales	383,926	96,692	(998)	479,620
Wholesale - e-commerce (1)	—	60,716	—	60,716
Wholesale - landed	—	175,327	(14,128)	161,199
Wholesale - first cost	—	30,076	—	30,076
Licensing and royalty	422	2,906	—	3,328
Other (2)	154	23	—	177
Net sales	$384,502	$365,740	$(15,126)	$735,116
(1)	Collectively referred to as "e-commerce" in the narrative below
(2)	Includes breakage revenue from unredeemed gift cards

Retail stores

The Company generates revenue from retail sales where control is transferred and revenue is recognized at the point of sale.  Retail sales are recorded net of estimated returns and exclude sales tax.  The Company records a returns reserve and a corresponding return asset for expected returns of merchandise.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	April 29, 2023	April 30, 2022	January 28, 2023
Customer allowances and discounts	$19,076	$22,896	$21,917
Loyalty programs liability	16,993	18,152	17,732
Returns reserve	13,915	16,376	12,038
Gift card liability	5,920	6,130	6,659

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented.  In addition, during the thirteen weeks ended April 29, 2023,  the loyalty programs liability increased $8.8 million due to points and material rights earned on purchases and decreased $9.5 million due to expirations and redemptions.  During the thirteen weeks ended April 30, 2022, the loyalty programs liability increased $7.6 million due to points and material rights earned on purchases and decreased $8.2 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
($ thousands)	April 29, 2023	April 30, 2022
Balance, beginning of period	$8,903	$9,601
Adjustment to expected credit losses	(264)	(617)
Uncollectible accounts written off, net of recoveries	(20)	(526)
Balance, end of period	$8,619	$8,458

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	April 29, 2023	April 30, 2022

NUMERATOR
Net earnings	$34,792	$49,985
Net (earnings) loss attributable to noncontrolling interests	(65)	524
Net earnings attributable to Caleres, Inc.	$34,727	$50,509
Net earnings allocated to participating securities	(1,478)	(2,017)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$33,249	$48,492

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	34,407	36,209
Dilutive effect of share-based awards	—	467
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	34,407	36,676

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.97	$1.34

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.97	$1.32

There were no outstanding options to purchase shares of common stock for the thirteen weeks ended April 29, 2023.  Options to purchase 16,667 shares of common stock for the thirteen weeks ended April 30, 2022 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

The Company did not repurchase any shares under the share repurchase programs during the thirteen weeks ended April 29, 2023.  During the thirteen weeks ended April 30, 2022, the Company repurchased 701,324 shares under the 2019 publicly announced share repurchase program, which permits repurchases of up to 5.0 million shares.  Refer to further discussion in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds.

Note 5    Supply Chain Financing

The Company facilitates a voluntary supply chain finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financing institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of April 29, 2023 and April 30, 2022, the Company had $16.8 million and $45.0 million, respectively, of accounts payable subject to supply chain financing arrangements.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended April 29, 2023 and April 30, 2022:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended April 29, 2023
Net sales	$349,158	$325,516	$(11,940)	$662,734
Intersegment sales (1)	—	11,940	—	11,940
Operating earnings (loss)	17,056	42,669	(10,138)	49,587
Segment assets	830,994	844,263	142,826	1,818,083

Thirteen Weeks Ended April 30, 2022
Net sales	$384,502	$365,740	$(15,126)	$735,116
Intersegment sales (1)	—	15,126	—	15,126
Operating earnings (loss)	49,688	41,349	(24,842)	66,195
Segment assets	790,778	987,397	150,123	1,928,298

(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	April 29, 2023	April 30, 2022
Operating earnings	$49,587	$66,195
Interest expense, net	(5,623)	(2,299)
Other income, net	1,492	3,422
Earnings before income taxes	$45,456	$67,318

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	April 29, 2023	April 30, 2022	January 28, 2023
Raw materials	$18,367	$16,112	$21,172
Work-in-process	563	666	569
Finished goods	540,537	626,749	558,474
Inventories, net	$559,467	$643,527	$580,215

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	April 29, 2023	April 30, 2022	January 28, 2023
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(137,486)	(125,364)	(134,447)
Total intangible assets, net	207,397	219,519	210,436
Goodwill
Brand Portfolio (2)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$212,353	$224,475	$215,392
(1)	The carrying amount of intangible assets as of April 29, 2023, April 30, 2022 and January 28, 2023 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of April 29, 2023, April 30, 2022 and January 28, 2023 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of April 29, 2023, April 30, 2022 and January 28, 2023 were as follows:

($ thousands)	April 29, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$123,755	$10,200	$165,533
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	13,731	4,005	26,464
		$451,088	$137,486	$106,205	$207,397

	April 30, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$114,528	$10,200	$174,760
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	10,836	4,005	29,359
		$451,088	$125,364	$106,205	$219,519

	January 28, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$121,928	$10,200	$167,360
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	12,519	4,005	27,676
		$451,088	$134,447	$106,205	$210,436

Amortization expense related to intangible assets was $3.0 million for both the thirteen weeks ended April 29, 2023 and April 30, 2022.  The Company estimates that amortization expense related to intangible assets will be approximately $11.9 million in 2023, $11.0 million in 2024, 2025 and 2026, and $10.9 million in 2027.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the thirteen  weeks ended April 29, 2023 or April 30, 2022.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the thirteen weeks ended April 29, 2023 or April 30, 2022.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The Company recorded an immaterial amount of asset impairment charges in the thirteen weeks ended April 29, 2023.  During the thirteen weeks ended April 30, 2022, the Company recorded asset impairment charges of $1.8 million, primarily related to capitalized software.  Refer to Note 14 to the condensed consolidated financial statements for further discussion on these impairment charges.

During the thirteen weeks ended April 29, 2023, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $29.6 million on the condensed consolidated balance sheets.  As of April 29, 2023, the Company has entered into lease commitments for six retail locations for which the leases have not yet commenced.  The Company anticipates that two leases will begin in the current fiscal year, three leases will begin in fiscal 2024 and one lease will begin in fiscal 2025.  Upon commencement, right-of-use assets and lease liabilities of approximately $1.4 million, $2.2 million and $0.4 million will be recorded on the condensed consolidated balance sheets in 2023, 2024 and 2025, respectively.

The components of lease expense for the thirteen weeks ended April 29, 2023 and April 30, 2022 were as follows:

	Thirteen Weeks Ended
($ thousands)	April 29, 2023	April 30, 2022
Operating lease expense	$39,142	$38,064
Variable lease expense	10,465	9,016
Short-term lease expense	687	1,195
Sublease income	—	(59)
Total lease expense	$50,294	$48,216

Supplemental cash flow information related to leases is as follows:
	Thirteen Weeks Ended
($ thousands)	April 29, 2023	April 30, 2022
Cash paid for lease liabilities	$41,163	$48,793
Cash received from sublease income	—	59

Note 10  Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC, Vionic International LLC and Blowfish, LLC are each co-borrowers and guarantors.

On October 5, 2021, the Company entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million.  The Credit Agreement also decreased the spread applied to the London Interbank Offered Rate (“LIBOR”) or prime rate by a total of 75 basis points.   On April 27, 2023, the Company entered into a Sixth Amendment to Fourth Amended and Restated Credit agreement to transition the borrowings on the revolving credit facility from bearing interest based on LIBOR to a term secured overnight financing rate (“SOFR”).

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

Interest on borrowings is at variable rates based on the SOFR, or the prime rate (as defined in the Credit Agreement), plus a spread.  The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement.  There is an unused line fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of April 29, 2023.

At April 29, 2023, the Company had $291.5 million of borrowings outstanding and $10.6 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $197.9 million at April 29, 2023.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended April 29, 2023 and April 30, 2022:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at January 28, 2023	$(1,213)	$(25,537)	$(26,750)
Other comprehensive loss before reclassifications	(220)	—	(220)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	955	955
Tax benefit	—	(245)	(245)
Net reclassifications	—	710	710
Other comprehensive (loss) income	(220)	710	490
Balance at April 29, 2023	$(1,433)	$(24,827)	$(26,260)

Balance at January 29, 2022	$(788)	$(7,818)	$(8,606)
Other comprehensive loss before reclassifications	(162)	—	(162)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	581	581
Tax benefit	—	(141)	(141)
Net reclassifications	—	440	440
Other comprehensive (loss) income	(162)	440	278
Balance at April 30, 2022	$(950)	$(7,378)	$(8,328)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $2.9 million and $3.8 million during the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.

The Company had net issuances of 558,847 and 512,508 shares of common stock during the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 29, 2023			April 30, 2022
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
January 28, 2023	1,603,960	$18.57	January 29, 2022	1,390,397	$14.24
Granted	546,384	23.09	Granted	671,200	21.00
Forfeited	(122,245)	17.96	Forfeited	(50,966)	12.63
Vested	(420,504)	12.88	Vested	(387,854)	12.48
April 29, 2023	1,607,595	$21.64	April 30, 2022	1,622,777	$17.51

Of the 546,384 restricted shares granted during the thirteen weeks ended April 29, 2023, 533,584 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years, 7,000 shares have a graded vesting term of three years, with 50% vesting after eighteen months and 50% after three years, and 5,800 shares have a cliff-vesting term of two years.  The Company granted 671,200 restricted shares during the thirteen weeks ended April 30, 2022, which have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.

Performance Awards

During the thirteen weeks ended April 29, 2023, the Company granted performance share awards for a targeted 276,434 shares, with a weighted-average grant date fair value of $23.12 in connection with the 2023 performance award (2023 – 2025 performance period).  During the thirteen weeks ended April 30, 2022, the Company granted performance share awards for a targeted 87,750 shares, with a weighted-average grant date fair value of $20.99 in connection with the 2020 performance award (2020 – 2022 performance period).  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The 2023 performance award is payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award. Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

During the thirteen weeks ended April 30, 2022, the Company granted long-term incentive awards payable in cash for the 2022-2024 performance period, with a target value of $8.3 million and a maximum value of $16.6 million.  This award, which vests after a three-year period, is dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated value of the award, which is reflected within other liabilities on the condensed consolidated balance sheets, is being expensed ratably over the three-year performance period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically re-invested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 1,423 and 1,907 RSUs to non-employee directors for dividend equivalents, during the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively, with weighted-average grant date fair values of $21.47 and $20.64, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Service cost	$1,258	$1,762	$—	$—
Interest cost	3,615	2,971	13	10
Expected return on assets	(6,075)	(6,984)	—	—
Amortization of:
Actuarial loss (gain)	1,011	681	(28)	(25)
Prior service income	(28)	(75)	—	—
Total net periodic benefit income	$(219)	$(1,645)	$(15)	$(15)

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at April 29, 2023, April 30, 2022 and January 28, 2023.  During the thirteen weeks ended April 29, 2023 and April 30, 2022, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
April 29, 2023:
Non-qualified deferred compensation plan assets	$8,841	$8,841	$—	$—
Non-qualified deferred compensation plan liabilities	(8,841)	(8,841)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,527)	(1,527)	—	—
Restricted stock units for non-employee directors	(1,846)	(1,846)	—	—
April 30, 2022:
Non-qualified deferred compensation plan assets	7,567	7,567	—	—
Non-qualified deferred compensation plan liabilities	(7,567)	(7,567)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,765)	(1,765)	—	—
Restricted stock units for non-employee directors	(2,559)	(2,559)	—	—
January 28, 2023:
Non-qualified deferred compensation plan assets	7,890	7,890	—	—
Non-qualified deferred compensation plan liabilities	(7,890)	(7,890)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,662)	(1,662)	—	—
Restricted stock units for non-employee directors	(2,028)	(2,028)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $559.5 million and $503.6 million at April 29, 2023 and April 30, 2022, respectively, were assessed for indicators of impairment.  This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores, and in the thirteen weeks ended April 30, 2022, capitalized software.

	Thirteen Weeks Ended
($ thousands)	April 29, 2023	April 30, 2022
Long-Lived Asset Impairment Charges
Famous Footwear	$39	$370
Brand Portfolio	—	1,407
Total long-lived asset impairment charges	$39	$1,777

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The fair values of the borrowings under revolving credit agreement of $291.5 million and $305.0 million as of April 29, 2023 and April 30, 2022, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 23.5% and 25.7% for the thirteen weeks ended April 29, 2023 and April 30, 2022, respectively.  The lower effective tax rate for the thirteen weeks ended April 29, 2023 was driven by discrete tax benefits of approximately $0.6 million in the first quarter of 2023 related to the Company’s stock-based compensation.

As of April 29, 2023, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility.  The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future.  In 2016, the Company submitted a revised plan to address on-site conditions, including direct treatment of source areas, and received approval from the oversight authorities to begin implementing the revised plan.  The Company has received permission from the oversight authorities to convert the pump and treat system to a passive treatment barrier system and began implementing the conversion during the first quarter of 2023.

Off-site groundwater concentrations have been reducing over time since installation of the pump and treat system in 2000 and injection of clean water beginning in 2003.  However, localized areas of contaminated bedrock just beyond the property line continue to impact off-site groundwater.  The modified work plan for addressing this condition includes converting the off-site bioremediation system into a monitoring well network and employing different remediation methods in these recalcitrant areas. In accordance with the work plan, a pilot test was conducted of certain groundwater remediation methods and the results of that test were used to develop more detailed plans for remedial activities in the off-site areas, which were approved by the authorities and are being implemented in a phased manner.  The results of groundwater monitoring are being used to evaluate the effectiveness of these activities.  The Company continues to implement the expanded remedy work plan that was approved by the oversight authorities in 2015 and to work with the oversight authorities on the off-site work plan.

The cumulative expenditures for both on-site and off-site remediation through April 29, 2023 were $33.4 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at April 29, 2023 is $9.6 million, of which $8.7 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses.  Of the total $9.6 million reserve, $4.8 million is for off-site remediation and $4.8 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.2 million as of April 29, 2023.  The Company expects to spend approximately $0.6 million in 2023, $0.1 million in each of the following four years and $12.2 million in the aggregate thereafter related to the on-site remediation.

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

ITEM 2    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview

We are a global footwear company that operates retail stores and e-commerce websites, and designs, develops, sources, manufactures and distributes footwear for people of all ages.  Our mission is to inspire people to feel great...feet first.  We offer the consumer a diversified portfolio of leading footwear brands built on deep consumer insights, generating unwavering consumer loyalty and trust.  As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points.  We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels.  A combination of thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands.

Known Trends Impacting Our Business

Macroeconomic Environment

Macroeconomic factors, including, among others, inflation, the rising interest rate environment, increasing real estate costs and higher consumer debt levels, continued to impact consumer discretionary spending and our financial results during the first quarter of 2023.  We experienced a decline in consumer traffic in our retail stores during the first quarter of 2023, contributing to a decrease in our net sales.  While we believe that the structural changes we’ve implemented in the last few years enables the Company to be successful in a variety of different operating environments, changes in macro-level consumer spending trends may continue to adversely impact our financial results in the future.  As a result of these macroeconomic factors, we began initiating expense reduction initiatives in the first quarter of 2023, that are expected to result in savings in fiscal 2023.  These actions, which will continue in the second quarter, include eliminating open corporate positions, reducing non-merchandise procurement costs and realizing synergies in the Brand Portfolio segment.  We have also experienced lower freight costs in the first quarter of 2023, and expect that trend to continue for the remainder of fiscal 2023.

Financial Highlights

Highlights of our consolidated and segment results are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	April 29, 2023	April 30, 2022	Change (1)
Consolidated net sales	$662.7	$735.1	($72.4)	(9.8)%
Famous Footwear segment net sales	$349.2	$384.5	($35.3)	(9.2)%
Famous Footwear comparable sales % change	(8.5)%	(4.0)%	n/m	n/m
Brand Portfolio segment net sales	$325.5	$365.7	($40.2)	(11.0)%
Gross profit	$302.7	$327.0	($24.3)	(7.4)%
Gross margin	45.7%	44.5%	n/m	119 bps
Operating earnings	$49.6	$66.2	($16.6)	(25.1)%
Diluted earnings per share	$0.97	$1.32	($0.35)	(26.5)%
(1)	n/m – not meaningful

Metrics Used in the Evaluation of Our Business

The following are a few key metrics by which we evaluate our business, identify trends and make strategic decisions:

Comparable sales

The comparable sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though other retailers may calculate the metric differently.  Management uses the comparable sales metric as a measure of an individual store’s success to determine whether it is performing in line with expectations.  Our comparable sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open for at least 13 months.  In addition, in order to be included in the comparable sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores are excluded from the comparable sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the comparable sales calculation.  We believe the comparable sales metric is useful to shareholders and investors in assessing our retail sales performance of existing locations with comparable prior year sales, separate from the impact of store openings or store closures.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store’s success to determine whether it is performing in line with expectations. The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales and the retail operations of our joint venture in China, by the total square footage of the retail store base at the end of each month of the respective period.

Direct-to-consumer sales

Direct-to-consumer sales includes sales from our retail stores, our company-owned websites and sales through our customers’ websites that we fulfill on a drop-ship basis.  While we take an omni-channel approach to reach consumers, we believe that our direct-to-consumer channels reinforce the image of our brands and strengthens our connection with the end consumer.  In addition, direct-to-consumer sales generally result in a higher gross margin for the Company as compared to wholesale sales.  As a result, management monitors trends in direct-to-consumer sales as a percentage of our Brand Portfolio segment and total consolidated net sales.

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$662.7	100.0%	$735.1	100.0%
Cost of goods sold	360.0	54.3%	408.1	55.5%
Gross profit	302.7	45.7%	327.0	44.5%
Selling and administrative expenses	253.1	38.2%	260.8	35.5%
Operating earnings	49.6	7.5%	66.2	9.0%
Interest expense, net	(5.6)	(0.8)%	(2.3)	(0.3)%
Other income, net	1.5	0.2%	3.4	0.5%
Earnings before income taxes	45.5	6.9%	67.3	9.2%
Income tax provision	(10.7)	(1.7)%	(17.3)	(2.4)%
Net earnings	34.8	5.2%	50.0	6.8%
Net earnings (loss) attributable to noncontrolling interests	0.1	0.0%	(0.5)	(0.1)%
Net earnings attributable to Caleres, Inc.	$34.7	5.2%	$50.5	6.9%

Net Sales

Net sales decreased $72.4 million, or 9.8%, to $662.7 million for the first quarter of 2023, compared to $735.1 million for the first quarter of 2022.  Net sales of our Brand Portfolio segment decreased $40.2 million, or 11.0% during the first quarter of 2023, compared to the first quarter of 2022.  We experienced strong demand during the first quarter of 2022, as our wholesale customers aggressively replenished their inventory levels following improvements to the supply chain delays that were experienced throughout 2021.  For the first quarter of 2023, the challenging macroeconomic environment resulted in many of our wholesale customers more tightly managing inventory levels and moderating purchases, which contributed to the decrease in wholesale net sales compared to the prior year.  In addition, while our fashion brands trended better, and casual and dress were our top performing categories, brands with a larger assortment of canvas sneakers experienced larger sales declines.  Net sales for Famous Footwear decreased $35.3 million, or 9.2%, in the first quarter of 2023 compared to the first quarter of 2022, with comparable sales down 8.5%.  Macroeconomic factors continued to impact consumer sentiment, resulting in declines in customer traffic in our retail stores, contributing to the net sales decrease.  Due to the late arrival of warmer spring weather in certain parts of the country, we experienced a slower start to our sandal business this year.  On a consolidated basis, our direct-to-consumer sales represented approximately 68% of total net sales for the first quarter of 2023, compared to 65% in the first quarter of 2022.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with LifeStride, Dr. Scholl’s and Naturalizer representing three of Famous Footwear’s top 15 best-selling footwear brands during the quarter.

Gross Profit

Gross profit decreased $24.3 million, or 7.4%, to $302.7 million for the first quarter of 2023, compared to $327.0 million for the first quarter of 2022.  As a percentage of net sales, gross profit increased to 45.7% for the first quarter of 2023, compared to 44.5% for the first quarter of 2022, driven by an increase in the gross margin of our Brand Portfolio segment.  Our gross profit rate for Brand Portfolio reflected higher average prices, due in part to an increase in the mix of our higher margin brands and lower inbound freight costs as supply chain operations have normalized.  This increase was partially offset by a decline in gross margin in our Famous Footwear segment.  Due to supply chain constraints and higher demand in 2021 and the first quarter of 2022, there were fewer product markdowns required and minimal clearance selling.  In the first quarter of 2023, our Famous Footwear segment experienced a higher mix of clearance product sold, in line with historical levels.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $7.7 million, or 3.0%, to $253.1 million for the first quarter of 2023, compared to $260.8 million for the first quarter of 2022.  The decrease was driven by lower cash and stock-based incentive costs and lower warehouse costs, partially offset by higher marketing expenses and retail facilities costs.  As a percentage of net sales, selling and administrative expenses increased to 38.2% for the first quarter of 2023, from 35.5% for the first quarter of 2022, reflecting deleveraging of expenses on lower net sales.

Operating Earnings

Operating earnings decreased $16.6 million to $49.6 million for the first quarter of 2023, compared to $66.2 million for the first quarter of 2022, reflecting the factors described above.  As a percentage of net sales, operating earnings were 7.5% for the first quarter of 2023, compared to 9.0% for the first quarter of 2022.

Interest Expense, Net

Interest expense, net increased $3.3 million, or 145.0%, to $5.6 million for the first quarter of 2023, compared to $2.3 million for the first quarter of 2022, reflecting higher interest expense on the revolving credit facility attributable to higher interest rates, partially offset by slightly lower average borrowings.  The interest on our revolving credit facility is based on a variable interest rate, which has resulted in higher interest expense in the current rising interest rate environment.  Our interest expense in 2023 will continue to be impacted by higher interest rates.

Other Income, Net

Other income, net decreased $1.9 million, or 56.4%, to $1.5 million for the first quarter of 2023, compared to $3.4 million for the first quarter of 2022, which reflects a reduction of certain components of net periodic benefit income associated with our pension plans.  Refer to Note 13 to the condensed consolidated financial statements for additional information regarding our retirement plans.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 23.5% for the first quarter of 2023, compared to 25.7% for the first quarter of 2022.  The lower effective tax rate for the first quarter of 2023 was driven by discrete tax benefits of approximately $0.6 million in the first quarter of 2023 related to our stock-based compensation.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $34.7 million for the first quarter of 2023, compared to $50.5 million for the first quarter of 2022, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
($ millions, except sales per square foot)		% of Net Sales		% of Net Sales
Net sales	$349.2	100.0%	$384.5	100.0%
Cost of goods sold	190.1	54.4%	195.3	50.8%
Gross profit	159.1	45.6%	$189.2	49.2%
Selling and administrative expenses	142.0	40.7%	139.5	36.3%
Operating earnings	$17.1	4.9%	$49.7	12.9%

Key Metrics
Comparable sales % change	(8.5)%		(4.0)%
Comparable sales $ change	$(31.8)		$(15.6)
Sales change from new and closed stores, net (1)	$(3.0)		$2.0
Impact of changes in Canadian exchange rate on sales	$(0.5)		$(0.0)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$54		$57
Sales per square foot, excluding e-commerce (trailing twelve months)	$250		$251
Square footage (thousand sq. ft.)	5,702		5,870

Stores opened	2		—
Stores closed	9		7
Ending stores	866		887

Net Sales

Net sales of $349.2 million in the first quarter of 2023 decreased $35.3 million, or 9.2% compared to the first quarter of 2022.  Comparable sales decreased 8.5% compared to the first quarter of 2022.  A challenging macroeconomic environment led to sales declines in both our retail stores and e-commerce business.  In addition, a late start to spring weather in many parts of the country led to a soft start to the sandal season.  Our kids category, which is a key differentiator for Famous Footwear, outperformed the rest of our categories as families prioritized purchases of children’s footwear. During the first quarter of 2023, we opened two stores and closed nine stores, resulting in 866 stores and total square footage of 5.7 million at the end of the first quarter of 2023, compared to 887 stores and total square footage of 5.9 million at the end of the first quarter of 2022.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 79% of our net sales made to program members in both the first quarter of 2023 and 2022.

Gross Profit

Gross profit decreased $30.1 million, or 15.9%, to $159.1 million for the first quarter of 2023, compared to $189.2 million for the first quarter of 2022.  As a percentage of net sales, our gross profit decreased to 45.6% for the first quarter of 2023, compared to 49.2% for the first quarter of 2022.  Due to supply chain constraints and higher demand in 2021 and the first quarter of 2022, there were fewer product markdowns required and minimal clearance selling.  In the first quarter of 2023, our Famous Footwear segment experienced a higher mix of clearance product sold, in line with historical levels.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.5 million, or 1.8%, to $142.0 million for the first quarter of 2023, compared to $139.5 million for the first quarter of 2022.  The increase was driven by higher retail facilities costs, primarily attributable to higher rent expense resulting from inflationary pressures and higher depreciation expense driven by our investment in prototype stores and store renovations during 2022 and the first quarter of 2023.  We also experienced higher marketing expense, primarily associated with initiatives to enhance consumer experience.  These increases were partially offset by lower warehouse costs and cash-based incentive compensation.  As a percentage of net sales, selling and administrative expenses increased to 40.7% for the first quarter of 2023, compared to 36.3% for the first quarter of 2022.

Operating Earnings

Operating earnings decreased $32.6 million to $17.1 million for the first quarter of 2023, compared to $49.7 million for the first quarter of 2022, reflecting lower sales and gross profit and higher operating expenses, as described above.  As a percentage of net sales, operating earnings were 4.9% for the first quarter of 2023, compared to 12.9% for the first quarter of 2022.

BRAND PORTFOLIO

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales
Net sales	$325.5	100.0%	$365.7	100.0%
Cost of goods sold	181.6	55.8%	226.4	61.9%
Gross profit	143.9	44.2%	139.3	38.1%
Selling and administrative expenses	101.2	31.1%	98.0	26.8%
Operating earnings	$42.7	13.1%	$41.3	11.3%

Key Metrics
Direct-to-consumer (% of net sales) (1)	32%		26%
Change in wholesale net sales ($)	$(42.2)		$104.2
Change in retail net sales ($)	$2.0		$11.2
Unfilled order position at end of period	$272.9		$401.5

Sales per square foot, excluding e-commerce (2)	$280		$269
Square footage (thousands sq. ft.) (2)	101		108

North America stores:
Stores opened	1		—
Stores closed	2		4
Ending stores - North America	62		66
Ending stores - China	31		17
Ending stores - Total Brand Portfolio	93		83
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.
(2)	These metrics exclude the retail operations of our joint venture in China. Refer to Note 1 to the condensed consolidated financial statements for further discussion of the joint venture.

Net Sales

Net sales of $325.5 million in the first quarter of 2023 decreased $40.2 million, or 11.0%, compared to the record-setting first quarter of 2022.  We experienced strong demand during the first quarter of 2022, as our wholesale customers aggressively replenished their inventory levels following improvements to the supply chain delays that were experienced throughout 2021.  For the first quarter of 2023, the challenging macroeconomic environment resulted in many of our wholesale customers more tightly managing inventory levels and moderating purchases, which contributed to the decrease in wholesale net sales compared to the prior year.  In addition, while our fashion brands trended better, and casual and dress were our top performing categories, brands with a larger assortment of casual sneakers experienced larger sales declines.  During the first quarter of 2023, we opened one store and closed two stores in the United States resulting in a total of 62 stores and total square footage of 0.1 million, compared to 66 stores and total square footage of 0.1 million at the end of the first quarter of 2022.  In addition, we continued to expand our retail store presence in China by opening two new stores, resulting in a total of 31 stores compared to 17 stores at the end of the first quarter of 2022.

Our unfilled order position for our wholesale sales decreased $128.6 million, or 32.0%, to $272.9 million at April 29, 2023, compared to $401.5 million at April 30, 2022.  The decrease in our backlog order levels compared to last year primarily reflects more conservative buying by our wholesale customers as they manage their inventory levels in response to consumer sentiment.

Gross Profit

Gross profit increased $4.6 million, or 3.3%, to $143.9 million for the first quarter of 2023, compared to $139.3 million for the first quarter of 2022, primarily reflecting a higher gross margin rate.  As a percentage of net sales, our gross profit increased significantly to 44.2% for the first quarter of 2023, compared to 38.1% for the first quarter of 2022, reflecting higher average prices and lower inbound freight costs as our supply chain normalized.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.2 million, or 3.3%, to $101.2 million for the first quarter of 2023, compared to $98.0 million for the first quarter of 2022.  The increase was primarily due to higher marketing expenses to drive sales growth and higher warehouse costs, partially offset by lower salary and benefits expenses.  As a percentage of net sales, selling and administrative expenses increased to 31.1% for the first quarter of 2023, compared to 26.8% for the first quarter of 2022.

Operating Earnings

Operating earnings increased to $42.7 million for the first quarter of 2023, from $41.3 million for the first quarter of 2022, as a result of the factors described above.  As a percentage of net sales, operating earnings were 13.1% for the first quarter of 2023, compared to 11.3% in the first quarter of 2022.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$(11.9)	100.0%	$(15.1)	100.0%
Cost of goods sold	(11.6)	97.5%	(13.6)	89.8%
Gross profit	(0.3)	2.5%	(1.5)	10.2%
Selling and administrative expenses	9.8	(82.4)%	23.3	(154.0)%
Operating loss	$(10.1)	84.9%	$(24.8)	164.2%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $11.9 million for the first quarter of 2023 is $3.2 million, or 21.1%, lower than the first quarter of 2022, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $13.5 million, to $9.8 million in the first quarter of 2023, compared to $23.3 million for the first quarter of 2022.  The decrease primarily reflects lower expenses related to our cash and stock-based incentive compensation plans.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

Total debt obligations of $291.5 million at April 29, 2023 decreased $13.5 million, from $305.0 million at April 30, 2022, and decreased $16.0 million, from $307.5 million at January 28, 2023.  Net interest expense for the first quarter of 2023 increased $3.3 million to $5.6 million, compared to $2.3 million for the first quarter of 2022, due to higher interest rates.  This increase was partially offset by slightly lower average borrowings under our revolving credit agreement.  The interest on our revolving credit facility is based on a variable rate, which has resulted in higher interest expense in the current rising interest rate environment.  Our interest expense in 2023 will continue to be adversely affected by the elevated interest rates.

Credit Agreement

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  On October 5, 2021, we entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (“Fifth Amendment”) that, among other modifications, extended the maturity date of the credit facility from January 18, 2024, to October 5, 2026 and decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million.  Interest on the borrowings was at variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 0.0%), or the prime rate (as defined in the Fifth Amendment), plus a spread.  The Fifth Amendment decreased the spread applied to the LIBOR or prime rate by a total of 75 basis points.  On April 27, 2023, the Company entered into a Sixth Amendment to Fourth Amended and Restated Credit agreement (as so amended, the “Credit Agreement”) to transition the borrowings on the revolving credit facility from bearing interest based on LIBOR to a term secured overnight financing rate (“SOFR”).

At April 29, 2023, we had $291.5 million in borrowings and $10.6 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $197.9 million at April 29, 2023.  We were in compliance with all covenants and restrictions under the Credit Agreement as of April 29, 2023.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	April 29, 2023	April 30, 2022	Change
Net cash provided by operating activities	$37.5	$19.7	$17.8
Net cash used for investing activities	(6.5)	(11.7)	5.2
Net cash used for financing activities	(28.5)	(4.4)	(24.1)
Effect of exchange rate changes on cash and cash equivalents	(0.0)	(0.0)	0.0
Increase in cash and cash equivalents	$2.5	$3.6	$(1.1)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $17.8 million higher in the thirteen weeks ended April 29, 2023 as compared to the thirteen weeks ended April 30, 2022, primarily reflecting the following factors:

●	A decrease in inventory during the thirteen weeks ended April 29, 2023, compared to an increase during the thirteen weeks ended April 30, 2022, due in part to lower in-transit inventory levels as the supply chain has normalized; and
●	A smaller increase in accounts receivable during the thirteen weeks ended April 29, 2023 primarily attributable to lower wholesale sales, compared to the thirteen weeks ended April 30, 2022; partially offset by
●	A smaller increase in net income taxes payable during the thirteen weeks ended April 29, 2023, compared to the thirteen weeks ended April 20, 2022;
●	A smaller increase in trade accounts payable during the thirteen weeks ended April 29, 2023, reflecting lower inventory purchases compared to the thirteen weeks ended April 30, 2022,
●	A larger decrease in accrued expenses and other liabilities during the thirteen weeks ended April 29, 2023, compared to the thirteen weeks ended April 30, 2022; and
●	Lower net earnings in the thirteen weeks ended April 29, 2023, compared to the thirteen weeks ended April 30, 2022.

Cash used for investing activities was $5.2 million lower for the thirteen weeks ended April 29, 2023 as compared to the thirteen weeks  ended April 30, 2022, reflecting lower capital expenditures.  In 2023, we expect our purchases of property and equipment and capitalized software to be between $55 million and $65 million, as compared to $64.0 million in 2022.

Cash used for financing activities was $24.1 million higher for the thirteen weeks ended April 29, 2023 as compared to the thirteen weeks ended April 30, 2022, primarily due to net repayments on our revolving credit agreement of $16.0 million in the thirteen weeks ended April 29, 2023, compared to net borrowings of $15.0 million in the comparable period in 2022.  In addition, the issuance of common stock under share-based plans was $6.4 million higher in the thirteen weeks ended April 29, 2023, compared to the thirteen weeks ended April 30, 2022.  These increases were partially offset by $14.7 million of repurchases of our common stock under our share repurchase programs during the thirteen weeks ended April 30, 2022, with no corresponding share repurchases during the thirteen weeks ended April 29, 2023.

A summary of key financial data and ratios at the dates indicated is as follows:

	April 29, 2023	April 30, 2022	January 28, 2023
Working capital ($ millions) (1)	$(58.4)	$(136.2)	$(79.7)
Current ratio (2)	0.93:1	0.87:1	0.91:1
Debt-to-capital ratio (3)	39.2%	46.0%	41.9%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at April 29, 2023 was ($58.4) million, which was $77.8 million and $21.3 million higher than at April 30, 2022 and January 28, 2023, respectively.  The increase in working capital from April 30, 2022 primarily reflects lower trade accounts payable and accrued expenses, partially offset by lower inventory.  The increase in working capital from January 28, 2023 primarily reflects lower accrued expenses, partially offset by higher trade accounts payable.  Our current ratio was 0.93:1 as of April 29, 2023, compared to 0.87:1 at April 30, 2022 and 0.91:1 at January 28, 2023.  Our debt-to-capital ratio was 39.2% as of April 29, 2023, compared to 46.0% as of April 30, 2022 and 41.9% at January 28, 2023.

We declared and paid dividends of $0.07 per share in the first quarter of both 2023 and 2022.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year.  For further information on the Company’s critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 28, 2023.

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

These risks include (i) inflationary pressures; (ii) supply chain disruptions;  (iii) changing consumer demands, which may be influenced by general economic conditions and other factors; (iv) rapidly changing consumer preferences and purchasing patterns and fashion trends; (v) customer concentration and increased consolidation in the retail industry; (vi) intense competition within the footwear industry; (vii) foreign currency fluctuations; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) cybersecurity threats or other major disruption to the Company’s information technology systems; (x) the ability to accurately forecast sales and manage inventory levels; (xi) a disruption in the Company’s distribution centers; (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to secure/exit leases on favorable terms; (xiv) the ability to maintain relationships with current suppliers; (xv) transitional challenges with acquisitions and divestitures;  (xvi) changes to tax laws, policies and treaties; (xvii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; and (xviii) the ability to attract, retain, and maintain good relationships with licensors and protect our intellectual property rights.  The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2023, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2023.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of April 29, 2023, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A  RISK FACTORS

There have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year.  For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended January 28, 2023.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2023:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
January 29, 2023 - February 25, 2023	—	$—	—	6,367,379

February 26, 2023 - April 1, 2023	413,128	24.22	—	6,367,379

April 2, 2023 - April 29, 2023	—	—	—	6,367,379
Total	413,128	$24.22	—	6,367,379
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock and stock performance awards.
(2)	On September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of 5,000,000 shares of our outstanding common stock. In addition, on March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of an additional 7,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions. Under these programs, the Company did not repurchase any shares during the thirteen weeks ended April 29, 2023, and repurchased 701,324 shares during the thirteen weeks ended April 30, 2022. As of April 29, 2023, there were 6,367,379 shares authorized to be repurchased under the repurchase programs. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

None.

ITEM 6    EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 1, 2020.
3.2		Bylaws of the Company as amended through March 9, 2023, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 15, 2023.
10.1	†

Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated April 27, 2023, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and the financial institutions party thereto, filed herewith.

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

CALERES, INC.

Date: June 6, 2023	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer