Form 10-Q
period 2023-07-29
CALERES INC
filed 2023-09-05
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended July 29, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of August 25, 2023, 35,539,343 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	July 29, 2023	July 30, 2022	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$47,098	$45,955	$33,700
Receivables, net	136,549	127,580	132,802
Inventories, net	660,690	770,652	580,215
Income taxes	6,461	12,129	17,527
Property and equipment, held for sale	16,777	16,777	16,777
Prepaid expenses and other current assets	47,248	45,698	50,434
Total current assets	914,823	1,018,791	831,455

Prepaid pension costs	86,189	104,214	83,396
Lease right-of-use assets	505,423	516,486	518,196
Property and equipment, net	157,717	137,007	160,883
Goodwill and intangible assets, net	209,314	221,447	215,392
Other assets	30,494	27,263	27,150
Total assets	$1,903,960	$2,025,208	$1,836,472

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$244,000	$348,500	$307,500
Trade accounts payable	350,020	399,265	229,908
Income taxes	18,896	20,139	7,650
Lease obligations	133,743	131,601	136,051
Other accrued expenses	209,712	240,295	230,087
Total current liabilities	956,371	1,139,800	911,196

Other liabilities:
Noncurrent lease obligations	429,192	451,657	444,074
Income taxes	2,464	7,786	7,786
Deferred income taxes	19,335	14,939	19,001
Other liabilities	25,017	26,149	28,302
Total other liabilities	476,008	500,531	499,163

Equity:
Common stock	355	364	357
Additional paid-in capital	177,602	173,246	180,747
Accumulated other comprehensive loss	(25,530)	(7,280)	(26,750)
Retained earnings	312,565	212,803	266,329
Total Caleres, Inc. shareholders’ equity	464,992	379,133	420,683
Noncontrolling interests	6,589	5,744	5,430
Total equity	471,581	384,877	426,113
Total liabilities and equity	$1,903,960	$2,025,208	$1,836,472

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$695,533	$738,330	$1,358,267	$1,473,445
Cost of goods sold	381,360	401,515	741,412	809,636
Gross profit	314,173	336,815	616,855	663,809
Selling and administrative expenses	262,823	268,395	515,918	529,194
Restructuring and other special charges, net	1,647	—	1,647	—
Operating earnings	49,703	68,420	99,290	134,615
Interest expense, net	(5,128)	(2,584)	(10,751)	(4,883)
Other income, net	1,616	3,217	3,108	6,639
Earnings before income taxes	46,191	69,053	91,647	136,371
Income tax provision	(11,826)	(17,500)	(22,490)	(34,833)
Net earnings	34,365	51,553	69,157	101,538
Net earnings (loss) attributable to noncontrolling interests	422	375	487	(149)
Net earnings attributable to Caleres, Inc.	$33,943	$51,178	$68,670	$101,687

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.95	$1.40	$1.91	$2.74

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.95	$1.38	$1.91	$2.70

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net earnings	$34,365	$51,553	$69,157	$101,538
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(277)	42	(428)	(121)
Pension and other postretirement benefits adjustments	610	583	1,320	1,023
Other comprehensive income, net of tax	333	625	892	902
Comprehensive income	34,698	52,178	70,049	102,440
Comprehensive income (loss) attributable to noncontrolling interests	25	(48)	159	(573)
Comprehensive income attributable to Caleres, Inc.	$34,673	$52,226	$69,890	$103,013

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-Six Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022
Operating Activities
Net earnings	$69,157	$101,538
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	16,899	15,882
Amortization of capitalized software	2,471	2,420
Amortization of intangible assets	6,078	6,052
Amortization of debt issuance costs and debt discount	204	204
Share-based compensation expense	6,871	8,236
Loss on disposal of property and equipment	918	1,023
Impairment charges for property, equipment, and lease right-of-use assets	414	1,979
Adjustment to expected credit losses	840	(1,004)
Deferred income taxes	334	208
Changes in operating assets and liabilities:
Receivables	(4,588)	(4,340)
Inventories	(80,352)	(173,484)
Prepaid expenses and other current and noncurrent assets	(2,472)	204
Trade accounts payable	120,065	67,805
Accrued expenses and other liabilities	(28,165)	(22,619)
Income taxes, net	16,990	23,783
Other, net	(488)	(636)
Net cash provided by operating activities	125,176	27,251

Investing Activities
Purchases of property and equipment	(15,044)	(16,820)
Capitalized software	(1,833)	(3,906)
Net cash used for investing activities	(16,877)	(20,726)

Financing Activities
Borrowings under revolving credit agreement	252,000	437,500
Repayments under revolving credit agreement	(315,500)	(379,000)
Dividends paid	(4,997)	(5,200)
Acquisition of treasury stock	(17,445)	(41,672)
Issuance of common stock under share-based plans, net	(10,010)	(3,814)
Contributions by noncontrolling interests	1,000	1,500
Net cash (used for) provided by financing activities	(94,952)	9,314
Effect of exchange rate changes on cash and cash equivalents	51	1
Increase in cash and cash equivalents	13,398	15,840
Cash and cash equivalents at beginning of period	33,700	30,115
Cash and cash equivalents at end of period	$47,098	$45,955

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE APRIL 29, 2023	36,274,599	$363	$173,640	$(26,260)	$298,574	$446,317	$5,564	$451,881
Net earnings					33,943	33,943	422	34,365
Foreign currency translation adjustment				120		120	(397)	(277)
Pension and other postretirement benefits adjustments, net of tax of $211				610		610		610
Comprehensive income				730	33,943	34,673	25	34,698
Contributions by noncontrolling interests						—	1,000	1,000
Dividends ($0.07 per share)					(2,515)	(2,515)		(2,515)
Acquisition of treasury stock	(763,000)	(8)			(17,437)	(17,445)		(17,445)
Issuance of common stock under share-based plans, net	28,494	0	(4)			(4)		(4)
Share-based compensation expense			3,966			3,966		3,966
BALANCE JULY 29, 2023	35,540,093	$355	$177,602	$(25,530)	$312,565	$464,992	$6,589	$471,581

BALANCE APRIL 30, 2022	37,446,329	$374	$169,025	$(8,328)	$191,165	$352,236	$5,792	$358,028
Net earnings					51,178	51,178	375	51,553
Foreign currency translation adjustment				465		465	(423)	42
Pension and other postretirement benefits adjustments, net of tax of $190				583		583		583
Comprehensive income (loss)				1,048	51,178	52,226	(48)	52,178
Dividends ($0.07 per share)					(2,552)	(2,552)		(2,552)
Acquisition of treasury stock	(1,083,496)	(11)			(26,988)	(26,999)		(26,999)
Issuance of common stock under share-based plans, net	87,947	1	(216)			(215)		(215)
Share-based compensation expense			4,437			4,437		4,437
BALANCE JULY 30, 2022	36,450,780	$364	$173,246	$(7,280)	$212,803	$379,133	$5,744	$384,877

				Accumulated
				Other		Total Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113
Net earnings					68,670	68,670	487	69,157
Foreign currency translation adjustment				(100)		(100)	(328)	(428)
Pension and other postretirement benefits adjustments, net of tax of $456				1,320		1,320		1,320
Comprehensive income				1,220	68,670	69,890	159	70,049
Contributions by noncontrolling interests						—	1,000	1,000
Dividends ($0.14 per share)					(4,997)	(4,997)		(4,997)
Acquisition of treasury stock	(763,000)	(8)			(17,437)	(17,445)		(17,445)
Issuance of common stock under share-based plans, net	587,341	6	(10,016)			(10,010)		(10,010)
Share-based compensation expense			6,871			6,871		6,871
BALANCE JULY 29, 2023	35,540,093	$355	$177,602	$(25,530)	$312,565	$464,992	$6,589	$471,581

BALANCE JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387
Net earnings (loss)					101,687	101,687	(149)	101,538
Foreign currency translation adjustment				303		303	(424)	(121)
Pension and other postretirement benefits adjustments, net of tax of $331				1,023		1,023		1,023
Comprehensive income (loss)				1,326	101,687	103,013	(573)	102,440
Contributions by noncontrolling interests						—	1,500	1,500
Dividends ($0.14 per share)					(5,200)	(5,200)		(5,200)
Acquisition of treasury stock	(1,784,820)	(18)			(41,654)	(41,672)		(41,672)
Issuance of common stock under share-based plans, net	600,455	6	(3,820)			(3,814)		(3,814)
Share-based compensation expense			8,236			8,236		8,236
BALANCE JULY 30, 2022	36,450,780	$364	$173,246	$(7,280)	$212,803	$379,133	$5,744	$384,877

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

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  During the thirteen and twenty-six weeks ended July 29, 2023, capital contributions of $2.0 million were made to CLT, including $1.0 million received from Brand Investment Holding.  During the twenty-six weeks ended July 30, 2022, capital contributions of $3.0 million were made to CLT, including $1.5 million received from Brand Investment Holding.

Net sales and operating earnings of CLT for the periods ended July 29, 2023 and July 30, 2022 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$7,644	$4,845	$12,865	$7,749
Operating earnings (loss)	978	539	1,098	(329)

The Company consolidates CLT into its condensed consolidated financial statements.  Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that is attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supply Chain Financing

The Company facilitates a voluntary supply chain finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financing institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of July 29, 2023 and July

30, 2022, the Company had $32.9 million and $39.9 million, respectively, of accounts payable subject to supply chain financing arrangements.

Property and Equipment, Held for Sale

The Company continues to actively market for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri and, as of July 29, 2023, was engaged in discussions with multiple potential buyers.  The Company expects the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale on the condensed consolidated balance sheets as of July 29, 2023 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of July 29, 2023.

Note 2    Impact of New Accounting Pronouncements

Impact of Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities – Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations.  The guidance requires qualitative and quantitative disclosures about supplier finance programs in annual financial statements, including key terms of the programs, amounts outstanding, balance sheet presentation and a rollforward of amounts outstanding during the year.  For interim periods, the ASU requires disclosure of total obligations outstanding that have been confirmed as valid.  The ASU is effective for the Company in fiscal year 2023, except for the rollforward requirement, which is effective in fiscal year 2024.  The Company adopted the amendments on a retrospective basis during the first quarter of 2023, with the exception of the annual rollforward requirement, which will be adopted on a prospective basis by the effective date.  Refer to Note 1 to the condensed consolidated financial statements for additional information regarding the Company’s supplier finance program.

Impact of Recently Issued Accounting Pronouncements

The Company has evaluated all recently issued ASUs and they were determined to be either not applicable or not expected to have a material impact on the consolidated financial statements.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended July 29, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$368,445	$16,759	$—	$385,204
E-commerce - Company websites (1)	45,103	53,453	—	98,556
E-commerce - wholesale drop-ship (1)	—	28,616	(1,132)	27,484
Total direct-to-consumer sales	413,548	98,828	(1,132)	511,244
Wholesale - e-commerce (1)	—	54,578	—	54,578
Wholesale - landed	—	112,243	(18,446)	93,797
Wholesale - first cost	—	31,659	—	31,659
Licensing and royalty	578	3,551	—	4,129
Other (2)	112	14	—	126
Net sales	$414,238	$300,873	$(19,578)	$695,533

	Thirteen Weeks Ended July 30, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$385,610	$14,344	$—	$399,954
E-commerce - Company websites (1)	50,116	49,527	—	99,643
E-commerce - wholesale drop-ship (1)	—	33,903	(907)	32,996
Total direct-to-consumer sales	435,726	97,774	(907)	532,593
Wholesale - e-commerce (1)	—	49,539	—	49,539
Wholesale - landed	—	131,056	(21,198)	109,858
Wholesale - first cost	—	41,705	—	41,705
Licensing and royalty	515	3,969	—	4,484
Other (2)	134	17	—	151
Net sales	$436,375	$324,060	$(22,105)	$738,330

	Twenty-Six Weeks Ended July 29, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$676,684	$33,197	$—	$709,881
E-commerce - Company websites (1)	85,309	106,884	—	192,193
E-commerce - wholesale drop-ship (1)	—	63,414	(2,400)	61,014
Total direct-to-consumer sales	761,993	203,495	(2,400)	963,088
Wholesale - e-commerce (1)	—	109,557	—	109,557
Wholesale - landed	—	255,139	(29,118)	226,021
Wholesale - first cost	—	51,608	—	51,608
Licensing and royalty	1,163	6,566	—	7,729
Other (2)	240	24	—	264
Net sales	$763,396	$626,389	$(31,518)	$1,358,267

	Twenty-Six Weeks Ended July 30, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$717,598	$28,561	$—	$746,159
E-commerce - Company websites (1)	102,054	102,025	—	204,079
E-commerce - wholesale drop-ship (1)	—	65,676	(1,905)	63,771
Total direct-to-consumer sales	819,652	196,262	(1,905)	1,014,009
Wholesale - e-commerce (1)	—	108,459	—	108,459
Wholesale - landed	—	306,383	(35,327)	271,056
Wholesale - first cost	—	71,781	—	71,781
Licensing and royalty	937	6,875	—	7,812
Other (2)	288	40	—	328
Net sales	$820,877	$689,800	$(37,232)	$1,473,445
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

The Company also licenses its Famous Footwear trade name and logo to a third-party financial institution to offer Famous Footwear-branded credit cards to its consumers.  The Company receives royalties based upon cardholder spending, which is recognized as licensing revenue at the time the credit card is used.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	July 29, 2023	July 30, 2022	January 28, 2023
Customer allowances and discounts	$19,699	$19,357	$21,917
Loyalty programs liability	16,621	17,492	17,732
Returns reserve	11,933	13,172	12,038
Gift card liability	5,774	5,987	6,659

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented.  In addition, during the twenty-six weeks ended July 29, 2023, the loyalty programs liability increased $22.7 million due to points and material rights earned on purchases and decreased $23.8 million due to expirations and redemptions.  During the twenty-six weeks ended July 30, 2022, the loyalty programs liability increased $24.5 million due to points and material rights earned on purchases and decreased $25.8 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The following table summarizes the activity in the Company’s allowance for expected credit losses during the twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Twenty-Six Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022
Balance, beginning of period	$8,903	$9,601
Adjustment to expected credit losses	840	(1,004)
Uncollectible accounts written off, net of recoveries	145	(209)
Balance, end of period	$9,888	$8,388

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022

NUMERATOR
Net earnings	$34,365	$51,553	$69,157	$101,538
Net (earnings) loss attributable to noncontrolling interests	(422)	(375)	(487)	149
Net earnings attributable to Caleres, Inc.	$33,943	$51,178	$68,670	$101,687
Net earnings allocated to participating securities	(1,513)	(2,226)	(2,990)	(4,216)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$32,430	$48,952	$65,680	$97,471

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	34,280	35,031	34,343	35,620
Dilutive effect of share-based awards	—	467	—	467
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	34,280	35,498	34,343	36,087

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.95	$1.40	$1.91	$2.74

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.95	$1.38	$1.91	$2.70

There were no outstanding options to purchase shares of common stock for the twenty-six weeks ended July 29, 2023.  Options to purchase 16,667 shares of common stock for both the thirteen and twenty-six weeks ended July 30, 2022 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has two publicly announced share repurchase programs, the 2019 program and the 2022 program, which permit repurchases up to 5.0 million and 7.0 million shares, respectively.  During the thirteen and twenty-six weeks ended July 29, 2023, the Company repurchased 763,000 shares under the 2022 program.  During the thirteen and twenty-six weeks ended July 30, 2022, the Company repurchased 1,083,496 and 1,784,820 shares, respectively, under the 2019 and 2022 share repurchase programs.  No excise taxes were due on the Company’s share repurchases during the twenty-six weeks ended July 29, 2023 under the provisions of the Inflation Reduction Act of 2022.

Note 5    Restructuring and Other Special Charges

The Company incurred costs of approximately $1.7 million ($1.2 million on an after-tax basis) during the thirteen and twenty-six weeks ended July 29, 2023 related to expense reduction initiatives, primarily severance.  Of the approximately $1.7 million in charges presented in restructuring and other special charges on the condensed consolidated statements of earnings, $0.9 million is reflected in the Brand Portfolio segment, $0.6 million is reflected within the Eliminations and Other category and $0.2 million is reflected in the Famous Footwear segment.  There were no corresponding costs for the twenty-six weeks ended July 30, 2022.  As of July 29, 2023, restructuring reserves of $1.5 million were included in other accrued expenses on the condensed consolidated balance sheet.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended July 29, 2023 and July 30, 2022:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended July 29, 2023
Net sales	$414,238	$300,873	$(19,578)	$695,533
Intersegment sales (1)	—	19,578	—	19,578
Operating earnings (loss)	40,630	26,828	(17,755)	49,703
Segment assets	881,483	861,782	160,695	1,903,960

Thirteen Weeks Ended July 30, 2022
Net sales	$436,375	$324,060	$(22,105)	$738,330
Intersegment sales (1)	—	22,105	—	22,105
Operating earnings (loss)	62,496	29,410	(23,486)	68,420
Segment assets	882,303	992,238	150,667	2,025,208

Twenty-Six Weeks Ended July 29, 2023
Net sales	$763,396	$626,389	$(31,518)	$1,358,267
Intersegment sales (1)	—	31,518	—	31,518
Operating earnings (loss)	57,686	69,497	(27,893)	99,290

Twenty-Six Weeks Ended July 30, 2022
Net sales	$820,877	$689,800	$(37,232)	$1,473,445
Intersegment sales (1)	—	37,232	—	37,232
Operating earnings (loss)	112,184	70,760	(48,329)	134,615
(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating earnings	$49,703	$68,420	$99,290	$134,615
Interest expense, net	(5,128)	(2,584)	(10,751)	(4,883)
Other income, net	1,616	3,217	3,108	6,639
Earnings before income taxes	$46,191	$69,053	$91,647	$136,371

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	July 29, 2023	July 30, 2022	January 28, 2023
Raw materials	$17,131	$18,159	$21,172
Work-in-process	534	714	569
Finished goods	643,025	751,779	558,474
Inventories, net	$660,690	$770,652	$580,215

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	July 29, 2023	July 30, 2022	January 28, 2023
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(140,525)	(128,392)	(134,447)
Total intangible assets, net	204,358	216,491	210,436
Goodwill
Brand Portfolio (2)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$209,314	$221,447	$215,392
(1)	The carrying amount of intangible assets as of July 29, 2023, July 30, 2022, and January 28, 2023, is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of July 29, 2023, July 30, 2022, and January 28, 2023, is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of July 29, 2023, July 30, 2022 and January 28, 2023 were as follows:

($ thousands)	July 29, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$126,174	$10,200	$163,114
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	14,351	4,005	25,844
		$451,088	$140,525	$106,205	$204,358

	July 30, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$116,995	$10,200	$172,293
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	11,397	4,005	28,798
		$451,088	$128,392	$106,205	$216,491

	January 28, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$121,928	$10,200	$167,360
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	12,519	4,005	27,676
		$451,088	$134,447	$106,205	$210,436

Amortization expense related to intangible assets was $3.0 million for both the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, and $6.1 million for both the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $11.9 million in 2023, $11.0 million in 2024, 2025 and 2026, and $10.9 million in 2027.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the twenty-six weeks ended July 29, 2023 or July 30, 2022.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the twenty-six weeks ended July 29, 2023 or July 30, 2022.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  Refer to Note 14 to the condensed consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in retail stores.

During the twenty-six weeks ended July 29, 2023, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $55.8 million on the condensed consolidated balance sheets.  As of July 29, 2023, the Company has entered into lease commitments for 11 retail locations for which the leases have not yet commenced.  The Company anticipates that seven leases will begin in the current fiscal year, three leases will begin in fiscal 2024 and one lease will begin in fiscal 2025.  Upon commencement, right-of-use assets and lease liabilities of approximately $8.3 million, $2.8 million and $0.3 million will be recorded on the condensed consolidated balance sheets in 2023, 2024 and 2025, respectively.

The components of lease expense for the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022 were as follows:

	Thirteen Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022
Operating lease expense	$38,791	$33,630
Variable lease expense	11,285	9,872
Short-term lease expense	743	1,176
Total lease expense	$50,819	$44,678

	Twenty-Six Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022
Operating lease expense	$77,933	$71,694
Variable lease expense	21,751	18,888
Short-term lease expense	1,430	2,371
Sublease income	—	(59)
Total lease expense	$101,114	$92,894

Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022
Cash paid for lease liabilities	$82,171	$84,310
Cash received from sublease income	—	59

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of July 29, 2023.

At July 29, 2023, the Company had $244.0 million of borrowings outstanding and $10.7 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $245.3 million at July 29, 2023.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended July 29, 2023 and July 30, 2022:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at April 29, 2023	$(1,433)	$(24,827)	$(26,260)
Other comprehensive income before reclassifications	120	—	120
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	821	821
Tax benefit	—	(211)	(211)
Net reclassifications	—	610	610
Other comprehensive income	120	610	730
Balance at July 29, 2023	$(1,313)	$(24,217)	$(25,530)

Balance at April 30, 2022	$(950)	$(7,378)	$(8,328)
Other comprehensive income before reclassifications	465	—	465
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	773	773
Tax benefit	—	(190)	(190)
Net reclassifications	—	583	583
Other comprehensive income	465	583	1,048
Balance at July 30, 2022	$(485)	$(6,795)	$(7,280)

Balance at January 28, 2023	$(1,213)	$(25,537)	$(26,750)
Other comprehensive loss before reclassifications	(100)	—	(100)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,776	1,776
Tax benefit	—	(456)	(456)
Net reclassifications	—	1,320	1,320
Other comprehensive (loss) income	(100)	1,320	1,220
Balance at July 29, 2023	$(1,313)	$(24,217)	$(25,530)

Balance at January 29, 2022	$(788)	$(7,818)	$(8,606)
Other comprehensive income before reclassifications	303	—	303
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,354	1,354
Tax benefit	—	(331)	(331)
Net reclassifications	—	1,023	1,023
Other comprehensive income	303	1,023	1,326
Balance at July 30, 2022	$(485)	$(6,795)	$(7,280)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $4.0 million and $4.4 million during the thirteen weeks and $6.9 million and $8.2 million during the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.

The Company had net issuances of 28,494 and 87,947 shares of common stock during the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the twenty-six weeks ended July 29, 2023 and July 30, 2022, the Company had net issuances of 587,341 and 600,455 shares of common stock, respectively, related to share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 29, 2023			July 30, 2022
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
April 29, 2023	1,607,595	$21.64	April 30, 2022	1,622,777	$17.51
Granted	33,610	19.34	Granted	10,470	27.70
Forfeited	(21,928)	21.79	Forfeited	(29,250)	17.10
Vested	(11,220)	27.69	Vested	(24,795)	21.00
July 29, 2023	1,608,057	$21.55	July 30, 2022	1,579,202	$17.53

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 29, 2023			July 30, 2022
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
January 28, 2023	1,603,960	$18.57	January 29, 2022	1,390,397	$14.24
Granted	579,994	22.87	Granted	681,670	21.10
Forfeited	(144,173)	18.55	Forfeited	(80,216)	14.26
Vested	(431,724)	13.27	Vested	(412,649)	12.99
July 29, 2023	1,608,057	$21.55	July 30, 2022	1,579,202	$17.53

Of the 33,610 restricted shares the Company granted during the thirteen weeks ended July 29, 2023, 23,268 have a cliff-vesting term of one year and 10,342 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 579,994 restricted shares granted during the twenty-six weeks ended July 29, 2023, 543,926 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years, 23,268 shares have a cliff-vesting term of one year, 7,000 shares have a graded vesting term of three years, with 50% vesting after eighteen months and 50% after three years, and 5,800 shares have a cliff-vesting term of two years.  The Company granted 10,470 restricted shares during the thirteen weeks ended July 30, 2022, which have a cliff-vesting term of one year.  Of the 681,670 restricted shares the Company granted during the twenty-six weeks ended July 30, 2022, 671,200 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years and 10,470 shares have a cliff-vesting term of one year.

Performance Awards

During the twenty-six weeks ended July 29, 2023, the Company granted performance share awards for a targeted 276,434 shares, with a weighted-average grant date fair value of $23.12 in connection with the 2023 performance award (2023 – 2025 performance period).  During the twenty-six weeks ended July 30, 2022, the Company granted performance share awards for a targeted 87,750 shares, with a weighted-average grant date fair value of $20.99 in connection with the 2020 performance award (2020 – 2022 performance period).  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The 2023 performance award is payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

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

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 47,873 and 38,104 RSUs to non-employee directors, including 1,337 and 1,459 for dividend equivalents, during the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively, with weighted-average grant date fair values of $19.46 and $27.66, respectively.  The Company granted 49,295 and 40,011 RSUs to non-employee directors, including 2,759 and 3,366 and for dividend equivalents, during the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively, with weighted-average grant date fair values of $19.52 and $27.33, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Service cost	$1,253	$1,810	$—	$—
Interest cost	3,655	3,026	12	8
Expected return on assets	(6,104)	(7,024)	—	—
Amortization of:
Actuarial loss (gain)	883	883	(27)	(27)
Prior service income	(35)	(83)	—	—
Total net periodic benefit income	$(348)	$(1,388)	$(15)	$(19)

	Pension Benefits		Other Postretirement Benefits
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Service cost	$2,511	$3,572	$—	$—
Interest cost	7,270	5,997	24	18
Expected return on assets	(12,178)	(14,008)	—	—
Amortization of:
Actuarial loss (gain)	1,894	1,564	(55)	(52)
Prior service income	(63)	(158)	—	—
Total net periodic benefit income	$(566)	$(3,033)	$(31)	$(34)

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

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”).  Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are reinvested in additional PSUs at the next fiscal quarter-end.  The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other accrued expenses (current portion) or other liabilities in the condensed consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s condensed consolidated statements of earnings.  The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at July 29, 2023, July 30, 2022 and January 28, 2023.  During the twenty-six weeks ended July 29, 2023 and July 30, 2022, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
July 29, 2023:
Non-qualified deferred compensation plan assets	$9,215	$9,215	$—	$—
Non-qualified deferred compensation plan liabilities	(9,215)	(9,215)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,790)	(1,790)	—	—
Restricted stock units for non-employee directors	(2,207)	(2,207)	—	—
July 30, 2022:
Non-qualified deferred compensation plan assets	7,793	7,793	—	—
Non-qualified deferred compensation plan liabilities	(7,793)	(7,793)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,756)	(176)	—	—
Restricted stock units for non-employee directors	(1,991)	(1,991)	—	—
January 28, 2023:
Non-qualified deferred compensation plan assets	7,890	7,890	—	—
Non-qualified deferred compensation plan liabilities	(7,890)	(7,890)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,662)	(1,662)	—	—
Restricted stock units for non-employee directors	(2,028)	(2,028)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $552.4 million and $555.0 million at July 29, 2023 and July 30, 2022, respectively, were assessed for indicators of impairment.  This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores, and in the twenty-six weeks ended July 30, 2022, capitalized software.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Long-Lived Asset Impairment Charges
Famous Footwear	$375	$50	$414	$419
Brand Portfolio	—	153	—	1,560
Total long-lived asset impairment charges	$375	$203	$414	$1,979

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The fair values of the borrowings under revolving credit agreement of $244.0 million and $348.5 million as of July 29, 2023 and July 30, 2022, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 25.6% and 25.3% for the thirteen weeks ended July 29, 2023 and July 30, 2022, respectively.

The Company’s consolidated effective tax rates were 24.5% and 25.5% for the twenty-six weeks ended July 29, 2023 and July 30, 2022, respectively.  The lower effective tax rate for the twenty-six weeks ended July 29, 2023 was primarily driven by discrete tax benefits of $0.6 million related to the Company’s share-based compensation.

As of July 29, 2023, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility.  The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future.  In 2016, the Company submitted a revised plan to address on-site conditions, including direct treatment of source areas, and received approval from the oversight authorities to begin implementing the revised plan.  The Company received permission from the oversight authorities to convert the pump and treat system to a passive treatment barrier system and completed the conversion during the second quarter of 2023.

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

The cumulative expenditures for both on-site and off-site remediation through July 29, 2023 were $33.7 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at July 29, 2023 is $9.5 million, of which $8.5 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses.  Of the total $9.5 million reserve, $4.8 million is for on-site remediation and $4.7 million is for off-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.2 million as of July 29, 2023.  The Company expects to spend approximately $0.6 million in 2023, $0.1 million in each of the following four years and $12.2 million in the aggregate thereafter related to the on-site remediation.

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

Known Trends Impacting Our Business

Macroeconomic Environment

Macroeconomic factors, including, among others, inflation, the rising interest rate environment, increasing real estate costs, higher consumer debt levels and the upcoming end to the student loan pause, continued to impact consumer discretionary spending and our financial results during the second quarter of 2023.  We experienced a decline in consumer traffic in our retail stores during the second quarter and six months ended July 29, 2023, contributing to a decrease in our net sales.  While we believe that the structural changes we’ve implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends may continue to adversely impact our financial results in the future.  To mitigate the impact of these macroeconomic factors, we began initiating expense reduction initiatives in the first quarter of 2023, which resulted in savings beginning in the second quarter.  These actions, which included eliminating open corporate positions, reducing non-merchandise procurement costs and integrating our Blowfish Malibu office and information systems into the St. Louis infrastructure, are expected to result in additional savings in the second half of 2023.  We have also experienced lower freight costs in the first half of 2023, and expect that trend to continue for the remainder of fiscal 2023.  We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Financial Highlights

Highlights of our consolidated and segment results for the second quarter of 2023 and 2022 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	July 29, 2023	July 30, 2022	Change (1)
Consolidated net sales	$695.5	$738.3	($42.8)	(5.8)%
Famous Footwear segment net sales	$414.2	$436.4	($22.2)	(5.1)%
Famous Footwear comparable sales % change	(4.3)%	(3.1)%	n/m	n/m
Brand Portfolio segment net sales	$300.9	$324.1	($23.2)	(7.2)%
Gross profit	$314.2	$336.8	($22.6)	(6.7)%
Gross margin	45.2%	45.6%	n/m	(45) bps
Operating earnings	$49.7	$68.4	($18.7)	(27.3)%
Diluted earnings per share	$0.95	$1.38	($0.43)	(31.2)%
(1)	n/m – not meaningful

The following item should be considered in evaluating the comparability of our second quarter results in 2023 and 2022:

●	Expense reduction initiatives – As further discussed in Note 5 to the condensed consolidated financial statements, during the second quarter of 2023, we incurred costs of approximately $1.7 million ($1.2 million on an after-tax basis, or $0.03 per diluted share) associated with the expense reduction initiatives we began initiating at the end of the first quarter of 2023. These expense reduction initiatives will continue in the second half of 2023 and are expected to result in additional costs of approximately $2.3 million, or $0.05 per diluted share.

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

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to calculate the efficiency of sales based upon the square footage in a store.  Management uses the sales per square foot metric as a measure of an individual store’s success to determine whether it is performing in line with expectations. The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales and the retail operations of our joint venture in China, by the total square footage of the retail store base in North America at the end of each month of the respective period.

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$695.5	100.0%	$738.3	100.0%	$1,358.3	100.0%	$1,473.4	100.0%
Cost of goods sold	381.3	54.8%	401.5	54.4%	741.4	54.6%	809.6	54.9%
Gross profit	314.2	45.2%	336.8	45.6%	616.9	45.4%	663.8	45.1%
Selling and administrative expenses	262.8	37.8%	268.4	36.3%	515.9	38.0%	529.2	36.0%
Restructuring and other special charges, net	1.7	0.3%	—	—%	1.7	0.1%	—	—%
Operating earnings	49.7	7.1%	68.4	9.3%	99.3	7.3%	134.6	9.1%
Interest expense, net	(5.1)	(0.7)%	(2.5)	(0.3)%	(10.8)	(0.8)%	(4.8)	(0.3)%
Other income, net	1.6	0.2%	3.2	0.4%	3.1	0.2%	6.6	0.5%
Earnings before income taxes	46.2	6.6%	69.1	9.4%	91.6	6.7%	136.4	9.3%
Income tax provision	(11.8)	(1.7)%	(17.5)	(2.4)%	(22.4)	(1.6)%	(34.9)	(2.4)%
Net earnings	34.4	4.9%	51.6	7.0%	69.2	5.1%	101.5	6.9%
Net earnings (loss) attributable to noncontrolling interests	0.5	0.0%	0.4	0.1%	0.5	0.0%	(0.2)	(0.0)%
Net earnings attributable to Caleres, Inc.	$33.9	4.9%	$51.2	6.9%	$68.7	5.1%	$101.7	6.9%

Net Sales

Net sales decreased $42.8 million, or 5.8%, to $695.5 million for the second quarter of 2023, compared to $738.3 million for the second quarter of 2022.  The challenging macroeconomic environment and competitive retail landscape persisted during the second quarter of 2023, impacting sales of both our Brand Portfolio and Famous Footwear segments.  Net sales of our Brand Portfolio segment decreased $23.2 million, or 7.2%, during the second quarter of 2023, compared to the second quarter of 2022.  As a result of economic conditions and declines in consumer sentiment, many of our wholesale customers continued to tightly manage inventory levels and moderate purchases, which contributed to the decrease in wholesale net sales compared to the prior year.  Net sales for Famous Footwear decreased $22.2 million, or 5.1%, in the second quarter of 2023 compared to the second quarter of 2022, with comparable sales down 4.3%, due in part to a decline in customer traffic in our retail stores driven by cautious consumer spending. On a consolidated basis, our direct-to-consumer sales represented approximately 74% of total net sales for the second quarter of 2023, compared to 72% in the second quarter of 2022.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Net sales decreased $115.1 million, or 7.8%, to $1,358.3 million for the six months ended July 29, 2023, compared to $1,473.4 million for the six months ended July 30, 2022.  Net sales for our Brand Portfolio segment decreased $63.4 million, or 9.2% during the first six months of 2023, compared to the first six months of 2022.  Net sales for Famous Footwear decreased $57.5 million, or 7.0%, in the first six months of 2023, compared to the first six months of 2022, due in part to a decline in customer traffic in our retail stores driven by cautious consumer spending.  Comparable sales declined 6.3% in the six months ended July 29, 2023.  On a consolidated basis, our direct-to-consumer sales grew to approximately 71% of total net sales for the six months ended July 29, 2023, compared to 69% for the six months ended July 30, 2022.

Gross Profit

Gross profit decreased $22.6 million, or 6.7%, to $314.2 million for the second quarter of 2023, compared to $336.8 million for the second quarter of 2022.  As a percentage of net sales, gross profit decreased to 45.2% for the second quarter of 2023, compared to 45.6% for the second quarter of 2022, driven by a decrease in the Famous Footwear segment gross margin reflecting higher product markdowns in the current period.  In the second quarter of 2022, product markdowns and clearance selling were unusually low due to strong demand and lower inventory levels.  There was a higher mix of clearance selling at Famous Footwear in the second quarter of 2023, and an associated increase in product markdowns, though in line with historic levels.  This decrease was partially offset by an increase in the gross margin of our Brand Portfolio segment, reflecting lower inbound freight costs and lower inventory markdowns.

Gross profit decreased $46.9 million, or 7.1%, to $616.9 million for the six months ended July 29, 2023, compared to $663.8 million for the six months ended July 30, 2022, primarily reflecting lower net sales.  As a percentage of net sales, gross profit increased slightly to 45.4% for the six months ended July 29, 2023, compared to 45.1% for the six months ended July 30, 2022, driven by an increase in the gross margin of our Brand Portfolio segment, partially offset by a decrease in the gross margin of our Famous Footwear segment, due to the same factors described above.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $5.6 million, or 2.1%, to $262.8 million for the second quarter of 2023, compared to $268.4 million for the second quarter of 2022.  The decrease was driven by lower cash and share-based incentive costs and lower advertising expense, partially offset by higher retail facilities costs.  As a percentage of net sales, selling and administrative expenses increased to 37.8% for the second quarter of 2023, from 36.3% for the second quarter of 2022, reflecting deleveraging of expenses on lower net sales.

Selling and administrative expenses decreased $13.3 million, or 2.5%, to $515.9 million for the six months ended July 29, 2023, compared to $529.2 million for the six months ended July 30, 2022.  The decrease was primarily due to lower cash and share-based incentive costs  and lower warehouse costs, partially offset by an increase in facilities costs.  As a percentage of net sales, selling and administrative expenses increased to 38.0% for the six months ended July 29, 2023, from 36.0% for the six months ended July 30, 2022, reflecting deleveraging of expenses on lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of approximately $1.7 million for the three and six months ended July 29, 2023 were associated with expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended July 30, 2022.

Operating Earnings

Operating earnings decreased $18.7 million to $49.7 million for the second quarter of 2023, compared to $68.4 million for the second quarter of 2022, reflecting the factors described above.  As a percentage of net sales, operating earnings were 7.1% for the second quarter of 2023, compared to 9.3% for the second quarter of 2022.

Operating earnings decreased $35.3 million to $99.3 million for the six months ended July 29, 2023, compared to $134.6 million for the six months ended July 30, 2022, primarily reflecting lower net sales and gross profit.  As a percentage of net sales, operating earnings were 7.3% for the six months ended July 29, 2023, compared to 9.1% for the six months ended July 30, 2022.

Interest Expense, Net

Interest expense, net increased $2.6 million, or 98.5%, to $5.1 million for the second quarter of 2023, compared to $2.5 million for the second quarter of 2022.  Interest expense, net increased $5.9 million, or 120.2%, to $10.8 million for the six months ended July 29, 2023, compared to $4.8 million for the six months ended July 30, 2022.  The increases reflect higher interest expense on the revolving credit facility attributable to higher interest rates, partially offset by lower average borrowings.  The interest on our revolving credit facility is based on a variable interest rate, which has resulted in higher interest expense in the current rising interest rate environment.  Our interest expense in the second half of 2023 will continue to be impacted by higher interest rates.

Other Income, Net

Other income, net decreased $1.6 million, or 49.8%, to $1.6 million for the second quarter of 2023, compared to $3.2 million for the second quarter of 2022, primarily attributable to lower expected return on assets and higher interest costs for our pension plans.

Other income, net decreased $3.5 million, or 53.2%, to $3.1 million for the six months ended July 29, 2023, compared to $6.6 million for the six months ended July 30, 2022, primarily attributable to lower expected return on assets and higher interest costs for the pension plans.  Refer to Note 13 of the condensed consolidated financial statements for additional information regarding our retirement plans.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 25.6% for the second quarter of 2023, compared to 25.3% for the second quarter of 2022.

Our consolidated effective tax rate was 24.5% for the six months ended July 29, 2023, compared to 25.5% for the six months ended July 30, 2022.  The lower effective tax rate was driven by discrete tax benefits of approximately $0.6 million in the six months ended July 29, 2023, primarily related to share-based compensation.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $33.9 million and $68.7 million for the second quarter and six months ended July 29, 2023, respectively, compared to $51.2 million and $101.7 million for the second quarter and six months ended July 30, 2022, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$414.2	100.0%	$436.4	100.0%	$763.4	100.0%	$820.9	100.0%
Cost of goods sold	222.7	53.8%	222.8	51.1%	412.8	54.1%	418.1	50.9%
Gross profit	191.5	46.2%	$213.6	48.9%	350.6	45.9%	$402.8	49.1%
Selling and administrative expenses	150.7	36.4%	151.1	34.6%	292.7	38.3%	290.6	35.4%
Restructuring and other special charges, net	0.2	0.0%	—	—	0.2	0.0%	—	—%
Operating earnings	$40.6	9.8%	$62.5	14.3%	$57.7	7.6%	$112.2	13.7%

Key Metrics
Comparable sales % change	(4.3)%		(3.1)%		(6.3)%		(3.5)%
Comparable sales $ change	$(18.3)		$(13.5)		$(50.1)		$(29.1)
Sales change from new and closed stores, net	$(3.5)		$(3.3)		$(6.5)		$(1.4)
Impact of changes in Canadian exchange rate on sales	$(0.4)		$(0.4)		$(0.9)		$(0.4)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$65		$66		$119		$123
Sales per square foot, excluding e-commerce (trailing twelve months)	$249		$250		$249		$250
Square footage (thousand sq. ft.)	5,672		5,832		5,672		5,832

Stores opened	—		—		2		—
Stores closed	5		6		14		13
Ending stores	861		881		861		881

Net Sales

Net sales of $414.2 million in the second quarter of 2023 decreased $22.2 million, or 5.1% compared to the second quarter of 2022.  Comparable sales decreased 4.3% compared to the second quarter of 2022.  Cautious consumer spending driven by the challenging macroeconomic environment continued to impact sales in both our retail stores and e-commerce business in the second quarter of 2023.  Our kids category, which is a key differentiator for Famous Footwear, was our strongest gender category in the quarter, reporting solid net sales growth.  Our focus on this essential and growing category was particularly important as we headed into the back-to-school season, as families continued to prioritize purchases of kids’ footwear.  We closed five stores during the second quarter of 2023, resulting in 861 stores and total square footage of 5.7 million at the end of the quarter, compared to 881 stores and total square footage of 5.8 million at the end of the second quarter of 2022.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 77% of our net sales made to program members in both the second quarter of 2023 and 2022.

Net sales of $763.4 million in the six months ended July 29, 2023 decreased $57.5 million, or 7.0%, compared to the six months ended July 30, 2022, primarily due to the factors described above.  Comparable sales declined 6.3% in the six months ended July 29, 2023, driven by a decline in customer traffic in our retail stores.  Athletics and casual continue to be our top-selling categories.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands for the six months ended July 29, 2023.  During the first half of 2023, we opened two stores and closed 14 stores.

Gross Profit

Gross profit decreased $22.1 million, or 10.4%, to $191.5 million for the second quarter of 2023, compared to $213.6 million for the second quarter of 2022, primarily due to the decrease in net sales.  As a percentage of net sales, our gross profit decreased to 46.2% for the second quarter of 2023, from 48.9% for the second quarter of 2022.  During the second quarter of 2022, there were fewer product markdowns and minimal clearance selling due to higher demand and less inventory due to ongoing supply chain constraints.  In the second quarter of 2023, our Famous Footwear segment experienced a more historical mix of clearance product sold.

Gross profit decreased $52.2 million, or 13.0%, to $350.6 million for the six months ended July 29, 2023, compared to $402.8 million for the six months ended July 30, 2022, primarily due to the decrease in net sales.  As a percentage of net sales, our gross profit decreased to 45.9% for the six months ended July 29, 2023, compared to 49.1% for the six months ended July 30, 2022, driven by the same factors discussed above.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.4 million, or 0.3%, to $150.7 million for the second quarter of 2023, compared to $151.1 million for the second quarter of 2022.  The decrease was driven by lower salary and benefit expenses and lower advertising expense, partially offset by higher retail facilities costs.  As a percentage of net sales, selling and administrative expenses increased to 36.4% for the second quarter of 2023, compared to 34.6% for the second quarter of 2022.

Selling and administrative expenses increased $2.1 million, or 0.7%, to $292.7 million for the six months ended July 29, 2023, compared to $290.6 million for the six months ended July 30, 2022.  The increase was driven by higher facilities costs, including depreciation expense, as we continued to invest in prototype stores and store renovations.  This trend is expected to continue, as we remain committed to investing in our stores to enhance, energize and modernize the store experience.  These increases were partially offset by lower salary and benefits expenses and lower advertising expenses.  As a percentage of net sales, selling and administrative expenses increased to 38.3% for the six months ended July 29, 2023, compared to 35.4% for the six months ended July 30, 2022

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.2 million for the three and six months ended July 29, 2023 were associated with expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended July 30, 2022.

Operating Earnings

Operating earnings decreased $21.9 million to $40.6 million for the second quarter of 2023, compared to $62.5 million for the second quarter of 2022, primarily reflecting lower sales and gross profit, as described above.  As a percentage of net sales, operating earnings were 9.8% for the second quarter of 2023, compared to 14.3% for the second quarter of 2022.

Operating earnings decreased $54.5 million to $57.7 million for the six months ended July 29, 2023, compared to $112.2 million for the six months ended July 30, 2022.  As a percentage of net sales, operating earnings were 7.6% for the six months ended July 29, 2023, compared to 13.7% for the six months ended July 30, 2022.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$300.9	100.0%	$324.1	100.0%	$626.4	100.0%	$689.8	100.0%
Cost of goods sold	176.8	58.7%	200.0	61.7%	358.4	57.2%	426.4	61.8%
Gross profit	124.1	41.3%	124.1	38.3%	268.0	42.8%	263.4	38.2%
Selling and administrative expenses	96.4	32.1%	94.7	29.2%	197.6	31.6%	192.6	27.9%
Restructuring and other special charges, net	0.9	0.3%	—	—%	0.9	0.1%	—	—%
Operating earnings	$26.8	8.9%	$29.4	9.1%	$69.5	11.1%	$70.8	10.3%

Key Metrics
Direct-to-consumer (% of net sales) (1)	33%		30%		32%		28%
Change in wholesale net sales ($)	$(27.4)		$80.1		$(69.7)		$184.3
Change in retail net sales ($)	$4.2		$5.0		$6.3		$16.2
Unfilled order position at end of period	$246.8		$360.4

Sales per square foot, excluding e-commerce (trailing twelve months) (2)	$1,160		$1,018		$1,160		$1,018
Square footage (thousands sq. ft.) (2)	98		108		98		108

North America stores:
Stores opened	1		1		2		1
Stores closed	2		1		4		5
Ending stores - North America	61		66		61		66
Ending stores - China	33		19		33		19
Ending stores - Total Brand Portfolio	94		85		94		85
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.
(2)	These metrics exclude the retail operations of our joint venture in China. Refer to Note 1 to the condensed consolidated financial statements for further discussion of the joint venture.

Net Sales

Net sales of $300.9 million in the second quarter of 2023 decreased $23.2 million, or 7.2%, compared to the second quarter of 2022.  The challenging macroeconomic environment and competitive retail landscape persisted during the second quarter of 2023, resulting in many of our wholesale customers more tightly managing inventory levels and moderating purchases, which contributed to the decrease in wholesale net sales compared to the prior year.  Even with these challenges, net sales from our owned e-commerce business increased approximately 8% during the second quarter of 2023.   Despite cautious consumer spending, consumers are reacting positively to newness, comfort and versatility.  We are strategically coordinating our marketing efforts and diversified brand offerings to capitalize on opportunities we see in the marketplace.  Our casual, flats and fashion sneaker categories resonated with consumers during the quarter, while demand for our sandals category was weaker than anticipated.  We opened one store and closed two stores in the United States during the second quarter of 2023, resulting in a total of 61 stores and total square footage of 0.1 million, compared to 66 stores and total square footage of 0.1 million at the end of the second quarter of 2022.  In addition, we continued to expand our retail store presence in China by opening three new stores and closing one store, resulting in a total of 33 stores, compared to 19 stores at the end of the second quarter of 2022.

Net sales decreased $63.4 million, or 9.2%, to $626.4 million for the six months ended July 29, 2023, compared to $689.8 million for the six months ended July 30, 2022, reflecting the challenging macroeconomic environment and competitive retail landscape described above.  We continue to experience growth in our owned e-commerce business, which increased 4.8% in the six months ended July 29, 2023, compared to the six months ended July 30, 2022.

Our unfilled order position for our wholesale sales decreased $113.6 million, or 31.5%, to $246.8 million at July 29, 2023, compared to $360.4 million at July 30, 2022.  The decrease in our backlog order levels compared to last year reflects more conservative ordering patterns by our wholesale customers as they manage their inventory levels in response to consumer sentiment.

Gross Profit

Gross profit was $124.1 million for the second quarter of 2023, consistent with the second quarter of 2022.  As a percentage of net sales, our gross profit increased to 41.3% for the second quarter of 2023, compared to 38.3% for the second quarter of 2022, reflecting lower inbound freight costs and lower inventory markdowns.

Gross profit increased $4.6 million, or 1.7%, to $268.0 million for the six months ended July 29, 2023, compared to $263.4 million for the six months ended July 30, 2022, reflecting lower inbound freight costs as our supply chain normalized, lower inventory markdowns and higher average prices in our retail operations.  As a percentage of net sales, our gross profit increased significantly to 42.8% for the six months ended July 29, 2023, compared to 38.2% for the six months ended July 30, 2022.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.7 million, or 1.8%, to $96.4 million for the second quarter of 2023, compared to $94.7 million for the second quarter of 2022.  The increase was primarily due to higher facilities costs, partially offset by lower salary and benefits expenses.  As a percentage of net sales, selling and administrative expenses increased to 32.0% for the second quarter of 2023, compared to 29.2% for the second quarter of 2022.

Selling and administrative expenses increased $5.0 million, or 2.6%, to $197.6 million for the six months ended July 29, 2023, compared to $192.6 million for the six months ended July 30, 2022.  The increase was driven by higher marketing expenses and higher facilities costs, partially offset by lower salary and benefits expenses.  As a percentage of net sales, selling and administrative expenses increased to 31.6% for the six months ended July 29, 2023, compared to 27.9% for the six months ended July 30, 2022, reflecting deleveraging of expenses over lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.9 million for the three and six months ended July 29, 2023 were associated with expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended July 30, 2022.

Operating Earnings

Operating earnings decreased to $26.8 million for the second quarter of 2023, from $29.4 million for the second quarter of 2022, as a result of the factors described above.  As a percentage of net sales, operating earnings were 8.9% for the second quarter of 2023, compared to 9.1% in the second quarter of 2022.

Operating earnings decreased to $69.5 million for the six months ended July 29, 2023, compared to $70.8 million for the six months ended July 30, 2022, as a result of the factors described above.  As a percentage of net sales, operating earnings were 11.1% for the six months ended July 29, 2023, compared to 10.3% in the six months ended July 30, 2022.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(19.6)	100.0%	$(22.1)	100.0%	$(31.5)	100.0%	$(37.2)	100.0%
Cost of goods sold	(18.2)	92.7%	(21.2)	95.8%	(29.8)	94.5%	(34.7)	93.4%
Gross profit	(1.4)	7.3%	(0.9)	4.2%	(1.7)	5.5%	(2.5)	6.6%
Selling and administrative expenses	15.8	(80.5)%	22.6	(102.0)%	25.6	(81.2)%	45.8	(123.2)%
Restructuring and other special charges, net	0.6	(2.9)%	—	—%	0.6	(1.8)%	—	—%
Operating loss	$(17.8)	90.7%	$(23.5)	106.2%	$(27.9)	88.5%	$(48.3)	129.8%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $19.6 million for the second quarter of 2023 is $2.5 million, or 11.4%, lower than the second quarter of 2022.  The net sales elimination of $31.5 million for the six months ended July 29, 2023 is $5.7 million, or 15.3%, lower than the six months ended July 30, 2022.  The decreases for both periods reflect a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $6.8 million, to $15.8 million in the second quarter of 2023, compared to $22.6 million for the second quarter of 2022.  The decrease primarily reflects lower expenses related to our cash and share-based incentive compensation and other employee benefits.

Selling and administrative expenses decreased $20.2 million, to $25.6 million for the six months ended July 29, 2023, compared to $45.8 million for the six months ended July 30, 2022.  The decrease primarily reflects lower expenses related to our cash and share-based incentive compensation and other employee benefits.

Restructuring and other special charges of $0.6 million for the three and six months ended July 29, 2023 were associated with expense reduction initiatives at our corporate headquarters.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended July 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

Total debt obligations of $244.0 million at July 29, 2023 decreased $104.5 million, from $348.5 million at July 30, 2022, and decreased $63.5 million, from $307.5 million at January 28, 2023.  Net interest expense for the second quarter of 2023 increased $2.5 million to $5.1 million, compared to $2.6 million for the second quarter of 2022, due to higher interest rates.  This increase was partially offset by lower average borrowings under our revolving credit agreement.  The interest on our revolving credit facility is based on a variable rate, which has resulted in higher interest expense in the current rising interest rate environment.  While our interest expense in the second half of 2023 will continue to be adversely affected by the elevated interest rates, we expect to continue to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

Credit Agreement

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs.  On October 5, 2021, we entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (“Fifth Amendment”) that, among other modifications, extended the maturity date of the credit facility from January 18, 2024, to October 5, 2026 and decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million.  Interest on the borrowings was previously calculated using variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 0.0%), or the prime rate (as defined in the Fifth Amendment), plus a spread.  The Fifth Amendment decreased the spread applied to the LIBOR or prime rate by a total of 75 basis points.  On April 27, 2023, the Company entered into a Sixth Amendment to Fourth Amended and Restated Credit agreement (as so amended, the “Credit Agreement”) to transition the borrowings on the revolving credit facility from bearing interest based on LIBOR to a term secured overnight financing rate (“SOFR”).

At July 29, 2023, we had $244.0 million in borrowings and $10.7 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $245.3 million at July 29, 2023.  We were in compliance with all covenants and restrictions under the Credit Agreement as of July 29, 2023.

Working Capital and Cash Flow

	Twenty-Six Weeks Ended
($ millions)	July 29, 2023	July 30, 2022	Change
Net cash provided by operating activities	$125.2	$27.2	$98.0
Net cash used for investing activities	(16.9)	(20.7)	3.8
Net cash (used for) provided by financing activities	(95.0)	9.3	(104.3)
Effect of exchange rate changes on cash and cash equivalents	0.1	—	0.1
Increase in cash and cash equivalents	$13.4	$15.8	$(2.4)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $98.0 million higher in the six months ended July 29, 2023 as compared to the six months ended July 30, 2022, primarily reflecting the following factors:

●	A smaller increase in inventory during the twenty-six weeks ended July 29, 2023, compared to the twenty-six weeks ended July 30, 2022, due in part to lower wholesale inventory attributable to strong inventory management and lower in-transit inventory levels as the supply chain delays were mitigated; and
●	A larger increase in trade accounts payable during the twenty-six weeks ended July 29, 2023, reflecting higher inventory purchases compared to the twenty-six weeks ended July 30, 2022; partially offset by
●	Lower net earnings in the twenty-six weeks ended July 29, 2023, compared to the twenty-six weeks ended July 30, 2022,
●	A smaller increase in net income taxes payable during the twenty-six weeks ended July 29, 2023, compared to the twenty-six weeks ended July 30, 2022; and
●	A larger decrease in accrued expenses and other liabilities during the twenty-six weeks ended July 29, 2023, compared to the twenty-six weeks ended July 30, 2022, due in part to lower balances attributable to our cash-based incentive compensation plans.

Cash used for investing activities was $3.8 million lower for the twenty-six weeks ended July 29, 2023 as compared to the twenty-six weeks  ended July 30, 2022, reflecting lower capital expenditures.  In 2023, we expect our purchases of property and equipment and capitalized software to be between $50 million and $60 million, as compared to $64.0 million in 2022.

Cash used for financing activities was $104.3 million higher for the six months ended July 29, 2023 as compared to the six months ended July 30, 2022, primarily due to net repayments on our revolving credit agreement of $63.5 million in the six months ended July 29, 2023, compared to net borrowings of $58.5 million in the comparable period in 2022.  In addition, the issuance of common stock under share-based plans was $6.2 million higher in the six months ended July 29, 2023, compared to the six months ended July 30, 2022.  These increases were partially offset by a $24.2 million decrease in repurchases of our common stock under our share repurchase programs during the six months ended July 29, 2023, compared to the six months ended July 30, 2022.

A summary of key financial data and ratios at the dates indicated is as follows:

	July 29, 2023	July 30, 2022	January 28, 2023
Working capital ($ millions) (1)	$(41.5)	$(121.0)	$(79.7)
Current ratio (2)	0.96:1	0.89:1	0.91:1
Debt-to-capital ratio (3)	34.1%	47.5%	41.9%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at July 29, 2023 was a deficit of $41.5 million, which was an improvement of $79.5 million and $38.2 million from July 30, 2022 and January 28, 2023, respectively.  The increase in working capital from July 30, 2022 primarily reflects lower trade accounts payable and accrued expenses, partially offset by lower inventory.  The increase in working capital from January 28, 2023 primarily reflects higher inventory and lower accrued expenses, partially offset by higher trade accounts payable.  Our current ratio was 0.96:1 as of July 29, 2023, compared to 0.89:1 at July 30, 2022 and 0.91:1 at January 28, 2023.  Our debt-to-capital ratio was 34.1% as of July 29, 2023, compared to 47.5% as of July 30, 2022 and 41.9% at January 28, 2023.

We declared and paid dividends of $0.07 per share in the second quarter of both 2023 and 2022.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands.  Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changing consumer demands, which may be influenced by general economic conditions and other factors; (ii) inflationary pressures;  (iii) supply chain disruptions; (iv) rapidly changing consumer preferences and purchasing patterns and fashion trends; (v) customer concentration and increased consolidation in the retail industry; (vi) intense competition within the footwear industry; (vii) foreign currency fluctuations; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) cybersecurity threats or other major disruption to the Company’s information technology systems; (x) the ability to accurately forecast sales and manage inventory levels; (xi) a disruption in the Company’s distribution centers; (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to secure/exit leases on favorable terms; (xiv) the ability to maintain relationships with current suppliers; (xv) transitional challenges with acquisitions and divestitures;  (xvi) changes to tax laws, policies and treaties; (xvii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; and (xviii) the ability to attract, retain, and maintain good relationships with licensors and protect our intellectual property rights.  The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 28, 2023, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of July 29, 2023, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2023:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
April 30, 2023 - May 27, 2023	—	$—	—	6,367,379

May 28, 2023 - July 1, 2023	763,205	22.86	763,000	5,604,379

July 2, 2023 - July 29, 2023	—	—	—	5,604,379
Total	763,205	$—	763,000	5,604,379
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards. The average price per share on repurchases of our common stock excludes the cost of broker commissions. No excise taxes were due on the Company’s share repurchases during the twenty-six weeks ended July 29, 2023 under the provisions of the Inflation Reduction Act of 2022.
(2)	On September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of 5,000,000 shares of our outstanding common stock. In addition, on March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of an additional 7,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions. Under the 2022 Program, the Company repurchased 763,000 shares during the thirteen and twenty-six weeks ended July 29, 2023. During the thirteen and twenty-six weeks ended July 30, 2022, the Company repurchased 1,083,496 and 1,784,820 shares, respectively, under these programs. As of July 29, 2023, there were 5,604,379 shares authorized to be repurchased under the 2022 Program. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

On June 30, 2023, Diane M. Sullivan, Executive Chair of the Board of Directors, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934.  Ms. Sullivan’s Rule 10b5-1 Plan provides for the sale of up to 286,960 shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan.  The Rule 10b5-1 Plan expires on June 28, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

No other director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K, during the thirteen weeks ended July 29, 2023.

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

CALERES, INC.

Date: September 5, 2023	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer