Form 10-Q
period 2023-10-28
CALERES INC
filed 2023-12-05
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended October 28, 2023

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of November 24, 2023, 35,502,200 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	October 28, 2023	October 29, 2022	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$34,031	$32,773	$33,700
Receivables, net	161,544	161,367	132,802
Inventories, net	556,034	649,257	580,215
Income taxes	5,065	12,046	17,527
Property and equipment, held for sale	16,777	16,777	16,777
Prepaid expenses and other current assets	49,422	48,864	50,434
Total current assets	822,873	921,084	831,455

Prepaid pension costs	87,541	106,781	83,396
Lease right-of-use assets	508,736	523,011	518,196
Property and equipment, net	167,681	151,798	160,883
Goodwill and intangible assets, net	206,275	218,420	215,392
Other assets	33,787	27,219	27,150
Total assets	$1,826,893	$1,948,313	$1,836,472

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$222,000	$364,500	$307,500
Trade accounts payable	257,224	279,704	229,908
Income taxes	21,269	31,106	7,650
Lease obligations	132,461	133,227	136,051
Other accrued expenses	194,967	230,377	230,087
Total current liabilities	827,921	1,038,914	911,196

Other liabilities:
Noncurrent lease obligations	431,474	453,718	444,074
Income taxes	2,464	7,786	7,786
Deferred income taxes	19,502	15,044	19,001
Other liabilities	25,360	27,440	28,302
Total other liabilities	478,800	503,988	499,163

Equity:
Common stock	355	356	357
Additional paid-in capital	181,630	177,269	180,747
Accumulated other comprehensive loss	(25,596)	(7,187)	(26,750)
Retained earnings	356,993	228,006	266,329
Total Caleres, Inc. shareholders’ equity	513,382	398,444	420,683
Noncontrolling interests	6,790	6,967	5,430
Total equity	520,172	405,411	426,113
Total liabilities and equity	$1,826,893	$1,948,313	$1,836,472

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$761,904	$798,258	$2,120,171	$2,271,704
Cost of goods sold	421,530	458,382	1,162,942	1,268,019
Gross profit	340,374	339,876	957,229	1,003,685
Selling and administrative expenses	273,652	283,119	789,570	812,313
Restructuring and other special charges, net	2,304	2,910	3,951	2,910
Operating earnings	64,418	53,847	163,708	188,462
Interest expense, net	(4,488)	(4,003)	(15,240)	(8,886)
Other income, net	1,552	2,997	4,660	9,636
Earnings before income taxes	61,482	52,841	153,128	189,212
Income tax provision	(14,467)	(13,849)	(36,956)	(48,683)
Net earnings	47,015	38,992	116,172	140,529
Net earnings (loss) attributable to noncontrolling interests	101	(254)	588	(404)
Net earnings attributable to Caleres, Inc.	$46,914	$39,246	$115,584	$140,933

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.32	$1.09	$3.23	$3.83

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.32	$1.08	$3.23	$3.79

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net earnings	$47,015	$38,992	$116,172	$140,529
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	(626)	(980)	(1,054)	(1,100)
Pension and other postretirement benefits adjustments	660	908	1,980	1,931
Other comprehensive income (loss), net of tax	34	(72)	926	831
Comprehensive income	47,049	38,920	117,098	141,360
Comprehensive income (loss) attributable to noncontrolling interests	201	(419)	360	(992)
Comprehensive income attributable to Caleres, Inc.	$46,848	$39,339	$116,738	$142,352

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-Nine Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022
Operating Activities
Net earnings	$116,172	$140,529
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25,575	23,945
Amortization of capitalized software	3,713	3,669
Amortization of intangible assets	9,117	9,080
Amortization of debt issuance costs and debt discount	305	305
Share-based compensation expense	10,924	13,249
Loss on disposal of property and equipment	1,121	1,167
Impairment charges for property, equipment, and lease right-of-use assets	589	1,979
Adjustment to expected credit losses	1,053	(303)
Deferred income taxes	501	313
Changes in operating assets and liabilities:
Receivables	(29,794)	(38,826)
Inventories	23,769	(53,025)
Prepaid expenses and other current and noncurrent assets	(8,414)	(4,496)
Trade accounts payable	27,491	(51,547)
Accrued expenses and other liabilities	(45,727)	(33,667)
Income taxes, net	20,759	34,833
Other, net	29	(939)
Net cash provided by operating activities	157,183	46,266

Investing Activities
Purchases of property and equipment	(33,976)	(40,056)
Capitalized software	(3,404)	(5,350)
Net cash used for investing activities	(37,380)	(45,406)

Financing Activities
Borrowings under revolving credit agreement	365,000	708,500
Repayments under revolving credit agreement	(450,500)	(634,000)
Dividends paid	(7,483)	(7,698)
Acquisition of treasury stock	(17,445)	(63,225)
Issuance of common stock under share-based plans, net	(10,035)	(4,804)
Contributions by noncontrolling interests	1,000	3,142
Net cash (used for) provided by financing activities	(119,463)	1,915
Effect of exchange rate changes on cash and cash equivalents	(9)	(117)
Increase in cash and cash equivalents	331	2,658
Cash and cash equivalents at beginning of period	33,700	30,115
Cash and cash equivalents at end of period	$34,031	$32,773

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE JULY 29, 2023	35,540,093	$355	$177,602	$(25,530)	$312,565	$464,992	$6,589	$471,581
Net earnings					46,914	46,914	101	47,015
Foreign currency translation adjustment				(726)		(726)	100	(626)
Pension and other postretirement benefits adjustments, net of tax of $228				660		660		660
Comprehensive (loss) income				(66)	46,914	46,848	201	47,049
Dividends ($0.07 per share)					(2,486)	(2,486)		(2,486)
Issuance of common stock under share-based plans, net	3,365	0	(25)			(25)		(25)
Share-based compensation expense			4,053			4,053		4,053
BALANCE OCTOBER 28, 2023	35,543,458	$355	$181,630	$(25,596)	$356,993	$513,382	$6,790	$520,172

BALANCE JULY 30, 2022	36,450,780	$364	$173,246	$(7,280)	$212,803	$379,133	$5,744	$384,877
Net earnings					39,246	39,246	(254)	38,992
Foreign currency translation adjustment				(815)		(815)	(165)	(980)
Pension and other postretirement benefits adjustments, net of tax of $86				908		908		908
Comprehensive income (loss)				93	39,246	39,339	(419)	38,920
Contributions by noncontrolling interests						—	1,642	1,642
Dividends ($0.07 per share)					(2,498)	(2,498)		(2,498)
Acquisition of treasury stock	(838,025)	(8)			(21,545)	(21,553)		(21,553)
Issuance of common stock under share-based plans, net	20,699	0	(990)			(990)		(990)
Share-based compensation expense			5,013			5,013		5,013
BALANCE OCTOBER 29, 2022	35,633,454	$356	$177,269	$(7,187)	$228,006	$398,444	$6,967	$405,411

				Accumulated
				Other		Total Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113
Net earnings					115,584	115,584	588	116,172
Foreign currency translation adjustment				(826)		(826)	(228)	(1,054)
Pension and other postretirement benefits adjustments, net of tax of $684				1,980		1,980		1,980
Comprehensive income				1,154	115,584	116,738	360	117,098
Contributions by noncontrolling interests						—	1,000	1,000
Dividends ($0.21 per share)					(7,483)	(7,483)		(7,483)
Acquisition of treasury stock	(763,000)	(8)			(17,437)	(17,445)		(17,445)
Issuance of common stock under share-based plans, net	590,706	6	(10,041)			(10,035)		(10,035)
Share-based compensation expense			10,924			10,924		10,924
BALANCE OCTOBER 28, 2023	35,543,458	$355	$181,630	$(25,596)	$356,993	$513,382	$6,790	$520,172

BALANCE JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387
Net earnings (loss)					140,933	140,933	(404)	140,529
Foreign currency translation adjustment				(512)		(512)	(588)	(1,100)
Pension and other postretirement benefits adjustments, net of tax of $417				1,931		1,931		1,931
Comprehensive income (loss)				1,419	140,933	142,352	(992)	141,360
Contributions by noncontrolling interests						—	3,142	3,142
Dividends ($0.21 per share)					(7,698)	(7,698)		(7,698)
Acquisition of treasury stock	(2,622,845)	(26)			(63,199)	(63,225)		(63,225)
Issuance of common stock under share-based plans, net	621,154	6	(4,810)			(4,804)		(4,804)
Share-based compensation expense			13,249			13,249		13,249
BALANCE OCTOBER 29, 2022	35,633,454	$356	$177,269	$(7,187)	$228,006	$398,444	$6,967	$405,411

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

Noncontrolling Interests

During 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  During the thirty-nine weeks ended October 28, 2023, capital contributions of $2.0 million were made to CLT, including $1.0 million received from Brand Investment Holding.  During the thirty-nine weeks ended October 29, 2022, capital contributions of $6.3 million were made to CLT, including $3.1 million received from Brand Investment Holding.

Net sales and operating earnings (loss) of CLT for the periods ended October 28, 2023 and October 29, 2022 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$6,810	$5,418	$19,675	$13,167
Operating earnings (loss)	229	(302)	1,327	(631)

The Company consolidates CLT into its condensed consolidated financial statements.  Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that is attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financing institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of October 28, 2023 and October 29, 2022, the Company had $25.0 million and $17.8 million, respectively, of accounts payable subject to the Program arrangements.

Property and Equipment, Held for Sale

The Company continues to actively market for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri and, as of October 28, 2023, was engaged in discussions with multiple potential buyers.  The Company expects the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale on the condensed consolidated balance sheets as of October 28, 2023 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of October 28, 2023.

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

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended October 28, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$388,764	$17,126	$—	$405,890
E-commerce - Company websites (1)	60,276	56,204	—	116,480
E-commerce - wholesale drop-ship (1)	—	34,151	(1,720)	32,431
Total direct-to-consumer sales	449,040	107,481	(1,720)	554,801
Wholesale - e-commerce (1)	—	72,424	—	72,424
Wholesale - landed	—	121,893	(6,924)	114,969
Wholesale - first cost	—	16,332	—	16,332
Licensing and royalty	612	2,627	—	3,239
Other (2)	121	18	—	139
Net sales	$449,773	$320,775	$(8,644)	$761,904

	Thirteen Weeks Ended October 29, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$415,678	$14,810	$—	$430,488
E-commerce - Company websites (1)	65,549	53,673	—	119,222
E-commerce - wholesale drop-ship (1)	—	40,672	(1,854)	38,818
Total direct-to-consumer sales	481,227	109,155	(1,854)	588,528
Wholesale - e-commerce (1)	—	59,035	—	59,035
Wholesale - landed	—	135,161	(5,081)	130,080
Wholesale - first cost	—	16,424	—	16,424
Licensing and royalty	601	3,454	—	4,055
Other (2)	123	13	—	136
Net sales	$481,951	$323,242	$(6,935)	$798,258

	Thirty-Nine Weeks Ended October 28, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,065,448	$50,323	$—	$1,115,771
E-commerce - Company websites (1)	145,585	163,088	—	308,673
E-commerce - wholesale drop-ship (1)	—	97,565	(4,119)	93,446
Total direct-to-consumer sales	1,211,033	310,976	(4,119)	1,517,890
Wholesale - e-commerce (1)	—	181,980	—	181,980
Wholesale - landed	—	377,033	(36,043)	340,990
Wholesale - first cost	—	67,940	—	67,940
Licensing and royalty	1,775	9,193	—	10,968
Other (2)	361	42	—	403
Net sales	$1,213,169	$947,164	$(40,162)	$2,120,171

	Thirty-Nine Weeks Ended October 29, 2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,133,276	$43,371	$—	$1,176,647
E-commerce - Company websites (1)	167,604	155,698	—	323,302
E-commerce - wholesale drop-ship (1)	—	106,348	(3,759)	102,589
Total direct-to-consumer sales	1,300,880	305,417	(3,759)	1,602,538
Wholesale - e-commerce (1)	—	167,494	—	167,494
Wholesale - landed	—	441,544	(40,408)	401,136
Wholesale - first cost	—	88,205	—	88,205
Licensing and royalty	1,538	10,329	—	11,867
Other (2)	410	54	—	464
Net sales	$1,302,828	$1,013,043	$(44,167)	$2,271,704
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

Retail sales to members of the Company’s loyalty programs, including the Famously You Rewards program, include two performance obligations: the sale of merchandise and the delivery of points that may be converted to savings certificates and redeemed for future purchases.  The transaction price is allocated to the separate performance obligations based on the relative stand-alone selling price.  The stand-alone selling price for the points is estimated using the retail value of the merchandise earned, adjusted for estimated breakage based upon historical redemption patterns.  The revenue associated with the initial merchandise purchased is recognized immediately and the value assigned to the points is deferred until the points are redeemed, forfeited or expired.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	October 28, 2023	October 29, 2022	January 28, 2023
Customer allowances and discounts	$23,849	$23,164	$21,917
Loyalty programs liability	13,770	17,690	17,732
Returns reserve	14,609	16,619	12,038
Gift card liability	5,664	5,718	6,659

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented.  In addition, during the thirty-nine weeks ended October 28, 2023, the loyalty programs liability increased $41.9 million due to points and material rights earned on purchases and decreased $45.9 million due to expirations and redemptions.  During the thirty-nine weeks ended October 29, 2022, the loyalty programs liability increased $32.5 million due to points and material rights earned on purchases and decreased $33.6 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirty-Nine Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022
Balance, beginning of period	$8,903	$9,601
Adjustment to expected credit losses	1,053	(303)
Uncollectible accounts written off, net of recoveries	18	(300)
Balance, end of period	$9,974	$8,998

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022

NUMERATOR
Net earnings	$47,015	$38,992	$116,172	$140,529
Net (earnings) loss attributable to noncontrolling interests	(101)	254	(588)	404
Net earnings attributable to Caleres, Inc.	$46,914	$39,246	$115,584	$140,933
Net earnings allocated to participating securities	(2,121)	(1,723)	(5,103)	(5,951)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$44,793	$37,523	$110,481	$134,982

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	33,933	34,379	34,206	35,207
Dilutive effect of share-based awards	—	507	—	450
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	33,933	34,886	34,206	35,657

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.32	$1.09	$3.23	$3.83

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.32	$1.08	$3.23	$3.79

There were no outstanding options to purchase shares of common stock for the thirty-nine weeks ended October 28, 2023.  Options to purchase 16,667 shares of common stock for both the thirteen and thirty-nine weeks ended October 29, 2022 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be anti-dilutive.

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has two publicly announced share repurchase programs.  The Company did not repurchase any shares under these programs during the thirteen weeks ended October 28, 2023 and repurchased 763,000 shares during the thirty-nine weeks ended October 28, 2023.  During the thirteen and thirty-nine weeks ended October 29, 2022, the Company repurchased 838,025 and 2,622,845 shares, respectively, under the share repurchase programs.  No excise taxes were due on the Company’s share repurchases during the thirty-nine weeks ended October 28, 2023 under the provisions of the Inflation Reduction Act of 2022.

Note 5    Restructuring and Other Special Charges

The Company incurred costs of $2.3 million ($1.7 million on an after-tax basis, or $0.05 per diluted share) and $3.9 million ($2.9 million on an after-tax basis, or $0.08 per diluted share) during the thirteen and thirty-nine weeks ended October 28, 2023, respectively, associated with its expense reduction initiatives.  The costs were primarily severance related to organizational changes in the Famous Footwear segment and the Company’s corporate office, as well as severance and other costs to integrate the Blowfish Malibu office and information systems into the St. Louis infrastructure.  Of the $2.3 million in charges presented in restructuring and other special charges on the condensed consolidated statements of earnings for the thirteen weeks ended October 28, 2023, $1.2 million is reflected in the Famous Footwear segment, $0.8 million is reflected in the Brand Portfolio segment and $0.3 million is reflected within the Eliminations and Other category.  Of the  $3.9 million in charges presented in restructuring and other special charges on the condensed consolidated statements of earnings for the thirty-nine weeks ended October 28, 2023, $1.7 million is reflected in the Brand Portfolio segment, $1.3 million is reflected in the Famous Footwear segment and $0.9 million is reflected within the Eliminations and Other category.  As of October 28, 2023, restructuring reserves of $2.6 million were included in other accrued expenses on the condensed consolidated balance sheet.

During the thirteen and thirty-nine weeks ended October 29, 2022, the Company incurred costs of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) related to the CFO transition at the corporate headquarters.  These costs were recognized as restructuring and other special charges in the condensed consolidated statement of earnings within the Eliminations and Other category.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended October 28, 2023 and October 29, 2022:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended October 28, 2023
Net sales	$449,773	$320,775	$(8,644)	$761,904
Intersegment sales (1)	—	8,644	—	8,644
Operating earnings (loss)	46,600	38,211	(20,393)	64,418
Segment assets	828,691	834,645	163,557	1,826,893

Thirteen Weeks Ended October 29, 2022
Net sales	$481,951	$323,242	$(6,935)	$798,258
Intersegment sales (1)	—	6,935	—	6,935
Operating earnings (loss)	59,267	22,304	(27,724)	53,847
Segment assets	833,268	955,712	159,333	1,948,313

Thirty-Nine Weeks Ended October 28, 2023
Net sales	$1,213,169	$947,164	$(40,162)	$2,120,171
Intersegment sales (1)	—	40,162	—	40,162
Operating earnings (loss)	104,286	107,708	(48,286)	163,708

Thirty-Nine Weeks Ended October 29, 2022
Net sales	$1,302,828	$1,013,043	$(44,167)	$2,271,704
Intersegment sales (1)	—	44,167	—	44,167
Operating earnings (loss)	171,451	93,063	(76,052)	188,462
(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating earnings	$64,418	$53,847	$163,708	$188,462
Interest expense, net	(4,488)	(4,003)	(15,240)	(8,886)
Other income, net	1,552	2,997	4,660	9,636
Earnings before income taxes	$61,482	$52,841	$153,128	$189,212

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	October 28, 2023	October 29, 2022	January 28, 2023
Raw materials	$14,381	$21,044	$21,172
Work-in-process	628	629	569
Finished goods	541,025	627,584	558,474
Inventories, net	$556,034	$649,257	$580,215

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	October 28, 2023	October 29, 2022	January 28, 2023
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(143,564)	(131,419)	(134,447)
Total intangible assets, net	201,319	213,464	210,436
Goodwill
Brand Portfolio (2)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$206,275	$218,420	$215,392
(1)	The carrying amount of intangible assets as of October 28, 2023, October 29, 2022 and January 28, 2023 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of October 28, 2023, October 29, 2022 and January 28, 2023 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of October 28, 2023, October 29, 2022 and January 28, 2023 were as follows:

($ thousands)	October 28, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$128,592	$10,200	$160,696
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	14,972	4,005	25,223
		$451,088	$143,564	$106,205	$201,319

	October 29, 2022
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$119,461	$10,200	$169,827
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	11,958	4,005	28,237
		$451,088	$131,419	$106,205	$213,464

	January 28, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$121,928	$10,200	$167,360
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	12,519	4,005	27,676
		$451,088	$134,447	$106,205	$210,436

Amortization expense related to intangible assets was $3.0 million for both the thirteen weeks ended October 28, 2023 and October 29, 2022,  and $9.1 million for both the thirty-nine weeks ended October 28, 2023 and October 29, 2022.  The Company estimates that amortization expense related to intangible assets will be approximately $11.9 million in 2023, $11.0 million in 2024, 2025 and 2026, and $10.9 million in 2027.

Goodwill is tested for impairment as of the first day of the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the thirty-nine weeks ended October 28, 2023 or October 29, 2022.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the thirty-nine weeks ended October 28, 2023 or October 29, 2022.

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

During the thirty-nine weeks ended October 28, 2023, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $94.3 million on the condensed consolidated balance sheets.  As of October 28, 2023, the Company has entered into lease commitments for 11 retail locations for which the leases have not yet commenced.  The Company anticipates that six leases will begin in the current fiscal year, four leases will begin in fiscal 2024 and one lease will begin in fiscal 2025.  Upon commencement, right-of-use assets and lease liabilities of approximately $5.2 million, $3.1 million and $0.3 million will be recorded on the condensed consolidated balance sheets in 2023, 2024 and 2025, respectively.

The components of lease expense for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022 were as follows:

	Thirteen Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022
Operating lease expense	$39,308	$38,116
Variable lease expense	10,404	10,679
Short-term lease expense	727	970
Total lease expense	$50,439	$49,765

	Thirty-Nine Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022
Operating lease expense	$117,241	$109,810
Variable lease expense	32,154	29,567
Short-term lease expense	2,157	3,340
Sublease income	—	(59)
Total lease expense	$151,552	$142,658

Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022
Cash paid for lease liabilities	$124,691	$125,967
Cash received from sublease income	—	59

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of October 28, 2023.

At October 28, 2023, the Company had $222.0 million of borrowings outstanding and $10.6 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $267.4 million at October 28, 2023.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended October 28, 2023 and October 29, 2022:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at July 29, 2023	$(1,313)	$(24,217)	$(25,530)
Other comprehensive loss before reclassifications	(726)	—	(726)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	888	888
Tax benefit	—	(228)	(228)
Net reclassifications	—	660	660
Other comprehensive (loss) income	(726)	660	(66)
Balance at October 28, 2023	$(2,039)	$(23,557)	$(25,596)

Balance at July 30, 2022	$(485)	$(6,795)	$(7,280)
Other comprehensive loss before reclassifications	(815)	—	(815)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	994	994
Tax benefit	—	(86)	(86)
Net reclassifications	—	908	908
Other comprehensive (loss) income	(815)	908	93
Balance at October 29, 2022	$(1,300)	$(5,887)	$(7,187)

Balance at January 28, 2023	$(1,213)	$(25,537)	$(26,750)
Other comprehensive loss before reclassifications	(826)	—	(826)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,664	2,664
Tax benefit	—	(684)	(684)
Net reclassifications	—	1,980	1,980
Other comprehensive (loss) income	(826)	1,980	1,154
Balance at October 28, 2023	$(2,039)	$(23,557)	$(25,596)

Balance at January 29, 2022	$(788)	$(7,818)	$(8,606)
Other loss income before reclassifications	(512)	—	(512)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,348	2,348
Tax benefit	—	(417)	(417)
Net reclassifications	—	1,931	1,931
Other comprehensive (loss) income	(512)	1,931	1,419
Balance at October 29, 2022	$(1,300)	$(5,887)	$(7,187)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $4.1 million and $5.0 million during the thirteen weeks and $10.9 million and $13.2 million during the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.

The Company had net issuances of 3,365 and 20,699 shares of common stock during the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the Company had net issuances of 590,706 and 621,154 shares of common stock, respectively, related to share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 28, 2023			October 29, 2022
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
July 29, 2023	1,608,057	$21.55	July 30, 2022	1,579,202	$17.53
Granted	10,906	28.35	Granted	45,050	26.65
Forfeited	(6,650)	21.48	Forfeited	(15,500)	21.00
Vested	(3,000)	9.76	Vested	(58,000)	13.16
October 28, 2023	1,609,313	$21.62	October 29, 2022	1,550,752	$17.92

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 28, 2023			October 29, 2022
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
January 28, 2023	1,603,960	$18.57	January 29, 2022	1,390,397	$14.24
Granted	590,900	22.97	Granted	726,720	21.45
Forfeited	(150,823)	18.68	Forfeited	(95,716)	15.35
Vested	(434,724)	13.24	Vested	(470,649)	13.02
October 28, 2023	1,609,313	$21.62	October 29, 2022	1,550,752	$17.92

The Company granted 10,906 restricted shares during the thirteen weeks ended October 28, 2023, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 590,900 restricted shares granted during the thirty-nine weeks ended October 28, 2023, 554,832 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years, 23,268 shares have a cliff-vesting term of one year, 7,000 shares have a graded vesting term of three years, with 50% vesting after eighteen months and 50% after three years, and 5,800 shares have a cliff-vesting term of two years.  The Company granted 45,050 restricted shares during the thirteen weeks ended October 29, 2022, which have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 726,720 restricted shares the Company granted during the thirty-nine weeks ended October 29, 2022, 716,250 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years and 10,470 shares have a cliff-vesting term of one year.

Performance Awards

During the thirty-nine weeks ended October 28, 2023, the Company granted performance share awards for a targeted 276,434 shares, with a weighted-average grant date fair value of $23.12 in connection with the 2023 performance award (2023 – 2025 performance period).  During the thirty-nine weeks ended October 29, 2022, the Company granted performance share awards for a targeted 87,750 shares, with a weighted-average grant date fair value of $20.99 in connection with the 2020 performance award.  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The 2023 performance award is payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

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

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 1,081 and 1,314 RSUs for dividend equivalents, during the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively, with weighted-average grant date fair values of $28.80 and $24.30, respectively.  The Company granted 50,376 and 41,325 RSUs to non-employee directors, including 3,840 and 4,680 and for dividend equivalents, during the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively, with weighted-average grant date fair values of $19.72 and $27.23, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit income for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Service cost	$1,256	$1,786	$—	$—
Interest cost	3,635	2,997	12	9
Expected return on assets	(6,087)	(6,997)	—	—
Amortization of:
Actuarial loss (gain)	946	779	(27)	(26)
Prior service income	(31)	(79)	—	—
Settlement cost	—	320	—	—
Total net periodic benefit income	$(281)	$(1,194)	$(15)	$(17)

	Pension Benefits		Other Postretirement Benefits
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Service cost	$3,767	$5,358	$—	$—
Interest cost	10,905	8,994	36	27
Expected return on assets	(18,265)	(21,005)	—	—
Amortization of:
Actuarial loss (gain)	2,840	2,343	(82)	(78)
Prior service income	(94)	(237)	—	—
Settlement cost	—	320	—	—
Total net periodic benefit income	$(847)	$(4,227)	$(46)	$(51)

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

Non-Qualified Restoration Plan Liabilities

In 2023, the Company adopted a non-qualified restoration deferred compensation plan (the “Restoration Plan”) for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  Upon the initial contribution to the Restoration Plan, which is expected to be in January 2024, the plan assets and liabilities will fluctuate with the returns on the investment funds.  The deferrals will be held in a separate trust, which will be established by the Company to administer the Restoration Plan.  The assets of the trust will be subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  The liabilities of the Restoration Plan are presented in other accrued expenses in the condensed consolidated balance sheet as of October 28, 2023.

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at October 28, 2023, October 29, 2022 and January 28, 2023.  During the thirty-nine weeks ended October 28, 2023 and October 29, 2022, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
October 28, 2023:
Non-qualified deferred compensation plan assets	$8,908	$8,908	$—	$—
Non-qualified deferred compensation plan liabilities	(8,908)	(8,908)	—	—
Non-qualified restoration plan liabilities	(173)	(173)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,547)	(1,547)	—	—
Restricted stock units for non-employee directors	(2,057)	(2,057)	—	—
October 29, 2022:
Non-qualified deferred compensation plan assets	7,769	7,769	—	—
Non-qualified deferred compensation plan liabilities	(7,769)	(7,769)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,805)	(1,805)	—	—
Restricted stock units for non-employee directors	(2,220)	(2,220)	—	—
January 28, 2023:
Non-qualified deferred compensation plan assets	7,890	7,890	—	—
Non-qualified deferred compensation plan liabilities	(7,890)	(7,890)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,662)	(1,662)	—	—
Restricted stock units for non-employee directors	(2,028)	(2,028)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $559.0 million and $564.6 million at October 28, 2023 and October 29, 2022, respectively, were assessed for indicators of impairment.  This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores, and in the thirty-nine weeks ended October 29, 2022, capitalized software.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Long-Lived Asset Impairment Charges
Famous Footwear	$175	$—	$589	$419
Brand Portfolio	—	—	—	1,560
Total long-lived asset impairment charges	$175	$—	$589	$1,979

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The fair values of the borrowings under revolving credit agreement of $222.0 million and $364.5 million as of October 28, 2023 and October 29, 2022, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 23.5% and 26.2% for the thirteen weeks ended October 28, 2023 and October 29, 2022, respectively.  The higher effective tax rate for the third quarter of 2022 was driven by an increase in permanent adjustments, primarily the non-deductible portion of executive compensation.

The Company’s consolidated effective tax rates were 24.1% and 25.7% for the thirty-nine weeks ended October 28, 2023 and October 29, 2022, respectively.  The lower effective tax rate for the thirty-nine weeks ended October 28, 2023 was driven by discrete tax benefits of $0.9 million, primarily related to the Company’s share-based compensation.

As of October 28, 2023, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through October 28, 2023 were $34.0 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at October 28, 2023 is $9.4 million, of which $8.4 million is recorded within other liabilities and $1.0 million is recorded within other accrued expenses.  Of the total $9.4 million reserve, $4.8 million is for off-site remediation and $4.6 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $13.2 million as of October 28, 2023.  The Company expects to spend approximately $0.6 million in 2023, $0.1 million in each of the following four years and $12.2 million in the aggregate thereafter related to the on-site remediation.

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

Known Trends Impacting Our Business

Macroeconomic Environment

Macroeconomic factors, including, among others, inflation, the rising interest rate environment, increasing real estate costs, higher consumer debt levels, the end to the student loan repayment pause, and fears of a recession continued to impact consumer discretionary spending and our financial results during the third quarter of 2023.  We continued to experience lighter consumer traffic in our retail stores during the third quarter, resulting in lower net sales.  While we believe that the structural changes we’ve implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends may continue to adversely impact our financial results in the future.  To mitigate the impact of these macroeconomic factors, we began initiating expense reduction initiatives in the first quarter of 2023, which resulted in savings beginning in the second quarter.  These actions, which included eliminating open corporate positions, reducing non-merchandise procurement costs and integrating our Blowfish Malibu office and information systems into the St. Louis infrastructure, are expected to result in additional savings for the remainder of 2023 and into 2024.  We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Financial Highlights

Highlights of our consolidated and segment results for the third quarter of 2023 and 2022 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	October 28, 2023	October 29, 2022	Change (1)
Consolidated net sales	$761.9	$798.3	($36.4)	(4.6)%
Famous Footwear segment net sales	$449.8	$482.0	($32.2)	(6.7)%
Famous Footwear comparable sales % change	(6.9)%	(0.8)%	n/m	n/m
Brand Portfolio segment net sales	$320.8	$323.2	($2.4)	(0.8)%
Gross profit	$340.4	$339.9	$0.5	0.1%
Gross margin	44.7%	42.6%	n/m	210 bps
Operating earnings	$64.4	$53.8	$10.6	19.6%
Diluted earnings per share	$1.32	$1.08	$0.24	22.2%
(1)	n/m – not meaningful

The following items should be considered in evaluating the comparability of our third quarter results in 2023 and 2022:

●	Expense reduction initiatives – As further discussed in Note 5 to the condensed consolidated financial statements, during the third quarter of 2023, we incurred costs of approximately $2.3 million ($1.7 million on an after-tax basis, or $0.05 per diluted share) associated with the expense reduction initiatives we began initiating at the end of the first quarter of 2023. These expense reduction initiatives will continue in the fourth quarter of 2023 and are expected to result in additional costs of approximately $3 million, or $0.06 per diluted share.

●	Organizational changes – During the third quarter of 2022, we incurred costs of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) related to a CFO transition at our corporate headquarters. Refer to Note 5 to the condensed consolidated financial statements for further discussion of these charges.

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$761.9	100.0%	$798.3	100.0%	$2,120.2	100.0%	$2,271.7	100.0%
Cost of goods sold	421.5	55.3%	458.4	57.4%	1,163.0	54.9%	1,268.0	55.8%
Gross profit	340.4	44.7%	339.9	42.6%	957.2	45.1%	1,003.7	44.2%
Selling and administrative expenses	273.7	35.9%	283.2	35.5%	789.6	37.2%	812.3	35.8%
Restructuring and other special charges, net	2.3	0.3%	2.9	0.4%	3.9	0.2%	2.9	0.1%
Operating earnings	64.4	8.5%	53.8	6.7%	163.7	7.7%	188.5	8.3%
Interest expense, net	(4.5)	(0.6)%	(4.0)	(0.5)%	(15.3)	(0.7)%	(8.9)	(0.4)%
Other income, net	1.6	0.2%	3.0	0.4%	4.7	0.2%	9.6	0.4%
Earnings before income taxes	61.5	8.1%	52.8	6.6%	153.1	7.2%	189.2	8.3%
Income tax provision	(14.5)	(1.9)%	(13.8)	(1.7)%	(36.9)	(1.7)%	(48.7)	(2.1)%
Net earnings	47.0	6.2%	39.0	4.9%	116.2	5.5%	140.5	6.2%
Net earnings (loss) attributable to noncontrolling interests	0.1	0.0%	(0.2)	(0.0)%	0.6	0.0%	(0.4)	(0.0)%
Net earnings attributable to Caleres, Inc.	$46.9	6.2%	$39.2	4.9%	$115.6	5.5%	$140.9	6.2%

Net Sales

Net sales decreased $36.4 million, or 4.6%, to $761.9 million for the third quarter of 2023, compared to $798.3 million for the third quarter of 2022, driven by a $32.2 million, or 6.7%, decline in net sales for our Famous Footwear segment, reflecting lower consumer traffic in our retail stores and the challenging macroeconomic environment.  Comparable sales for Famous Footwear were down 6.9%.  Despite softening consumer demand trends, our kids category, which is a key differentiator for Famous Footwear, remained strong during the third quarter of 2023, as families prioritized purchases of kids’ footwear during the back-to-school selling season.  We experienced weakness in the athletics and boots categories during the quarter.  Net sales of our Brand Portfolio segment decreased $2.4 million, or 0.8%, during the third quarter of 2023, compared to the third quarter of 2022.  Our e-commerce sales increased during the quarter, while wholesale shipments were lower.  Many of our wholesale customers continued to tightly manage inventory levels and moderate purchases, which contributed to the decrease in wholesale net sales compared to the prior year.  On a consolidated basis, our direct-to-consumer sales represented approximately 73% of total net sales for the third quarter of 2023, compared to 74% in the third quarter of 2022.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with LifeStride, Dr. Scholl’s, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Net sales decreased $151.5 million, or 6.7%, to $2,120.2 million for the nine months ended October 28, 2023, compared to $2,271.7 million for the nine months ended October 29, 2022.  Net sales for our Famous Footwear segment decreased $89.6 million, or 6.9%, in the first nine months of 2023, compared to the first nine months of 2022, due in part to a decline in consumer traffic in our retail stores driven by cautious consumer spending.  Comparable sales declined 6.5% in the nine months ended October 28, 2023.  Net sales for our Brand Portfolio segment decreased $65.8 million, or 6.5% during the first nine months of 2023, compared to the first nine months of 2022, reflecting the challenging macroeconomic environment.  Despite the competitive retail landscape, we leveraged our leading speed capabilities in certain brands to drive sales of selected trending product, including casual flats, loafers, moccasins, ballerina flats and fashion sneakers.  On a consolidated basis, our direct-to-consumer sales grew to approximately 72% of total net sales for the nine months ended October 28, 2023, compared to 71% for the nine months ended October 29, 2022.

Gross Profit

Gross profit increased $0.5 million, or 0.1%, to $340.4 million for the third quarter of 2023, compared to $339.9 million for the third quarter of 2022.  As a percentage of net sales, gross profit increased to 44.7% for the third quarter of 2023, compared to 42.6% for the third quarter of 2022, driven by an increase in the Brand Portfolio segment gross margin reflecting lower inbound freight costs, lower inventory markdown requirements reflecting our improved inventory position, and higher merchandise margins.  We anticipate the trend of lower freight costs to continue for the remainder of fiscal 2023.

Gross profit decreased $46.5 million, or 4.6%, to $957.2 million for the nine months ended October 28, 2023, compared to $1,003.7 million for the nine months ended October 29, 2022, primarily reflecting lower net sales.  As a percentage of net sales, gross profit increased to 45.1% for the nine months ended October 28, 2023, compared to 44.2% for the nine months ended October 29, 2022, driven by an increase in the gross margin of our Brand Portfolio segment, partially offset by a decrease in the gross margin of our Famous Footwear segment.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $9.5 million, or 3.3%, to $273.7 million for the third quarter of 2023, compared to $283.2 million for the third quarter of 2022.  The decrease was driven by lower anticipated payments under our cash and share-based incentive compensation plans, partially offset by higher advertising expense and higher retail facilities costs.  As a percentage of net sales, selling and administrative expenses increased to 35.9% for the third quarter of 2023, from 35.5% for the third quarter of 2022, reflecting deleveraging of expenses on lower net sales.

Selling and administrative expenses decreased $22.7 million, or 2.8%, to $789.6 million for the nine months ended October 28, 2023, compared to $812.3 million for the nine months ended October 29, 2022.  The decrease was primarily due to lower anticipated payments under our cash and share-based incentive compensation plans and lower warehouse costs, partially offset by an increase in facilities costs.  As a percentage of net sales, selling and administrative expenses increased to 37.2% for the nine months ended October 28, 2023, from 35.8% for the nine months ended October 29, 2022, reflecting deleveraging of expenses on lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of approximately $2.3 million ($1.7 million on an after-tax basis, or $0.05 per diluted share) and $3.9 million ($2.9 million on an after-tax basis, or $0.08 per diluted share) for the three and nine months ended October 28, 2023, respectively, were associated with expense reduction initiatives, primarily severance.  Restructuring and other special charges of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) during the third quarter and nine months ended October 29, 2022, related to a CFO transition at our corporate headquarters.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings increased $10.6 million to $64.4 million for the third quarter of 2023, compared to $53.8 million for the third quarter of 2022, reflecting the factors described above.  As a percentage of net sales, operating earnings were 8.5% for the third quarter of 2023, compared to 6.7% for the third quarter of 2022.

Operating earnings decreased $24.8 million to $163.7 million for the nine months ended October 28, 2023, compared to $188.5 million for the nine months ended October 29, 2022, primarily reflecting lower net sales and gross profit.  As a percentage of net sales, operating earnings were 7.7% for the nine months ended October 28, 2023, compared to 8.3% for the nine months ended October 29, 2022.

Interest Expense, Net

Interest expense, net increased $0.5 million, or 12.1%, to $4.5 million for the third quarter of 2023, compared to $4.0 million for the third quarter of 2022.  Interest expense, net increased $6.4 million, or 71.5%, to $15.3 million for the nine months ended October 28, 2023, compared to $8.9 million for the nine months ended October 29, 2022.  The increases reflect higher interest expense on the revolving credit facility attributable to higher interest rates, partially offset by lower average borrowings.  The interest on our revolving credit facility is based on a variable interest rate, which has resulted in higher interest expense in the current rising interest rate environment.  While our interest expense in the fourth quarter of 2023 will continue to be adversely affected by the elevated interest rates, we expect to continue to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

Other Income, Net

Other income, net decreased $1.4 million, or 48.2%, to $1.6 million for the third quarter of 2023, compared to $3.0 million for the third quarter of 2022, primarily attributable to lower expected return on assets and higher interest costs for our pension plans.

Other income, net decreased $4.9 million, or 51.6%, to $4.7 million for the nine months ended October 28, 2023, compared to $9.6 million for the nine months ended October 29, 2022, primarily attributable to lower expected return on assets and higher interest costs for the pension plans.  Refer to Note 13 of the condensed consolidated financial statements for additional information regarding our retirement plans.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 23.5% for the third quarter of 2023, compared to 26.2% for the third quarter of 2022.  The higher effective tax rate for the third quarter of 2022 was driven by an increase in permanent adjustments, primarily due to the non-deductible portion of executive compensation.

Our consolidated effective tax rate was 24.1% for the nine months ended October 28, 2023, compared to 25.7% for the nine months ended October 29, 2022.  The lower effective tax rate was driven by discrete tax benefits of approximately $0.9 million in the nine months ended October 28, 2023, primarily related to share-based compensation.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation.  The OECD continues to release guidance and countries are implementing legislation to adopt the rules, which are expected to become effective on January 1, 2024.  The United States has not yet enacted legislation implementing Pillar Two.  We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our effective tax rate.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $46.9 million and $115.6 million for the third quarter and nine months ended October 28, 2023, respectively, compared to $39.2 million and $140.9 million for the third quarter and nine months ended October 29, 2022, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$449.8	100.0%	$482.0	100.0%	$1,213.2	100.0%	$1,302.8	100.0%
Cost of goods sold	251.0	55.8%	266.4	55.3%	663.8	54.7%	684.4	52.5%
Gross profit	198.8	44.2%	$215.6	44.7%	549.4	45.3%	$618.4	47.5%
Selling and administrative expenses	151.0	33.6%	156.3	32.4%	443.8	36.6%	446.9	34.3%
Restructuring and other special charges, net	1.2	0.2%	—	—	1.3	0.1%	—	—%
Operating earnings	$46.6	10.4%	$59.3	12.3%	$104.3	8.6%	$171.5	13.2%

Key Metrics
Comparable sales % change	(6.9)%		(0.8)%		(6.5)%		(2.5)%
Comparable sales $ change	$(32.4)		$(3.7)		$(82.4)		$(32.8)
Sales change from new and closed stores, net	$0.4		$(8.5)		$(6.1)		$(9.9)
Impact of changes in Canadian exchange rate on sales	$(0.2)		$(0.5)		$(1.1)		$(0.9)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$69		$72		$188		$194
Sales per square foot, excluding e-commerce (trailing twelve months)	$246		$250		$246		$250
Square footage (thousand sq. ft.)	5,677		5,787		5,677		5,787

Stores opened	3		4		5		4
Stores closed	2		9		16		22
Ending stores	862		876		862		876

Net Sales

Net sales of $449.8 million in the third quarter 2023 decreased $32.2 million, or 6.7%, compared to the third quarter of 2022.  Comparable sales decreased 6.9% compared to the third quarter of 2022.  The challenging macroeconomic environment continued to impact sales as traffic in our retail stores was down in the third quarter of 2023, compared to the third quarter of 2022.  Despite softening consumer demand trends, our kids category, which is a key differentiator for Famous Footwear, remained strong during the third quarter of 2023, as families prioritized purchases of kids’ footwear during the back-to-school selling season.  We achieved record-setting sales of product in this category during the back-to-school season and have made investments in the kids category to drive future growth.  We experienced lower sales of seasonal categories, particularly boots, during the quarter.  We opened three stores and closed two stores during the third quarter of 2023, resulting in 862 stores and total square footage of 5.7 million at the end of the quarter, compared to 876 stores and total square footage of 5.8 million at the end of the third quarter of 2022.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 77% of our net sales made to program members in both the third quarter of 2023 and 2022.

Net sales of $1,213.2 million in the nine months ended October 28, 2023 decreased $89.6 million, or 6.9%, compared to the nine months ended October 29, 2022, primarily due to the factors described above.  Comparable sales declined 6.5% in the nine months ended October 28, 2023, driven by a decline in consumer traffic in our retail stores.  Athletics and casual continue to be our top-selling categories.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands for the nine months ended October 28, 2023.  We opened five stores and closed 16 stores during the nine months ended October 28, 2023.  Although we anticipate the soft consumer demand and challenging macroeconomic landscape to persist in the fourth quarter of 2023, we believe that Famous Footwear is well-situated to grow its leadership position with the Millennial family.

Gross Profit

Gross profit decreased $16.8 million, or 7.8%, to $198.8 million for the third quarter of 2023, compared to $215.6 million for the third quarter of 2022, reflecting lower net sales.  As a percentage of net sales, our gross profit decreased to 44.2% for the third quarter of 2023, from 44.7% for the third quarter of 2022.

Gross profit decreased $69.0 million, or 11.2%, to $549.4 million for the nine months ended October 28, 2023, compared to $618.4 million for the nine months ended October 29, 2022, primarily due to the decrease in net sales.  As a percentage of net sales, our gross profit decreased to 45.3% for the nine months ended October 28, 2023, compared to 47.5% for the nine months ended October 29, 2022.  During the nine-months ended October 29, 2022, there were fewer markdowns and minimal clearance selling due to higher demand and a higher mix of current inventory.   During the nine-months ended October 28, 2023, we experienced a more historical mix of clearance product sold and margins on those clearance sales were in line with historical levels.

Selling and Administrative Expenses

Selling and administrative expenses decreased $5.3 million, or 3.4%, to $151.0 million for the third quarter of 2023, compared to $156.3 million for the third quarter of 2022.  The decrease was driven by lower salary and benefit expenses and distribution expense.  As a result of the softer demand, we managed most of our expense categories lower than the prior year.  As a percentage of net sales, selling and administrative expenses increased to 33.6% for the third quarter of 2023, compared to 32.4% for the third quarter of 2022, reflecting deleveraging of expenses on lower net sales.

Selling and administrative expenses decreased $3.1 million, or 0.7%, to $443.8 million for the nine months ended October 28, 2023, compared to $446.9 million for the nine months ended October 29, 2022.  The decrease was driven by lower salary and benefits expenses, lower distribution expenses and lower advertising expenses.  These decreases were partially offset by higher facilities costs, including depreciation expense, as we continued to invest in store remodels.  As a percentage of net sales, selling and administrative expenses increased to 36.6% for the nine months ended October 28, 2023, compared to 34.3% for the nine months ended October 29, 2022, reflecting deleveraging of expenses on lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $1.2 million and $1.3 million for the three and nine months ended October 28, 2023, respectively, were associated with expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the nine months ended October 29, 2022.

Operating Earnings

Operating earnings decreased $12.7 million to $46.6 million for the third quarter of 2023, compared to $59.3 million for the third quarter of 2022, primarily reflecting lower sales and gross profit, as described above.  As a percentage of net sales, operating earnings were 10.4% for the third quarter of 2023, compared to 12.3% for the third quarter of 2022.

Operating earnings decreased $67.2 million to $104.3 million for the nine months ended October 28, 2023, compared to $171.5 million for the nine months ended October 29, 2022.  As a percentage of net sales, operating earnings were 8.6% for the nine months ended October 28, 2023, compared to 13.2% for the nine months ended October 29, 2022.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$320.8	100.0%	$323.2	100.0%	$947.2	100.0%	$1,013.0	100.0%
Cost of goods sold	180.6	56.3%	200.8	62.1%	539.1	56.9%	627.2	61.9%
Gross profit	140.2	43.7%	122.4	37.9%	408.1	43.1%	385.8	38.1%
Selling and administrative expenses	101.1	31.5%	100.1	31.0%	298.7	31.5%	292.7	28.9%
Restructuring and other special charges, net	0.9	0.3%	—	—%	1.7	0.2%	—	—%
Operating earnings	$38.2	11.9%	$22.3	6.9%	$107.7	11.4%	$93.1	9.2%

Key Metrics
Direct-to-consumer (% of net sales) (1)	34%		34%		33%		30%
Change in wholesale net sales ($)	$(4.9)		$13.0		$(74.5)		$197.2
Change in retail net sales ($)	$2.5		$9.7		$8.7		$26.0
Unfilled order position at end of period	$243.9		$286.8

Sales per square foot, excluding e-commerce (trailing twelve months) (2)	$1,191		$1,047		$1,191		$1,047
Square footage (thousands sq. ft.) (2)	99		104		99		104

North America stores:
Stores opened	1		—		3		1
Stores closed	—		3		4		8
Ending stores - North America	62		63		62		63
Ending stores - China	34		26		34		26
Ending stores - Total Brand Portfolio	96		89		96		89
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.
(2)	These metrics exclude the retail operations of our joint venture in China. Refer to Note 1 to the condensed consolidated financial statements for further discussion of the joint venture.

Net Sales

Net sales of $320.8 million in the third quarter of 2023 decreased $2.4 million, or 0.8%, compared to the third quarter of 2022.  The modest decrease in our net sales was a result of the challenging consumer environment that we are currently experiencing.  Our e-commerce sales increased during the quarter, while wholesale shipments were lower.  Net sales from our owned e-commerce business increased approximately 4.7% during the third quarter of 2023.  Our key categories of casual shoes and sneakers both experienced gains in the third quarter of 2023 compared to the third quarter of 2022, as the consumer continued to navigate toward newness in non-seasonal categories, including casual flats, loafers, moccasins, ballerina flats and fashion sneakers.  The gains in these categories were offset by sales weakness in our boots category.  We opened one store in the United States during the third quarter of 2023, resulting in a total of 62 stores and total square footage of 0.1 million, compared to 63 stores and total square footage of 0.1 million at the end of the third quarter of 2022.  In addition, we continued to expand our retail store presence in China by opening one new store, resulting in a total of 34 stores, compared to 26 stores at the end of the third quarter of 2022.

Net sales decreased $65.8 million, or 6.5%, to $947.2 million for the nine months ended October 28, 2023, compared to $1,013.0 million for the nine months ended October 29, 2022, reflecting the challenging macroeconomic environment and competitive retail landscape described above.  Despite the competitive retail landscape, we have leveraged our leading speed capabilities to drive sales of selected trending product.  Speed is a key differentiator for the Brand Portfolio segment, as we are generally able to restock product that is part of the speed program within three months or less to align with consumer demand.  We continue to experience growth in our owned e-commerce business, which increased 4.7% in the nine months ended October 28, 2023, compared to the nine months ended October 29, 2022.

Our unfilled order position for our wholesale sales decreased $42.9 million, or 15.0%, to $243.9 million at October 28, 2023, compared to $286.8 million at October 29, 2022.  The decrease in our backlog order levels compared to last year reflects more conservative ordering patterns by our wholesale customers as they manage their inventory levels in response to soft consumer demand and consumers buying closer to need.

Gross Profit

Gross profit increased $17.8 million, or 14.5%, to $140.2 million for the third quarter of 2023, compared to $122.4 million for the third quarter of 2022.  As a percentage of net sales, our gross profit increased to 43.7% for the third quarter of 2023, compared to 37.9% for the third quarter of 2022, reflecting lower inbound freight costs, lower inventory markdown requirements reflecting our improved inventory position, and higher merchandise margins.

Gross profit increased $22.3 million, or 5.8%, to $408.1 million for the nine months ended October 28, 2023, compared to $385.8 million for the nine months ended October 29, 2022, reflecting lower inventory markdowns, lower inbound freight costs, higher merchandise margins and higher average prices in our retail operations.  As a percentage of net sales, our gross profit increased significantly to 43.1% for the nine months ended October 28, 2023, compared to 38.1% for the nine months ended October 29, 2022.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.0 million, or 1.0%, to $101.1 million for the third quarter of 2023, compared to $100.1 million for the third quarter of 2022.  The increase was primarily due to higher marketing expenses, partially offset by lower salary and benefits expenses.  As a percentage of net sales, selling and administrative expenses increased to 31.5% for the third quarter of 2023, compared to 31.0% for the third quarter of 2022.

Selling and administrative expenses increased $6.0 million, or 2.0%, to $298.7 million for the nine months ended October 28, 2023, compared to $292.7 million for the nine months ended October 29, 2022.  The increase was driven by higher marketing expenses and higher facilities costs, partially offset by lower salary and benefits expenses and lower logistics costs.  As a percentage of net sales, selling and administrative expenses increased to 31.5% for the nine months ended October 28, 2023, compared to 28.9% for the nine months ended October 29, 2022, reflecting deleveraging of expenses over lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.9 million and $1.7 million for the three and nine months ended October 28, 2023, respectively, were associated with expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the nine months ended October 29, 2022.

Operating Earnings

Operating earnings increased to $38.2 million for the third quarter of 2023, from $22.3 million for the third quarter of 2022, as a result of the factors described above.  As a percentage of net sales, operating earnings were 11.9% for the third quarter of 2023, compared to 6.9% in the third quarter of 2022.

Operating earnings increased to $107.7 million for the nine months ended October 28, 2023, compared to $93.1 million for the nine months ended October 29, 2022, as a result of the factors described above.  As a percentage of net sales, operating earnings were 11.4% for the nine months ended October 28, 2023, compared to 9.2% in the nine months ended October 29, 2022.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(8.6)	100.0%	$(6.9)	100.0%	$(40.2)	100.0%	$(44.2)	100.0%
Cost of goods sold	(10.0)	116.3%	(8.8)	127.6%	(39.9)	99.2%	(43.6)	98.7%
Gross profit	1.4	(16.3)%	1.9	(27.6)%	(0.3)	0.8%	(0.6)	1.3%
Selling and administrative expenses	21.5	(248.9)%	26.7	(385.4)%	47.1	(117.3)%	72.6	(164.3)%
Restructuring and other special charges, net	0.3	(3.3)%	2.9	(42.0)%	0.9	(2.1)%	2.9	(6.6)%
Operating loss	$(20.4)	235.9%	$(27.7)	399.8%	$(48.3)	120.2%	$(76.1)	172.2%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $8.6 million for the third quarter of 2023 is $1.7 million, or 24.7%, higher than the third quarter of 2022 reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear.  The net sales elimination of $40.2 million for the nine months ended October 28, 2023 is $4.0 million, or 9.1%, lower than the nine months ended October 29, 2022 reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $5.2 million, to $21.5 million in the third quarter of 2023, compared to $26.7 million for the third quarter of 2022.  Selling and administrative expenses decreased $25.5 million, to $47.1 million for the nine months ended October 28, 2023, compared to $72.6 million for the nine months ended October 29, 2022.  These decreases primarily reflect lower anticipated payments under our cash and share-based incentive compensation and other employee benefits.

Restructuring and other special charges of $0.3 million and $0.9 million for the three and nine months ended October 28, 2023, respectively, were associated with expense reduction initiatives at our corporate headquarters.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  Restructuring and other special charges of $2.9 million for the nine months ended October 29, 2022 were associated with a CFO transition at our corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

Total debt obligations of $222.0 million at October 28, 2023 decreased $142.5 million, from $364.5 million at October 29, 2022, and decreased $85.5 million, from $307.5 million at January 28, 2023.  Net interest expense for the third quarter of 2023 increased $0.5 million to $4.5 million, compared to $4.0 million for the third quarter of 2022, primarily due to higher interest rates.  This increase was partially offset by lower average borrowings under our revolving credit agreement.  The interest on our revolving credit facility is based on a variable rate, which has resulted in higher interest expense in the current rising interest rate environment.  While our interest expense in the fourth quarter of 2023 will continue to be adversely affected by the elevated interest rates, we expect to continue to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

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

At October 28, 2023, we had $222.0 million in borrowings and $10.6 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $267.4 million at October 28, 2023.  We were in compliance with all covenants and restrictions under the Credit Agreement as of October 28, 2023.

Working Capital and Cash Flow

	Thirty-Nine Weeks Ended
($ millions)	October 28, 2023	October 29, 2022	Change
Net cash provided by operating activities	$157.2	$46.3	$110.9
Net cash used for investing activities	(37.4)	(45.4)	8.0
Net cash (used for) provided by financing activities	(119.5)	1.9	(121.4)
Effect of exchange rate changes on cash and cash equivalents	(0.0)	(0.1)	0.1
Increase in cash and cash equivalents	$0.3	$2.7	$(2.4)

Reasons for the major variances in cash provided (used) in the table above are as follows:

Cash provided by operating activities was $110.9 million higher in the nine months ended October 28, 2023 as compared to the nine months ended October 29, 2022, primarily reflecting the following factors:

●	An increase in trade accounts payable during the thirty-nine weeks ended October 28, 2023, compared to a decrease during the thirty-nine weeks ended October 29, 2022, reflecting higher inventory purchases;
●	A decrease in inventory during the thirty-nine weeks ended October 28, 2023, compared to an increase during the thirty-nine weeks ended October 29, 2022, due in part to lower inventory primarily within our Brand Portfolio segment, as we aggressively managed product receipts in the current year; partially offset by
●	Lower net earnings in the thirty-nine weeks ended October 28, 2023, compared to the thirty-nine weeks ended October 29, 2022,
●	A smaller increase in net income taxes payable during the thirty-nine weeks ended October 28, 2023, compared to the thirty-nine weeks ended October 29, 2022; and
●	A larger decrease in accrued expenses and other liabilities during the thirty-nine weeks ended October 28, 2023, compared to the thirty-nine weeks ended October 29, 2022, due in part to lower anticipated payments under our cash-based incentive compensation plans.

Cash used for investing activities was $8.0 million lower for the thirty-nine weeks ended October 28, 2023 as compared to the thirty-nine weeks ended October 29, 2022, reflecting lower capital expenditures.  Our expected purchases of property and equipment and capitalized software to be approximately $50 million in 2023, compared to $64.0 million in 2022.

Cash used for financing activities was $121.4 million higher for the nine months ended October 28, 2023 as compared to the nine months ended October 29, 2022, primarily due to net repayments on our revolving credit agreement of $85.5 million in the nine months ended October 28, 2023, compared to net borrowings of $74.5 million in the comparable period in 2022.  In addition, the issuance of common stock under share-based plans was $5.2 million higher in the nine months ended October 28, 2023, compared to the nine months ended October 29, 2022.  These increases were partially offset by a $45.8 million decrease in repurchases of our common stock under our share repurchase programs during the nine months ended October 28, 2023, compared to the nine months ended October 29, 2022.

A summary of key financial data and ratios at the dates indicated is as follows:

	October 28, 2023	October 29, 2022	January 28, 2023
Working capital ($ millions) (1)	$(5.0)	$(117.8)	$(79.7)
Current ratio (2)	0.99:1	0.89:1	0.91:1
Debt-to-capital ratio (3)	29.9%	47.3%	41.9%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at October 28, 2023 was a deficit of $5.0 million, which was an improvement of $112.8 million and $74.7 million from October 29, 2022 and January 28, 2023, respectively.  The increase in working capital from October 29, 2022 primarily reflects lower accrued expenses and trade accounts payable, partially offset by lower inventory.  The increase in working capital from January 28, 2023 primarily reflects lower accrued expenses and higher accounts receivable, partially offset by higher trade accounts payable and lower inventory.  Our current ratio was 0.99:1 as of October 28, 2023, compared to 0.89:1 at October 29, 2022 and 0.91:1 at January 28, 2023.  Our debt-to-capital ratio was 29.9% as of October 28, 2023, compared to 47.3% as of October 29, 2022 and 41.9% at January 28, 2023.

We declared and paid dividends of $0.07 per share in the third quarter of both 2023 and 2022.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of October 28, 2023, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2023:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
July 30, 2023 - August 26, 2023	—	$—	—	5,604,379

August 27, 2023 - September 30, 2023	818	28.88	—	5,604,379

October 1, 2023 - October 28, 2023	73	27.34	—	5,604,379
Total	891	$28.75	—	5,604,379
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards.
(2)	On September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the repurchase of 5,000,000 shares of our outstanding common stock. In addition, on March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of an additional 7,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions. During the thirteen and thirty-nine weeks ended October 28, 2023, the Company repurchased zero and 763,000 shares, respectively, under the 2022 Program. During the thirteen and thirty-nine weeks ended October 29, 2022, the Company repurchased 838,025 and 2,622,845 shares, respectively, under these programs. As of October 28, 2023, there were 5,604,379 shares authorized to be repurchased under the 2022 Program. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

On October 11, 2023, John W. Schmidt, President, Chief Executive Officer and Director, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934.  Mr. Schmidt’s Rule 10b5-1 Plan provides for the sale of up to 76,000 shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan.  The Rule 10b5-1 Plan expires on July 12, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

No other director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K, during the thirteen weeks ended October 28, 2023.

ITEM 6    EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 1, 2020.
3.2		Bylaws of the Company as amended through March 9, 2023, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed March 15, 2023.
10.1*	†	Caleres, Inc. Nonqualified Restoration Plan, filed herewith.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH	†	iXBRL Taxonomy Extension Schema Document
101.CAL	†	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	†	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	iXBRL Taxonomy Presentation Linkbase Document
101.DEF	†	iXBRL Taxonomy Definition Linkbase Document
104	†	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*  Denotes management contract or compensatory plan arrangements.

†  Denotes exhibit is filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: December 5, 2023	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer