Form 10-K
period 2024-02-03
CALERES INC
filed 2024-04-02
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

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

The aggregate market value of the stock held by non-affiliates of the registrant as of July 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $892.2 million.

As of March 1, 2024, 35,150,019 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2024.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of April 2, 2024, unless otherwise specified.

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

PART I

ITEM 1BUSINESS

Caleres, Inc. (the "Company"), originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company that operates retail shoe stores and e-commerce websites, and designs, develops, sources, manufactures and distributes footwear for people of all ages.  Our mission is to inspire people to feel great...feet first.  We meet consumers where they want to shop, whether in-store or online.  We employ our “One Caleres” capabilities – design, sourcing, speed and marketing, working in unison to accelerate growth.

The Company’s business operations are organized into two reportable segments—Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of our Famous Footwear retail stores, famousfootwear.com and famousfootwear.ca.  The Famous Footwear segment operated 860 stores at the end of 2023, selling primarily branded footwear for the entire family.  The Brand Portfolio segment offers retailers and consumers a carefully cultivated portfolio of leading brands.  This segment is comprised of wholesale operations that designs, develops, sources, manufactures, markets and distributes branded, licensed and private-label footwear primarily to online retailers, national chains, department stores, independent retailers and mass merchandisers, as well as Company-owned Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds stores and e-commerce businesses.  It also includes the Sam Edelman, Naturalizer and Allen Edmonds retail stores, including 62 stores in the United States and 36 stores in East Asia at the end of 2023, and the e-commerce businesses for our Company-owned brands.

Our net sales are comprised of four major categories: women’s footwear, men’s footwear, children’s footwear and clothing and accessories.  The percentage of net sales attributable to each category is as follows:

	2023	2022	2021
Women's footwear	61%	61%	59%
Men's footwear	21%	22%	24%
Children's footwear	12%	11%	11%
Clothing and accessories	6%	6%	6%

FAMOUS FOOTWEAR

Our Famous Footwear segment, which is one of America’s leading family-branded footwear retailers, was founded on a simple idea: that everyone deserves to feel the joy that comes from a new pair of shoes.  Famous Footwear employs an omni-channel approach to reach consumers wherever they want to shop, including our e-commerce channel through famousfootwear.com and famousfootwear.ca, as well as 860 Famous Footwear retail store locations.

We seek to meet the needs of the millennial family and others by providing an assortment of trend-right, brand-name fashion, casual and athletic footwear at a great price.  Brands carried at Famous Footwear include Nike, Skechers, Crocs, adidas, Converse, Vans, HeyDude, Puma, Birkenstock, New Balance, Bearpaw, Under Armour, Dr. Martens, Asics and Timberland, among others, as well as company-owned and licensed brands including Dr. Scholl’s Shoes, LifeStride, Naturalizer and Blowfish Malibu.  Our Company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 5% of the Famous Footwear segment’s net sales. We work closely with our vendors to provide consumers with fresh product and, in some cases, product exclusively designed for and available only at Famous Footwear.  Famous Footwear’s retail price points typically range from $20 for shoes to $300 for boots.  We believe we have strong relationships with our significant branded footwear suppliers, but the loss of any one or more key suppliers could have a material impact on our Famous Footwear segment and the Company.

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

Famous Footwear also has an extensive customer loyalty program, Famously You Rewards (“Rewards”), which informs and rewards members with free shipping and bonus points for purchases, product previews, incentives based upon purchase continuity and other periodic promotional offers.  Our Famous Footwear websites allow members of Rewards to view their points status and purchase history, manage profile settings and engage further with the brand.  Famous Footwear’s mobile app also serves as a hub for Rewards members to shop, find local stores, redeem Rewards certificates and learn about the newest products, latest trends and hottest deals.

Our Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in 49 states, Canada and Guam.  The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2023	2022	2021
Strip centers	562	566	582
Outlet malls	165	171	175
Regional malls	133	136	137
Total	860	873	894

We anticipate that our retail store count in 2024 will be approximately flat to the ending store count for 2023.  New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores. While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

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

Famous Footwear’s marketing programs include e-commerce advertising, television advertising, digital marketing and social media, direct mail and in-store advertisements, all of which are designed to further develop and reinforce the Famous Footwear brand and strengthen our connection with consumers.  We believe the success of our marketing campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns.  In 2023, we spent approximately $59.0 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers.

BRAND PORTFOLIO

Our Brand Portfolio segment offers consumers and retailers a portfolio of leading footwear brands.  We design, develop, source, manufacture, market and distribute our branded footwear for women, men and kids at a variety of price points.  Certain of our branded footwear products are sold under brand names that are owned by the Company and others are developed pursuant to licensing agreements.  Our Brand Portfolio segment also sells footwear on a direct-to-consumer basis through our branded retail stores and e-commerce businesses, including our brand websites.

Portfolio of Brands

The following is a listing of our owned brands and licensed products:

Sam Edelman: The Sam Edelman brand, which is celebrating its 20th anniversary in 2024, has been synonymous with aspirational luxury and on-trend style since 2004.  Inspired by timeless American elegance, designer Sam Edelman’s innate understanding of the consumer translates conceptually into a modern lifestyle informed by rich heritage, creativity, and innovation.  Beyond its iconic footwear, Sam Edelman offers an ever-expanding range of product categories to fit the customer’s lifestyle, including dresses, ready-to-wear, outerwear, denim, handbags, belts, hosiery and children’s shoes.  The full range of Sam Edelman products is sold through Sam Edelman retail stores and online at samedelman.com and

samedelman.ca, in addition to department stores, national chains and independent retailers around the world with suggested retail prices ranging from $100 to $300.  Beyond the Sam Edelman brand, designer Sam Edelman created contemporary lifestyle brand, Circus NY (“Circus”) by Sam Edelman.  Circus offers a growing assortment of product categories, including denim and sunglasses, primarily sold online at circusny.com and in top contemporary wholesale and e-commerce retailers at suggested retail price points from $60 to $150.  Sam Edelman relaunched Sam & Libby for the spring of 2024 with a fresh take on the namesake brand.  Sam & Libby will be available in department stores and specialty retailers across the United States at suggested retail prices from $50 to $110.

Naturalizer: Since 1927, Naturalizer has put women first. As the first brand ever to design shoes to the contours of a woman’s foot, the brand is known for crafting beautiful, modern styles that look and feel exceptional, inside and out.  Naturalizer’s legendary emphasis on fit and elegant simplicity launched a brand that became known as “the shoe with the beautiful fit.”  The brand’s mission of inclusivity supports the vision to have every woman in Naturalizer shoes.  The Naturalizer brand is sold primarily at national chains, online retailers, online at naturalizer.com and naturalizer.ca, department stores, independent retailers and its flagship retail store.  Naturalizer footwear is also distributed through wholesale partners in 34 countries around the world and approximately 45 retail stores.  In 2024, Naturalizer plans to re-enter China with its newly created global flagship store design, as well as a digital relaunch.  Suggested retail price points range from $79 for shoes to $265 for boots.

Vionic: In 2018, we acquired Vionic to expand our access to the growing contemporary comfort footwear category.  Vionic is dedicated to harnessing science, ingenuity and input from medical professionals and athletes to make shoes that bring balance to our lives.  The fusion between dynamic movement and grounded stability is how our exclusive Vio Motion Technology solves whole body balance.  Featuring a wide range of silhouettes, premium materials and thoughtful design for women and men, Vionic offers the style you want with the comfort you crave across a vast selection of fashion sneakers, casual and dress options, all-weather boots, sandals and slippers.  The brand is sold online, through independent retailers, television, department stores, national chains and specialty retailers for suggested retail price points from $40 for shoes to $250 for boots.

Allen Edmonds: In 2016, we acquired Allen Edmonds to increase our penetration in men’s footwear.  Allen Edmonds, founded in 1922, is a brand of premium men’s footwear, apparel, leather goods and accessories, built on its United States manufacturing heritage.  Allen Edmonds products are available at our 57 Allen Edmonds stores in the United States, including eight Port Washington Studio stores, online at allenedmonds.com and allenedmonds.ca and at select retailers worldwide.  Suggested retail price points range from $245 for shoes to $950 for boots.

Dr. Scholl’s Shoes:  Inspired by its founder, Dr. William Scholl, Dr. Scholl’s Shoes remains forever passionate about creating iconic, effortless footwear for a healthy life.  In 2024, the brand is celebrating its 100th anniversary, marked by when Dr. William Scholl opened his first comfort foot shop in 1924.  The brand became a fashion icon in 1959 with the debut of the Original Wooden Exercise Sandal worn by fashion icons across decades.  Dr. Scholl’s Shoes continues its legacy of iconic fashion and innovative comfort today. This footwear reaches consumers at a wide range of distribution channels, including national chains, department stores, mass merchandisers, online, including drschollshoes.com, our Famous Footwear retail stores and independent retailers.  Suggested price points range from $50 for shoes to $190 for boots.  We have a long-term license agreement to sell Dr. Scholl’s Shoes in the United States, Canada and Latin America.

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

Franco Sarto:  Since 1990, Franco Sarto has embodied timeless, wearable styles inspired by the craft and design of Italian footwear.  Today, designed in Italy by Creative Director, Gionata Pagni, this still holds true.  The brand is sold in major national chains, online, including francosarto.com, department stores, specialty retailers, our Famous Footwear retail stores and independent retailers at suggested retail price points from $99 for shoes to $290 for boots.

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

Rykä: For over 30 years, Rykä has been innovating athletic footwear exclusively for a woman’s foot.  Rykä offers footwear to serve her needs for walking, running and hiking, along with lifestyle trends.  The brand is distributed through national chains, online retailers, including ryka.com, independent retailers, department stores, specialty retailers and our Famous Footwear retail stores at suggested retail price points from $80 to $145.

Vince: The Vince women’s shoe collection launched in 2012 and was expanded in 2014 to include the Vince men’s footwear collection.  Vince creates elevated yet understated pieces for every day. The brand is primarily sold in premier department stores, online, national chains and specialty retailers at suggested price points from $330 for shoes to $595 for tall boots.  We have a license agreement with Vince, LLC to sell Vince footwear through January 2025.

Bzees: Bzees is a comfort brand of machine washable women’s footwear designed to make you feel weightless, energized and free.  Beginning in mid-2024, Bzees will be sold under the LifeStride brand as Bzees for LifeStride. The brand is distributed through national chains, department stores, online retailers including bzees.com, independent retailers, specialty retailers and our Famous Footwear retail stores at suggested retail price points from $80 for shoes to $130 for boots.

Veronica Beard: In 2020, we began an exclusive partnership with the American ready-to-wear brand, Veronica Beard, to produce the women’s footwear collection.  The Veronica Beard collection includes styles that strike the balance between cool and classic, taking the consumer from day to night and work to weekend.  The brand is distributed through domestic wholesale partners carrying Veronica Beard ready-to-wear and independent footwear retailers at suggested retail price points ranging from $295 for shoes to $695 for boots.  We have a license agreement to sell footwear through December 2024.

Wholesale

Within our Brand Portfolio segment, our brands are designed, sourced and distributed on a wholesale basis to approximately 3,600 retailers, including online retailers, national chains, department stores, independent retailers and mass merchandisers throughout the United States and Canada, as well as approximately 65 other countries (including sales to our retail operations).  Our most significant customers include Famous Footwear and many of the nation’s largest retailers, including online retailers such as Amazon.com, Nordstrom.com, Macys.com and Zappos.com; national chains such as Nordstrom Rack, DSW, TJX Corporation (including TJ Maxx and Marshalls), Kohl’s and Ross Stores; department stores such as Nordstrom, Macy’s and Dillard’s; mass merchandisers such as Walmart; and independent retailers such as Qurate Retail Group, which operates QVC and Home Shopping Network.  Many of these wholesale customers also sell our products through their own websites.  In these arrangements, orders are typically fulfilled on a drop-ship basis from our logistics network.  We also sell product to a variety of international retail customers and distributors.

Our Brand Portfolio segment sold approximately 35.2 million pairs of shoes on a wholesale basis during 2023.  Products sold under license agreements accounted for approximately 13% of the sales of the Brand Portfolio segment in both 2023 and 2021 and 12% of the segment’s sales in 2022.  Caleres also receives license revenue from third parties related to certain owned brands, for use in connection with other brand-enhancing non-footwear product categories.

The strategic initiatives we have implemented in recent years continue to drive profitable growth.  Our Edit to Win initiative drives more volume through fewer SKUs.  In addition, our speed program allows us to reduce both inventory risks and markdowns by aligning inventory with consumer demand to drive sales productivity.  Approximately 20% of our inventory receipts were sourced through speed programs during 2023 and we anticipate continued growth for 2024.

Direct-to-Consumer

Our Brand Portfolio segment includes the operation of several e-commerce websites, including naturalizer.com, naturalizer.ca, naturalizer.co.uk, vionicshoes.com, samedelman.com, samedelman.ca, samedelman.co.uk,

allenedmonds.com, allenedmonds.ca, drschollsshoes.com, lifestride.com, francosarto.com, ryka.com, bzees.com and zodiacshoes.com, which offer substantially the same product selection to consumers as we sell to our wholesale customers.  Vince.com, blowfishshoes.com, and veronicabeard.com complement our distribution of those brands.  References to our website addresses do not constitute incorporation by reference of the information contained on the websites and the information contained on the websites is not part of this report.

We also operate retail stores for certain brands, including Allen Edmonds, Sam Edelman and Naturalizer.  The number of our owned Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2023	2022	2021
Allen Edmonds	57	56	61
Sam Edelman	39	34	23
Naturalizer	2	2	2
Total	98	92	86

At the end of 2023, we operated 57 Allen Edmonds stores in the United States, each averaging approximately 1,530 square feet.  We expect to open approximately six new Allen Edmonds stores and close approximately four stores in 2024, as we continue to align our real estate and e-commerce strategies.  At the end of 2023, we operated four Sam Edelman stores in the United States, each averaging approximately 2,300 square feet, and 35 stores in East Asia.  We anticipate expanding our Sam Edelman presence in East and Southeast Asia in 2024 with the opening of approximately 25 new stores.  After closing the majority of our Naturalizer retail stores at the beginning of 2021, we ended the year with one flagship Naturalizer store in the United States and one store in China.  We anticipate expanding our Naturalizer presence in East Asia in 2024 with the opening of approximately 10 new stores.  In addition to our owned Brand Portfolio retail stores, there are 100 branded stores that are owned by third parties and are operated internationally through distributor, licensed or franchise agreements.

Marketing

Over the last few years, we’ve been building a “One Caleres” marketing ecosystem.  We believe that robust consumer data is the source of our competitive advantage and have invested in our marketing strategy with digital marketing, loyalty, data and analytics, consumer insight and brand marketing.  We believe that our investment in these areas, particularly digital marketing and loyalty, have resulted in significant growth in our direct-to-consumer business.  In addition, we continue to leverage consumer insights and data to inform marketing initiatives to capture a greater share of our target consumers’ spend as well as reach new audiences with a high propensity to purchase our products.

Our marketing teams are responsible for the development and implementation of innovative marketing programs that serve the consumer facing needs of our portfolio of brands as well as that of our retail partners and brand websites.  Our marketing teams are instrumental in continuing to drive growth in e-commerce sales, producing relevant and purpose-driven brand positioning and creating meaningful connections with consumers that have increased awareness and loyalty across our portfolio.  In 2023, we spent approximately $74.3 million in advertising and marketing support for our Brand Portfolio segment, including digital marketing and social media, consumer media advertising, in-store displays, product placement, production, trade shows and print.

Product Development Operations

We maintain design and product development teams for our brands in Clayton, Missouri; Dongguan, China; Putian, China; Novato, California; New York, New York; and Port Washington, Wisconsin, as well as other select fashion locations, including Florence, Italy.  These teams, which include independent designers, are responsible for the creation and development of new product styles.  Our designers monitor trends in fashion footwear and apparel and work closely with retailers to identify consumer footwear preferences.  Our design teams create collections of footwear, and our sourcing and product development offices convert those designs into new footwear styles.  We operate a sample-making facility in Dongguan, China that allows us to have greater control over our product development in terms of accuracy, execution and speed-to-market.

Sourcing and Manufacturing Operations

In 2023, the sourcing operations sourced approximately 34.9 million pairs of shoes through a global network of third-party independent footwear manufacturers.  The majority of our footwear sourced is provided by approximately 62 manufacturers operating approximately 118 manufacturing facilities.  In certain countries, we use agents to facilitate and manage the development, production and shipment of product.  We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships, as well as steps we have taken to digitize many aspects of our end-to-end supply chain processes to enable mutually beneficial workload efficiency, visibility and agility.  While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.  Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style.

The following table provides an overview of our sourcing by country in 2023:

Millions of
Country	Pairs
China	21.0
Vietnam	11.8
Cambodia	1.2
India	0.3
Other	0.6
Total	34.9

While we source the majority of our footwear from independent footwear manufacturers, we also operate manufacturing facilities in Port Washington, Wisconsin and Santiago, Dominican Republic.  These facilities manufacture footwear and certain accessories for our Allen Edmonds brand.  We believe operating our own manufacturing facilities in North America provides us with greater control over the quality and craftsmanship that are essential to the iconic Allen Edmonds brand.  In addition, our Port Washington facility serves our recrafting operations, which supports our commitment to sustainability.  Our recrafting operations allow the Allen Edmonds consumer to extend the life of their footwear, restoring their shoes to nearly their original state.  Most styles can be recrafted twice, and some can be recrafted three times.

Backlog

At February 3, 2024, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $234.5 million, compared to $284.6 million as of January 28, 2023.  Most orders are for delivery within the next 90 to 120 days.  Orders are subject to cancellation; however, with the exception of the cancellations we experienced in 2020 associated with the impact of the coronavirus pandemic on our wholesale partners, we have not experienced significant cancellations of orders.  The decrease in our backlog order levels reflects more conservative buying by our wholesale customers as they more tightly manage their inventory levels , as well as the dynamic nature of inventory buying, which includes periodic replenishment orders and shipping directly to the end consumer purchasing from our wholesale customers’ websites.

The backlog at any particular time is affected by a number of factors, including supply chain disruptions, seasonality and capacity shifts at international manufacturers.  Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

Human Capital Management

As of February 3, 2024, we had approximately 9,200 employees, including 5,100 full-time and 4,100 part-time.  In the United States, there were no employees subject to union contracts.  In Canada, we employ approximately 17 warehouse employees under a union contract, which will expire in October 2025.  The Company’s success depends on our ability to attract, develop, motivate and retain qualified management, administrative, product design and development and sales and marketing personnel to support existing operations and future growth.  Since our founding in 1878, we have been all about the right fit.  Our values – Passion, Accountability, Curiosity, Creativity and Caring, inform how we work, how we treat one another and how we live our mission.

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

Diversity, Equity and Inclusion

Caleres was founded on the insight that people are unique, and we are proud of our inclusive and collaborative environment where differences are celebrated.  We believe that Caleres should be as diverse as the people and communities we serve.  We are committed to recruiting talented individuals from all backgrounds, ethnicities, genders, lifestyles and belief systems and developing diverse candidate slates for every open position.  Our Diversity, Equity and Inclusion Council is focused on elevating awareness of diversity, equity and inclusion through its educational communications and events, as well as trainings provided to our associates throughout the year.  In addition, our commitment to diversity, equity and inclusion is reflected in our Board of Directors.  As of February 3, 2024, we had 11 directors, of which 55% are female and 18% are racially or ethnically diverse.

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

Many of our ESG goals focus on high impact areas of opportunity, such as the materials that are used in our products, their byproducts and supply chain labor standards.  We are striving to use environmentally preferred materials to produce our products and packaging, and are working to ensure our strategic factories around the world comply with leading global work standards.  Our ESG reports, which have been nationally recognized on Newsweek’s Most Responsible Companies list,  detail our ESG strategy and provide our goals for sustainable products and practices and highlighted our progress toward our identified target goals, which we seek to achieve by 2025.  Our ESG reports may be accessed at www.caleres.com/about/esg.  The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.  We expect to publish another ESG report in the spring of 2024.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person.  There is no family relationship between any of the named persons.  The terms of the following executive officers will expire in May 2024 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	68	Executive Chair
John W. Schmidt	63	President, Chief Executive Officer and Director
Thomas C. Burke	56	Senior Vice President, General Counsel and Secretary
Jack P. Calandra	56	Senior Vice President, Chief Financial Officer
Michael R. Edwards	53	Division President – Famous Footwear
Daniel R. Friedman	63	Chief Sourcing Officer
Todd E. Hasty	51	Senior Vice President, Chief Accounting Officer
Willis D. Hill	52	Senior Vice President, Chief Information Officer
Douglas W. Koch	72	Senior Vice President, Chief Human Resources Officer

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

Daniel R. Friedman, Chief Sourcing Officer since April 2018.  Division President – Global Supply Chain from  January 2010 to April 2018.  Senior Vice President, Product Development and Sourcing from July 2006 to January 2010.  Managing Director at Camuto Group, Inc. from 2002 to July 2006.

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

Douglas W. Koch, Senior Vice President, Chief Human Resources Officer since April 2023.  Senior Vice President, Strategic Projects from September 2019 to April 2023.  Senior Vice President and Chief Human Resources Officer from January 2016 to September 2019.  Senior Vice President and Chief Talent and Strategy Officer from January 2011 to January 2016.  Senior Vice President and Chief Talent Officer from May 2005 to January 2011.  Senior Vice President, Human Resources from March 2002 to May 2005.

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

Worldwide economic conditions continue to be uncertain.  Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including inflation, concerns of a recession, elevated interest rates, fiscal policy, the changing tax and regulatory environment, minimum wage rates and regulations, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions and the economic consequences of military action or terrorist activities, such as the heightened geo-political tensions between China and Taiwan and the potential impact of sanctions on the domestic and global economy.  Consumer sentiment, including a preference for products made in the United States, may be impacted by the war in Eastern Europe, which may impact demand for our products that are sourced internationally.  In addition, with the majority of our supply originating in China, any significant negative development related to relations between United States and China may adversely impact the demand for our products sourced from China.  Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. As a result, our customers may choose to purchase fewer of our products or purchase the lower priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

Inflationary pressures and supply chain disruptions may adversely impact our business operations and financial results.

Inflationary pressures in the United States and the global economy such as elevated interest rates, higher product and transportation costs and wage inflation, as well as fears of a recession, are creating a complex and challenging retail environment that may impact discretionary spending.   The extent and duration of these pressures are uncertain and may limit our ability to meet incremental consumer demand, potentially impacting our net sales. In addition, declines in consumer spending may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, pricing pressure and lower gross margins. Macroeconomic factors, including these inflationary pressures and volatility in interest rates, also impact a number of accounting estimates, such as impairment calculations, the value of inventory measured using the last-in, first out (“LIFO”) method, and other estimates that utilize fair value. These macroeconomic factors could result in incremental volatility in certain valuations and provisions required in the Company’s financial statements. In addition, a disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales and increased supply chain costs. Vessel, container and other transportation shortages, labor shortages and port congestion have in the past delayed inventory orders and, in turn, deliveries to our wholesale customers and availability in our retail stores and e-commerce sites.  In addition, the vast majority of our products pass through the United States west coast ports and any slowdown or stoppage relating to labor agreement negotiations may further delay the receipt of inventory or increase costs.

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

Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. Products purchased from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 24% of consolidated net sales in 2023.  As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms.  While we believe we have positive working relationships with our current suppliers, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions, including the impact of the wars in Israel and Eastern Europe and heightened tensions between China and Taiwan, or global pandemics, may adversely impact our suppliers.  If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

Customer concentration and other trends in customer behavior may lead to a reduction in or loss of sales.

Our wholesale customers include e-commerce retailers, national chains, department stores, independent retailers and mass merchandisers.  Several of our customers operate multiple department store divisions.  Furthermore, we often sell multiple types of branded, licensed and private-label footwear to these same customers.   While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by a significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations.

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

We rely primarily on international sourcing for our footwear products through third-party manufacturing facilities located outside the United States.  As is common in the industry, we do not have any long-term contracts with our third-party international manufacturers.  International sourcing is subject to numerous risks, including trade relations, work stoppages, transportation delays (including delays at international and domestic ports) and costs (including customs duties, quotas, tariffs, anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), domestic and international political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict, changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act) and geo-political events, such as the current wars in Israel and Ukraine and increased tensions between China and Taiwan.  Supply chain disruptions and port congestion have in the past delayed receipt of inventory and this could occur again in the future.  Delayed inventory receipt could delay deliveries to our wholesale customers, and reduce availability in our stores and e-commerce websites, which could adversely impact our financial results.  In addition, the imposition of tariffs or other costs on imported products may result in an increase in product prices, which may in turn adversely impact our gross margins if we are unable to mitigate the impact of the costs.  At the same time, potential changes in manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

●	Manufacturing capacity may shift from footwear to other industries with manufacturing margins that are perceived to be higher.
●	Some footwear manufacturers may face labor shortages as workers seek better wages and working conditions in other industries or locations.

As a result of these risks, there can be no assurance that we will not experience reductions in available production capacity, increases in our product costs, late deliveries or terminations of our supplier relationships.  Furthermore, these sourcing risks are compounded by limited diversification in the geographic location of our international sourcing and manufacturing.  Approximately 60% of the footwear we sourced in 2023 was from China.  With the majority of our supply originating in China, a substantial portion of our supply could be at risk in the event of any significant negative development related to relations between United States and China.  In addition, international expansion in China may be hampered as a result of the adverse economic conditions that China is currently experiencing.

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

We also sell footwear in East Asia through our joint venture, and plan to increase international sales efforts as part of our growth strategy.  Our joint venture partners may have objectives that are different than our own.  In addition, we may be subject to increased legal risk associated with the joint venture if it fails to adhere to consistent levels of compliance standards as our fully-owned operations.

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

We are undergoing a multi-year enterprise resource planning (“ERP”) implementation, which will require significant financial and human capital resources.  The implementation of the new ERP system may be more difficult, costly or time-consuming than anticipated, and it is possible that the system will not yield the expected benefits.  Any disruptions, delays or deficiencies related to the new ERP system may materially and adversely impact our business operations, including our ability to process orders, manage our inventory, ship products to our customers, maintain our financial records, maintain effective internal control over financial reporting, or perform other business functions.

A cybersecurity breach may adversely affect our sales and reputation.

We routinely possess sensitive consumer and associate information and periodically provide it to third parties for analysis, benefit distribution or compliance purposes.  Consumers are also increasingly using mobile devices and applications to shop online and do comparison shopping.  Additionally, a large portion of our Corporate employees are working remotely, which may result in heightened cybersecurity risk.  Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.  From time to time, we have experienced, and may continue to experience, attacks on our systems or those of our vendors.  While we believe we have taken reasonable and appropriate steps to protect sensitive information, hackers and data thieves operate sophisticated, large-scale attacks that could breach our information systems, despite ongoing security measures.  In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data.  Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

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

In addition, our retail stores are inherently subject to the risk of inventory loss and theft.  In recent years, the retail industry has experienced an increase in inventory shrinkage, and although we have taken steps to reduce inventory shrinkage, higher rates of shrinkage or increased costs associated with addressing inventory theft, including maintaining a safe store environment for our customers and associates, may have a material adverse impact on our results of operations.

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

Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment.  Rewards members earn points toward certificates for qualifying purchases. Upon reaching specified point values, members are issued a Rewards certificate, which may be redeemed for purchases at Famous Footwear.  Approximately 77% of our 2023 sales within the Famous Footwear segment were generated by our Rewards members.  If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

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

In addition, changes in the tax laws of foreign jurisdictions may arise as a result of the Pillar Two (“Pillar Two”) Global Anti-Base Erosion model rules that were released by the Organization for Economic Cooperation and Development (OECD) in 2021.  The OECD continues to release guidance and many countries are implementing legislation to adopt the rules for tax years beginning in 2024.  Although the United States has not yet enacted legislation implementing Pillar Two, there can be no assurance that our effective tax rate or tax payments will not be adversely affected as countries independently amend their tax laws to adopt Pillar Two.

Our commitments and shareholder expectations relating to environmental, social and governance ("ESG") considerations may expose us to liabilities, increased costs, reputational harm, and other adverse effects on our business.

We are increasingly focused on ESG considerations relating to our business, including greenhouse gas emissions, human and civil rights and diversity, equity and inclusion. New laws and regulations in these areas, including those passed by the State of California and the SEC, will be required to be adopted, and may be passed by other states or regulatory agencies.  The criteria used by regulators and other relevant stakeholders to evaluate our ESG practices, capabilities, and performance may change rapidly, which in each case could require us to undertake costly initiatives or operational changes. In addition, the requirements may not be uniform across jurisdictions, which may result in increased complexity and cost to become or remain compliant.  Non-compliance with these rules or standards or a failure to address regulator, stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, suppliers and commercial partners, failure to retain and attract talent, lower valuation and higher investor activism activities. Managing these considerations and implementing these goals and initiatives involves risks and uncertainties, including increased costs, and often depends on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced ESG goals and initiatives, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve ESG goals and initiatives, as well as to manage ESG risks, adhere to public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

In addition, if we, or our suppliers or international manufacturers, violate United States or international trade laws or regulations, we may be subject to additional duties, significant monetary penalties, the seizure and forfeiture of the products we are attempting to import or the loss of our import privileges.  Possible violations of United States or international laws or regulations could include inadequate recordkeeping of our imported products, misstatements or errors as to the origin, classification, marketing or valuation of our imported products, fraudulent visas or labor violations.  The  effects of these factors could render our conduct of business in a particular country undesirable or impractical and have a negative impact on our operating results.

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

The Fifth Amendment to our Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on October 5, 2026, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $500.0 million in accordance with the terms of the Credit Agreement.  In addition, the Credit Agreement provides for an increase at the Company’s option by up to $250.0 million.  If one or more of the financial institutions participating in the Credit Agreement were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution may not be available to us.  In addition, as of February 3, 2024, total borrowing availability under the Credit Agreement was $308.5 million.  Failure to meet our debt covenants under the Credit Agreement may require the Company to seek waivers or amendments of the debt covenants, alternative or additional sources of financing or reduce expenditures.  In addition, borrowings under our Credit Agreement bear interest at variable rates.  As a result, increases in interest rates, such as those we have recently experienced, could require a greater portion of our cash flow to be used to pay interest, which will negatively impact our net income and cash flow from operations.

ITEM 1BUNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934, as amended.

ITEM 1CCYBERSECURITY

Risk Management and Strategy

We are committed to protecting our customer and employee data.  We employ a defense-in-depth cybersecurity strategy leveraging industry frameworks that feature a prioritized set of robust controls that encompass people, processes and technologies.  Our Chief Information Officer (“CIO”) is responsible for the execution of our cybersecurity strategy.  Our CIO has over 25 years of retail industry experience developing and implementing information technology strategies and leading cybersecurity programs.  The CIO is supported by a team of highly qualified professionals, many of which hold cybersecurity certifications.

The Company’s cybersecurity policies, standards and processes are integrated into the Company’s overall risk management program, and cybersecurity risks are regularly evaluated in the context of material risks to the Company.  We regularly engage with outside experts to assess the maturity of our organizational security program and to inform our short- and long-term cybersecurity strategy.

We routinely test and improve our information systems through security and risk and compliance reviews and user education campaigns and other strategies. We also subscribe to various threat intelligence feeds and are active in the information security community.

We maintain an Information Security Policy, which details the acceptable processes and practices our associates must follow to protect the interests of the Company, our customers and other parties.  Key components of the Information Security Program include:

●	Acknowledgement of the Information Security Policy upon hire and annually thereafter;
●	Access controls, including identification, authentication, logging and authorization;
●	Endpoint detection and response;
●	Data classification and labeling;
●	Privileged Identity Management
●	Security Awareness training and a Cybersecurity Ambassador Program; and

●	A Cybersecurity Incident Response Plan, including procedures for responding to cybersecurity incidents and a framework for evaluating the materiality of the incident for disclosure and reporting purposes.

Governance

The Audit Committee of our Board of Directors is responsible for oversight of our cybersecurity program.  In addition, the Technology and Digital Commerce Committee, which was established in 2022, assists the Board of Directors with its oversight responsibilities regarding the role of technology, data, digital commerce and the Company’s ability to understand and connect with its consumers in executing the Company’s strategies, business plans and operational requirements.

On a quarterly basis, our CIO updates the Audit Committee on the Company’s cybersecurity program, including, among other items, actual events or incidents, results of vulnerability assessments and penetration testing.

We continue to invest in cybersecurity and adapt our internal controls and processes to respond to cybersecurity risks.  Cybersecurity threats, including those as a result of any previous cybersecurity incidents, have not materially affected our business strategy, results of operations or financial condition.  For a discussion of how cybersecurity risks have affected or are reasonably likely to materially affect the Company, refer to Item 1A, Risk Factors.

ITEM 2PROPERTIES

We own our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada, China and Guam and involve the operation of 958 retail stores.  All store locations, excluding our Perth, Ontario outlet center, are leased, with approximately 33% of them having renewal options. The footwear sold through our domestic wholesale business is primarily processed through our leased distribution centers in Chino, California and Lebanon, Tennessee.

The following table summarizes the location and general use of the Company’s primary properties:

Location	Owned/Leased	Segment	Use
Clayton, Missouri	Owned	Famous Footwear and Brand Portfolio	Principal corporate, executive, sales and administrative offices
St. Louis, Missouri	Leased	Famous Footwear and Brand Portfolio	Office space
United States, Canada, East Asia and Guam	Leased	Famous Footwear and Brand Portfolio	Retail operations
Chino, California (1)	Leased	Brand Portfolio	Distribution centers
Lebanon, Tennessee (2)	Leased	Famous Footwear and Brand Portfolio	Distribution center
Lebec, California (3)	Leased	Famous Footwear	Distribution center
New York, New York	Leased	Brand Portfolio	Office space and showrooms
Perth, Ontario (4)	Owned	Famous Footwear and Brand Portfolio	Distribution center and outlet center
Novato, California	Leased	Brand Portfolio	Office space
Dongguan, China	Leased	Brand Portfolio	Office space and sample-making facility
Santiago, Dominican Republic	Leased	Brand Portfolio	Manufacturing facility
Port Washington, Wisconsin	Leased	Brand Portfolio	Manufacturing and recrafting facility and office space
Port Washington, Wisconsin	Owned	Brand Portfolio	Warehouse
(1)	This campus includes two company-operated distribution centers with approximately 725,000 and 606,000 square feet at each respective location.
(2)	This distribution center is approximately 540,000 square feet.
(3)	This distribution center is approximately 350,000 square feet.
(4)	This distribution center is approximately 150,000 square feet.

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

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.”  As of February 3, 2024, we had 3,646 shareholders of record.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchases of common stock during the fourth quarter of 2023:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of	Yet Be
Fiscal	of Shares	Paid per	Publicly Announced	Purchased Under
Period	Purchased (1)	Share (1)	Program (2)	the Program (2)
October 29, 2023 - November 25, 2023	13,066	$29.72	—	5,604,379
November 26, 2023 - December 30, 2023	21,995	30.50	—	5,604,379
December 31, 2023 - February 3, 2024	—	—	—	5,604,379
Total	35,061	$30.21	—	5,604,379
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock and stock performance awards.
(2)	On September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the purchase of up to 5,000,000 shares of our outstanding common stock. In addition, on March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of an additional

7,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions. Under these programs, the Company repurchased 763,000 shares during 2023 and 2,622,845 shares during 2022. As of February 3, 2024, there were 5,604,379 shares authorized to be repurchased under the 2022 Program. Our repurchases of common stock are limited under our debt agreements. Subsequent to our 2023 year-end, the Company has repurchased 416,000 shares at an aggregate price of $15.1 million.

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

Our fiscal year ends on the Saturday nearest to each January 31.  Accordingly, share prices are as of the last business day in each fiscal year.  The graph assumes that the value of the investment in our common stock and each index was $100 at February 2, 2019.  The graph also assumes that all dividends were reinvested and that investments were held through February 3, 2024.  These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Comparison of 5 Year Cumulative Total Return*
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/2/2019
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
Caleres, Inc.
Peer Group
S&P SmallCap 600
*$100 invested on February 02, 2019 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

*$100 invested on February 2, 2019 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024
Caleres, Inc.	$100.00	$60.01	$53.96	$83.49	$91.95	$118.20
Peer Group	100.00	106.60	98.70	115.97	109.73	120.15
S&P© SmallCap 600 Stock Index	100.00	106.63	131.34	142.26	141.93	147.59

ITEM 6RESERVED

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Business Overview

We are a global footwear company that operates retail shoe stores and e-commerce websites, and designs, develops, sources, manufactures and distributes footwear for people of all ages.  Our mission is to inspire people to feel great...feet first.  We offer retailers and consumers a diversified portfolio of leading footwear brands.  Outfitted in our brands, customers can step confidently into every aspect of their lives.  As both a retailer and a wholesaler, we have a perspective on the marketplace that enables us to serve consumers from different vantage points.  We believe our diversified business model provides us with synergies by spanning consumer segments, categories and distribution channels.  A combination of thoughtful planning and rigorous execution is key to our success in optimizing our business and portfolio of brands.  Our business strategy is focused on accelerating growth in our Brand Portfolio segment, gaining market share and deepening connections with the millennial family in our Famous Footwear segment, leveraging our “One Caleres” capabilities to increase profitability, and delivering value for our shareholders.

Famous Footwear

Famous Footwear, which is one of America’s leading family–branded footwear retailers, was founded on a simple idea: that everyone deserves to feel the joy that comes from a new pair of shoes. Our Famous Footwear segment includes 860 Famous Footwear stores, famousfootwear.com and famousfootwear.ca in Canada.  This national footprint of mostly off-mall store locations is convenient for Famous Footwear’s target consumer, the millennial family.  We seek to meet the needs of that millennial family and others by providing an assortment of trend-right, brand-name fashion, casual and athletic footwear at a great price.

During 2023, we continued to execute on our three-pronged strategy, which concentrates on merchandising, marketing and consumer experience.  We remained focused on increasing the opportunity between Famous Footwear and the brands within our Brand Portfolio segment, such as Dr. Scholl’s Shoes, LifeStride, Naturalizer and Blowfish Malibu, among others.  Vertical integration provides Famous Footwear with greater access to fashion products from brands that resonate with its consumer, as well as greater ability to be flexible with trends and offer better profit potential.  We also have focused on offering the consumer a balanced assortment of fashion and athletic styles from well-known brands.  We continued to tightly manage our inventory levels in 2023, reducing SKU counts and amplifying key product trends and items to drive sales volume.  As we work to evolve our product offerings, we are testing and adding new and emerging brands across various categories to meet the shifting preferences and behaviors of the consumer, which we believe may attract new Famous Footwear consumers while providing the current consumer with additional options.  We believe our kids category, which continues to grow, is a key competitive differentiator.  We view this offering as a future growth opportunity and have plans to build on the strength of this category.  With the millennial mom as our target consumer, we believe her primary purchase motivation is her kids and will prioritize these purchases, even with macroeconomic pressures.  As a result, we are making the kids business a critical component of how our associates connect with our consumers, including ensuring every child finds the perfect fit.  Our investments in new and remodeled stores over the last few years have prioritized an elevated experience within our kids department.

We are leaning into our best brands from an inventory, marketing and store presence perspective.  In addition, we continue to invest in enhancing our in-store shopping experience to deliver a more engaging and inspiring experience across the omnichannel.  Our new FLAIR (Famous Localized and Immersive Retail) store concept has been successful at driving sales growth and we plan to continue to transform stores to this enhanced consumer shopping experience in 2024.  The FLAIR store concept highlights our leading assortment of trending brands and elevates those brands in an energetic and exciting manner.

Brand Portfolio

Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns.  The segment is comprised of the Sam Edelman, Vionic, Naturalizer, Allen Edmonds, Dr. Scholl’s Shoes, LifeStride, Franco Sarto, Blowfish Malibu, Rykä, Vince, Bzees, Veronica Beard and Zodiac brands.  Through these brands, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace.  We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.  Our Brand Portfolio segment operates 62 retail stores in the United States for our Allen Edmonds, Sam Edelman and Naturalizer brands.  This segment also includes our e-commerce businesses that sell our branded footwear.  We also operate a joint venture, which expands our international presence by distributing our Sam Edelman and Naturalizer brands through e-commerce sites and 36 retail stores in East Asia.

Known Trends Impacting Our Business

Macroeconomic factors, including, among others, inflation, elevated interest rates, increased real estate costs, higher consumer debt levels, the end to the student loan repayment pause, and lingering fears of a recession, continued to impact consumer discretionary spending and our financial results during 2023.  We experienced lighter consumer traffic in our retail stores during 2023, resulting in lower net sales.  While we believe that the structural changes we’ve implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends may continue to adversely impact our financial results in the future.  To mitigate the impact of these macroeconomic factors, we began initiating expense reduction initiatives in the first quarter of 2023.  These actions, which included eliminating open corporate positions, reducing non-merchandise procurement costs and integrating our Blowfish Malibu office and information systems into the St. Louis infrastructure, are expected to result in additional savings in 2024.  We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

During 2023, we focused on reducing debt to maintain liquidity and reduce interest expense.  Given the continued elevated interest rate environment, our capital allocation priority during 2024 will be to reduce debt levels further.  In addition, given our debt reduction progress and strong operating cash flows during 2023, we used excess capital to repurchase shares.  We will continue to evaluate our capital allocation priorities in light of business performance and market conditions.

Financial Highlights

The following is a summary of the financial highlights for 2023 and 2022:

($ millions, except per share amounts)	2023	2022	Change (1)
Consolidated net sales	$2,817.3	$2,968.1	($150.8)	(5.1)%
Famous Footwear segment net sales	$1,609.4	$1,705.1	($95.7)	(5.6)%
Famous Footwear comparable sales % change	(6.3)%	(1.8)%	n/m	n/m
Brand Portfolio segment net sales	$1,270.9	$1,322.8	($51.9)	(3.9)%
Gross profit	$1,263.0	$1,284.9	($21.9)	(1.7)%
Gross margin	44.8%	43.3%	n/m	154 bps
Operating earnings	$194.5	$214.3	($19.8)	(9.3)%
Diluted earnings per share	$4.80	$4.92	($0.12)	(2.4)%
(1)	n/m – not meaningful

The following items should be considered in evaluating the comparability of our 2023 and 2022 results:

●	Impact of the 53rd week – Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2023 fiscal year included 53 weeks, while both our 2022 and 2021 fiscal years had only 52 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons. The inclusion of the 53rd week in 2023 resulted in an increase to our consolidated net sales of approximately $25 million and had an immaterial impact on net earnings.
●	Deferred tax valuation allowances – As a result of the significant loss before income taxes in 2020 driven by the impairment of goodwill and intangible assets during the pandemic, we entered into a three-year cumulative loss position for federal, state and certain international jurisdictions. At that time, we increased our valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of our deferred tax assets in those jurisdictions. Due to stronger earnings in 2022 and 2023, the Company is no longer in a cumulative three-year loss position. Accordingly, the Company released valuation allowances on certain deferred tax assets totaling $17.4 million ($0.47 per diluted share) in 2022 and $26.7 million ($0.75 per diluted share) in 2023.
●	Expense reduction initiatives –During 2023, we incurred costs of approximately $6.1 million ($4.5 million on an after-tax basis, or $0.13 per diluted share) associated with expense reduction initiatives. Refer to Note 4 to the consolidated financial statements for further discussion of these initiatives.
●	Organizational changes – During 2022, we incurred costs of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) related to a CFO transition at our corporate headquarters. Refer to Note 4 to the consolidated financial statements for further discussion.

Financial Outlook

We believe the success of the structural changes we have made in recent years has enabled us to continue to deliver  earnings per share in excess of our $4.00 baseline.  In October 2023, we announced a three-year strategic and financial plan that we believe will drive a higher level of growth and profitability.  We believe that we are uniquely positioned to meet consumer needs and capture growth across trending footwear categories.  We are confident in our ability to execute on our growth strategy and deliver on our long-term financial targets to create sustained value for our shareholders.

Metrics Used in the Evaluation of Our Business

The following are a couple of key metrics by which we evaluate our business and make strategic decisions:

Comparable sales

The comparable sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though many retailers may calculate the metric differently.  Management uses the comparable sales metric as a measure of an individual store’s success to determine whether its sales performance is consistent with expectations.  Our comparable sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open at least 13 months.  In addition, in order to be included in the comparable sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores (including temporary store closures) are excluded from the comparable sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the comparable sales calculation.  We believe the comparable sales metric is useful to shareholders and investors in assessing the performance of our existing retail store locations with comparable prior year sales, separate from the impact of store openings or closures.

Sales per square foot

The sales per square foot metric is commonly used in the retail industry to measure the efficiency of a store’s sales based upon the square footage in a store.  Management uses the sales per square foot metric in our Famous Footwear segment as a measure of an individual store’s success to determine whether it is performing consistent with expectations.  The sales per square foot metric is calculated by dividing total retail store sales, excluding e-commerce sales, by the total square footage of the retail store base at the end of each month of the respective period.

Comparison of Financial Results

The following sections discuss the consolidated and segment results of our operations for the year ended February 3, 2024 compared to the year ended January 28, 2023.  For a discussion of the results for the year ended January 28, 2023 compared to the year ended January 29, 2022, refer to Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended January 28, 2023.

CONSOLIDATED RESULTS

	2023		2022		2021

		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,817.3	100.0%	$2,968.1	100.0%	$2,777.6	100.0%
Cost of goods sold	1,554.3	55.2%	1,683.2	56.7%	1,550.3	55.8%
Gross profit	1,263.0	44.8%	1,284.9	43.3%	1,227.3	44.2%
Selling and administrative expenses	1,062.4	37.7%	1,067.7	36.0%	1,008.0	36.3%
Restructuring and other special charges, net	6.1	0.2%	2.9	0.1%	13.5	0.5%
Operating earnings	194.5	6.9%	214.3	7.2%	205.8	7.4%
Interest expense, net	(19.4)	(0.7)%	(14.3)	(0.5)%	(30.9)	(1.1)%
Loss on early extinguishment of debt	—	—%	—	—%	(1.0)	(0.1)%
Other income, net	6.2	0.2%	13.0	0.5%	15.3	0.6%
Earnings before income taxes	181.3	6.4%	213.0	7.2%	189.2	6.8%
Income tax provision	(9.5)	(0.3)%	(33.3)	(1.1)%	(51.1)	(1.8)%
Net earnings	171.8	6.1%	179.7	6.1%	138.1	5.0%
Net earnings (loss) attributable to noncontrolling interests	0.4	0.0%	(2.0)	(0.0)%	1.1	0.1%
Net earnings attributable to Caleres, Inc.	$171.4	6.1%	$181.7	6.1%	$137.0	4.9%

Net Sales

Net sales decreased $150.8 million, or 5.1%, to $2,817.3 million in 2023, compared to $2,968.1 million last year, reflecting the challenging macroeconomic and retail environment.  Net sales for our Famous Footwear segment decreased $95.7 million, or 5.6%, compared to 2022 net sales.  Net sales for our Brand Portfolio segment decreased $51.9 million, or 3.9%, compared to 2022.  The 53rd week in 2023 contributed approximately $25 million to our consolidated net sales, including $18.2 million in our Famous Footwear segment and $6.8 million in our Brand Portfolio segment.  On a consolidated basis, our direct-to-consumer sales represented approximately 72% of total net sales for both 2023 and 2022.

Gross Profit

Gross profit decreased $21.9 million, or 1.7%, to $1,263.0 million in 2023, compared to $1,284.9 million in 2022, primarily driven by lower net sales.  As a percentage of net sales, our gross profit rate increased to 44.8% in 2023, compared to 43.3% in 2022, primarily due to a higher gross margin rate at our Brand Portfolio segment driven by lower inventory markdowns, lower inbound freight costs and higher merchandise margins.  These increases were partially offset by a decrease in the gross margin rate at our Famous Footwear segment.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $5.3 million, or 0.5%, to $1,062.4 million in 2023, compared to $1,067.7 million last year.  The decrease is primarily due to lower anticipated payments under our cash-based incentive compensation plans and lower warehouse costs, partially offset by higher facilities costs and incremental expenses associated with the 53rd week in 2023.  As a percentage of net sales, selling and administrative expenses increased to 37.7% in 2023, from 36.0% last year, reflecting deleveraging of expenses on lower net sales.

Restructuring and Other Special Charges, Net

During 2023, we incurred restructuring costs of $6.1 million ($4.5 million on an after-tax basis, or $0.13 per diluted share), associated with our expense reduction initiatives.  During 2022, we incurred restructuring and other special charges of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) associated with a CFO transition at our corporate headquarters.  Refer to further discussion of these charges in the Financial Highlights section above and Note 4 to the consolidated financial statements.

Operating Earnings

Operating earnings decreased $19.8 million to $194.5 million in 2023, compared to $214.3 million last year, reflecting the factors described above.  As a percentage of net sales, operating earnings were 6.9% in 2023, compared 7.2% in 2022.

Interest Expense, Net

Interest expense, net increased $5.1 million, or 35.6%, to $19.4 million in 2023, compared to $14.3 million last year, primarily attributable to higher interest rates on our revolving credit agreement, partially offset by lower average borrowings.  Refer to Note 11 to the consolidated financial statements for additional information related to our borrowings.

Other Income, Net

Other income, net decreased $6.8 million, or 52.1%, to $6.2 million in 2023, compared to $13.0 million in 2022, which is attributable to certain components of net periodic benefit income associated with our pension plans, including interest cost and expected return on assets.  Refer to Note 5 to the consolidated financial statements for additional information related to our retirement plans.

Income Tax Provision

Our consolidated effective tax rate was 5.2% in 2023, compared to 15.7% in 2022.  Our lower tax rates for 2023 and 2022 primarily reflect the release of $26.7 million and $17.4 million, respectively, of valuation allowances recorded for certain deferred tax assets.  As a result of the significant loss before income taxes in 2020 driven by the impairment of goodwill and intangible assets during the pandemic, we entered into a three-year cumulative loss position for federal, state and certain international jurisdictions.  At that time, we increased our valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of our deferred tax assets in those jurisdictions.  Due to stronger earnings in 2022 and 2023, the Company is no longer in a cumulative three-year loss position.  Accordingly, the Company released valuation allowances on certain deferred tax assets totaling $17.4 million ($0.47 per diluted share) in 2022 and $26.7 million ($0.75 per diluted share) in 2023.

In 2021, the OECD released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation.  The OECD continues to release guidance and countries are implementing legislation to adopt the rules for tax years beginning in 2024. The United States has not yet enacted legislation implementing Pillar Two. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our effective tax rate.

Refer to Note 6 to the consolidated financial statements for additional information regarding income taxes.

Net Earnings Attributable to Caleres, Inc.

Consolidated net earnings attributable to Caleres, Inc. were $171.4 million in 2023, compared to $181.7 million last year, reflecting the factors described above.

Geographic Results

We have both domestic and international operations.  Domestic operations include the nationwide operation of our Famous Footwear and other branded retail footwear stores, the wholesale distribution of footwear to numerous retail consumers and the operation of our e-commerce websites.  International operations primarily consist of wholesale operations in East Asia, Canada and Europe, retail operations in Canada and East Asia and the operation of our international e-commerce websites.  In addition, we license certain of our trade names to third parties who distribute and/or operate retail locations internationally.  The operations in East Asia include first-cost transactions, where footwear is sold at international ports to customers who then import the footwear into the United States and other countries.  The breakdown of domestic and international net sales and earnings before income taxes is as follows:

	2023		2022		2021

		Earnings Before		Earnings Before		Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,624.5	$132.5	$2,763.9	$168.0	$2,600.8	$152.5
International	192.8	48.8	204.2	45.0	176.8	36.7
	$2,817.3	$181.3	$2,968.1	$213.0	$2,777.6	$189.2

As a percentage of sales, the pre-tax profitability on international sales is higher than on domestic sales because of a lower cost structure and the inclusion of the unallocated corporate administrative and other costs within domestic earnings.

FAMOUS FOOTWEAR

	2023		2022		2021
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Net sales	$1,609.4	100.0%	$1,705.1	100.0%	$1,748.3	100.0%
Cost of goods sold	889.9	55.3%	916.1	53.7%	908.9	52.0%
Gross profit	719.5	44.7%	789.0	46.3%	839.4	48.0%
Selling and administrative expenses	594.3	36.9%	593.2	34.8%	563.0	32.2%
Restructuring and other special charges, net	1.4	0.1%	—	—%	—	—%
Operating earnings	$123.8	7.7%	$195.8	11.5%	$276.4	15.8%

Key Metrics
Comparable sales % change	(6.3)%		(1.8)%		12.5%
Comparable sales $ change	$(106.4)		$(30.1)		$153.6
Sales change from 53rd week	$18.2		$—		$—
Sales change from new and closed stores, net	$(6.3)		$(11.7)		$329.3
Impact of changes in Canadian exchange rate on sales	$(1.2)		$(1.4)		$1.8

Sales per square foot, excluding e-commerce (trailing twelve months)	$246		$252		$249
Square footage (thousand sq. ft.)	5,661		5,749		5,912

Stores opened	9		6		10
Stores closed	22		27		32
Ending stores	860		873		894

Net Sales

Net sales decreased $95.7 million, or 5.6%, to $1,609.4 million in 2023, compared to $1,705.1 million last year.  Comparable sales decreased 6.3% in 2023 driven by a decline in consumer traffic in our retail stores as the challenging macroeconomic environment continued to impact sales.  Despite the challenging retail environment, we experienced strong demand for key athletic brands and casual product, such as slippers.  We remain focused on maximizing the vertical integration opportunity between the Brand Portfolio and Famous Footwear segments, with Dr. Scholl’s Shoes, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands in 2023.  Our e-commerce penetration in 2023 was approximately 13% of net sales, a slight decline from 14% last year.  During 2023, we closed 13 stores on a net basis as we continued to focus on optimizing our store base.

Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 77% of net sales to loyalty program members in both 2023 and 2022.

Gross Profit

Gross profit decreased $69.5 million, or 8.8%, to $719.5 million in 2023, compared to $789.0 million last year, primarily driven by lower net sales.  As a percentage of net sales, our gross profit rate decreased to 44.7% in 2023, compared to 46.3% in 2022.  During 2022, strong demand and a higher mix of current inventory resulted in fewer markdowns and minimal clearance selling.  During 2023, we experienced a more normalized mix of clearance product sold and margins on those sales were in line with historical levels.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.1 million, or 0.2%, to $594.3 million during 2023, compared to $593.2 million last year.  The increase primarily reflects higher facilities costs, partially offset by lower salary and benefits expenses, lower advertising expenses and lower distribution costs.  As a percentage of net sales, selling and administrative expenses increased to 36.9% in 2023 from 34.8% last year, reflecting the deleveraging of expenses on lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $1.4 million were recorded during 2023 for expenses associated with expense reduction initiatives, primarily severance.  Refer to Note 4 to the consolidated financial statements for additional information related to these charges.  There were no corresponding charges in 2022.

Operating Earnings

Operating earnings decreased $72.0 million to $123.8 million for 2023, compared to $195.8 million last year, primarily reflecting lower net sales and gross profit, as described above.  As a percentage of net sales, operating earnings were 7.7% for 2023, compared to 11.5% last year.

BRAND PORTFOLIO

	2023		2022		2021
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,270.9	100.0%	$1,322.8	100.0%	$1,081.0	100.0%
Cost of goods sold	724.9	57.0%	825.5	62.4%	694.2	64.2%
Gross profit	$546.0	43.0%	$497.3	37.6%	$386.8	35.8%
Selling and administrative expenses	397.9	31.4%	385.0	29.1%	337.4	31.2%
Restructuring and other special charges, net	2.6	0.2%	—	—%	13.5	1.3%
Operating earnings	$145.5	11.4%	$112.3	8.5%	$35.9	3.3%

Key Metrics
Direct-to-consumer (% of net sales) (1)	34%		32%		32%
Change in wholesale net sales ($)	$(67.6)		$206.6		$114.6
Change in retail net sales ($)	$8.9		$35.2		$63.9
Sales change from 53rd week	$6.8		$—		$—
Unfilled order position at end of period	$234.5		$284.6		$452.4

North America stores:
Stores opened	4		2		—
Stores closed	5		9		87
Ending stores - North America	62		63		70
Ending stores - East Asia	36		29		16
Ending stores - Total Brand Portfolio	98		92		86
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites, and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales decreased $51.9 million, or 3.9%, to $1,270.9 million in 2023, compared to $1,322.8 million last year. Despite the challenging consumer environment, we have been able to leverage our leading speed capabilities and edit-to-win initiative to drive sales of selected trending product.  Speed is a key differentiator for the Brand Portfolio segment, as we are generally able to restock product that is part of the speed program within three months or less to align with consumer demand.  As the consumer continued to prioritize newness in flats and casuals, including loafers, ballet, Mary Janes, slingbacks and fashion sneakers, our brands were well-positioned to meet the diversified needs and preferences of our consumers.  This was particularly evident in our Allen Edmonds, Dr. Scholl’s Shoes and Franco Sarto brands, which experienced strong growth during 2023.  Growth in these brands was offset by declines in our Blowfish Malibu brand, as well as our Sam Edelman and Vionic brands in 2023, due in part to the strong performance of these brands in 2022, when we benefitted from retailers aggressively restocking their wholesale inventory levels.  Our owned e-commerce business also continues to grow, increasing 5.1% in 2023, compared to 2022.

We closed five stores and opened four stores in the United States, and expanded our retail store presence in East Asia by opening 10 stores and closing three stores, resulting in a total of 62 stores in the United States and 36 stores in East Asia at the end of 2023.  During 2024, we expect to continue to expand our international retail presence by opening approximately 35 stores in East and Southeast Asia.

The unfilled order position for our wholesale business decreased $50.1 million to $234.5 million at the end of 2023, compared to $284.6 million at the end of last year.  The decrease in our backlog order levels reflects more conservative buying by our wholesale customers as they more tightly manage their inventory levels and the dynamic nature of inventory buying, which includes periodic replenishment orders and shipping directly to the end consumer purchasing from our wholesale customers’ websites.

Gross Profit

Gross profit increased $48.7 million, or 9.8%, to $546.0 million in 2023, compared to $497.3 million last year.  As a percentage of sales, our gross profit rate increased significantly to 43.0% in 2023, compared to 37.6% last year, reflecting lower inventory markdowns, higher merchandise margins and lower inbound freight costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $12.9 million, or 3.4%, to $397.9 during 2023, compared to $385.0 million last year.  The increase was driven by higher marketing expenses and higher facilities costs, partially offset by lower logistics costs and salary and benefit expenses.  In addition, 2022 included a gain recognized upon the modification of an international licensing contract.  As a percentage of net sales, selling and administrative expenses increased to 31.4% in 2023 from 29.1% last year, reflecting deleveraging of expenses over a lower net sales base.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $2.6 million were recorded during 2023 for expenses associated with our expense reduction initiatives, primarily severance and other costs to integrate the Blowfish Malibu office, showroom and information systems into the St. Louis infrastructure.  Refer to Note 4 to the consolidated financial statements for additional information related to these charges.  There were no corresponding charges in 2022.

Operating Earnings

We achieved another year of record operating earnings and operating margin.  Operating earnings increased $33.1 million to $145.5 million in 2023, compared to $112.3 million last year, as a result of the factors described above.  As a percentage of net sales, operating earnings were 11.4% in 2023, compared to 8.5% last year.

ELIMINATIONS AND OTHER

	2023		2022		2021
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$(63.0)	100.0%	$(59.7)	100.0%	$(51.7)	100.0%
Cost of goods sold	(60.4)	95.9%	(58.3)	97.7%	(52.8)	102.2%
Gross profit	$(2.6)	4.1%	$(1.4)	2.3%	$1.1	(2.2)%
Selling and administrative expenses	70.1	(111.4)%	89.6	(149.9)%	107.6	(208.3)%
Restructuring and other special charges, net	2.1	(3.4)%	2.9	(4.9)%	—	—%
Operating loss	$(74.8)	118.9%	$(93.9)	157.1%	$(106.5)	206.1%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $63.0 million for 2023 is $3.3 million, or 5.4%, higher than in 2022, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $19.5 million, or 21.7%, to $70.1 million in 2023, compared to $89.6 million last year.  The decrease primarily reflects lower anticipated payments under our cash and share-based incentive compensation plans and other employee benefits.

Restructuring and other special charges of $2.1 million in 2023 were associated with expense reduction initiatives, primarily severance, at our corporate headquarters.  Restructuring and other special charges of $2.9 million in 2022 were associated with a CFO transition at our corporate headquarters.  Refer to Note 4 to the consolidated financial statements for additional information related to these charges.

RESTRUCTURING AND OTHER INITIATIVES

Refer to the Financial Highlights section above and Note 4 to the consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Our borrowings under the revolving credit agreement decreased $125.5 million to $182.0 million at the end of 2023, compared to $307.5 million at the end of last year.  The decrease reflects strong cash generation in 2023 and our priority to reduce borrowings under the revolving credit agreement to mitigate the high interest rate environment.  Net interest expense in 2023 was $19.4 million, compared to $14.3 million in 2022.  The increase in net interest expense in 2023 was primarily due to higher interest rates, partially offset by lower average borrowings on our revolving credit agreement.  The interest on our revolving credit facility is based on a variable interest rate, which has resulted in higher interest expense in the current rising interest rate environment.  Our interest expense will continue to be adversely affected by elevated interest rates in 2024.

Credit Agreement

As further discussed in Note 11 to the consolidated financial statements, the Company maintains a revolving credit facility (the “Credit Agreement”) for working capital needs. The Credit Agreement, which provides borrowing availability of up to $500.0 million, subject to borrowing base restrictions, that may be further increased by up to $250.0 million, matures on October 5, 2026.  Interest on the borrowings was previously calculated using variable rates based on the London Interbank Offered Rate ("LIBOR") (with a floor of 0.0%), or the prime rate (as defined in the Fifth Amendment), plus a spread.  On April 27, 2023, the Company entered into a Sixth Amendment to Fourth Amended and Restated Credit agreement (as so amended, the “Credit Agreement”) to transition the borrowings on the revolving credit facility from bearing interest based on LIBOR to a term secured overnight financing rate (“SOFR”).

At February 3, 2024, we had $182.0 million of borrowings and $9.5 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $308.5 million at February 3, 2024.  We were in compliance with all covenants and restrictions under the Credit Agreement as of February 3, 2024.

Working Capital and Cash Flow

	February 3, 2024	January 28, 2023
Working capital ($ millions) (1)	$46.0	$(79.7)
Current ratio (2)	1.06:1	0.91:1
Debt-to-capital ratio (3)	24.3%	41.9%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	Debt-to-capital has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at February 3, 2024 was $46.0 million, which was $125.7 million higher than at January 28, 2023.  The increase in working capital from 2022 primarily reflects lower borrowings under our revolving credit agreement, other accrued expenses and lease obligations, partially offset by lower inventory.  Our current ratio was 1.06 to 1 at February 3, 2024, compared to 0.91 to 1 at January 28, 2023.  Our debt-to-capital ratio was 24.3% as of February 3, 2024, compared to 41.9% at January 28, 2023, reflecting higher shareholders’ equity attributable to our strong financial results in 2023.

			Increase (Decrease)
($ millions)	2023	2022	in Cash Equivalents
Net cash provided by operating activities	$200.2	$125.9	$74.3
Net cash used for investing activities	(49.6)	(64.0)	14.4
Net cash used for financing activities	(163.0)	(58.2)	(104.8)
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)	0.2
(Decrease) increase in cash and cash equivalents	$(12.3)	$3.6	$(15.9)

Cash provided by operating activities was $74.3 million higher in 2023 than last year, reflecting the following factors:

●	An increase in trade accounts payable in 2023 compared to a decrease last year; and

●	A larger decrease in inventory in 2023 compared to 2022 due to more typical inventory receipt flow after supply chain operations normalized; partially offset by
●	A larger increase in prepaid expenses and other current and noncurrent assets in 2023 compared to 2022; and
●	A larger decrease in accrued expenses and other liabilities in 2023 compared to 2022, due in part to lower anticipated payments under our incentive plans.

We are in the process of undergoing a multi-year cloud-based enterprise resource planning (“ERP”) implementation.  We expect to fund the first phase of the implementation in 2024 with cash provided by operating activities.

Cash used for investing activities was $14.4 million lower in 2023 than last year, reflecting lower capital expenditures.  In 2024, we expect our purchases of property and equipment and capitalized software to be between $60 million and $70 million.

Cash used for financing activities was $104.8 million higher in 2023 than last year, primarily due to net repayments on our revolving credit agreement of $125.5 million in 2023, compared to net borrowings of $17.5 million in 2022.  In addition, the issuance of common stock under share-based plans was $5.7 million higher in 2023 compared to 2022.  These increases were partially offset by a $45.8 million decrease in repurchases of common stock under our share repurchase programs during 2023 compared to 2022.

We paid dividends of $0.28 per share in each of 2023, 2022 and 2021. The 2023 dividends marked the 101st year of consecutive quarterly dividends.  On March 14, 2024, the Board of Directors declared a quarterly dividend of $0.07 per share, payable on April 12, 2024, to shareholders of record on March 28, 2024.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

As of February 3, 2024, we had various contractual or other obligations, including the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Borrowings under Credit Agreement (1)	$182.0	$182.0	$—	$—	$—
Operating lease commitments, including imputed interest (2)	646.6	173.4	221.9	132.1	119.2
Purchase obligations (3)	514.0	488.9	19.0	2.1	4.0
Transition tax (4)	7.0	4.5	2.5	—	—
Other (5)	15.6	5.7	6.1	2.2	1.6
Total	$1,365.2	$854.5	$249.5	$136.4	$124.8
(1)	Refer to further discussion in Note 11 to the consolidated financial statements.
(2)	The majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the minimum rent obligations, irrespective of our ability to reduce or terminate rental payments in the future. Refer to Note 12 to the consolidated financial statements.
(3)	Purchase obligations include agreements to purchase assets, goods or services that specify all significant terms, including quantity and price provision.
(4)	One-time transition tax for the mandatory deemed repatriation of cumulative international earnings related to income tax reform.
(5)	Includes obligations of our supplemental executive retirement plan and other postretirement benefits, as discussed in Note 5 to the consolidated financial statements.

We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements.  Our most significant policies requiring the use of estimates and judgments are described below.

Inventories

Inventories are one of our most significant assets, representing approximately 30% of total assets at the end of 2023.  We value our inventories at the lower of cost or market for approximately 86% of our consolidated inventories, which represents the divisions using the LIFO cost method. For the remaining portion, our inventories are valued at the lower of cost or net realizable value. For inventory valued at LIFO, we regularly review the inventory for excess, obsolete or impaired inventory and write it down to the lower of cost or market. We apply judgment in determining the market value of inventory, which requires an estimate of net realizable value, including current and expected selling prices, costs to sell and normal gross profit rates. The method used to determine market value varies by business division, based on the unique operating models. At our Famous Footwear segment and certain operations within our Brand Portfolio segment, market value is determined based on net realizable value less an estimate of expected costs to be incurred to sell the product. Accordingly, we record markdowns when it becomes evident that inventory items will be sold at prices below cost. As a result, gross profit rates at our Famous Footwear segment and, to a lesser extent, our Brand Portfolio segment are lower than the initial markup during periods when permanent price reductions are taken to clear product.  For the majority of our Brand Portfolio segment, we determine market value based upon the net realizable value of inventory less a normal gross profit rate.  We believe these policies reflect the difference in operating models between our Famous Footwear segment and our Brand Portfolio segment.  Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories.  The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

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

Store Impairment Charges

We regularly analyze the results of all stores and assess the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period, and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets and property and equipment is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  The projected cash flows of the stores (including net sales projections), discount rates and current market lease rates for the remaining lease term of the related stores used to determine fair value require significant management judgment and are the assumptions to which the fair value calculations are most sensitive.

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

During 2020, we entered into a three-year cumulative loss position driven by the significant loss before income taxes.  At that time, we increased our valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of our deferred tax assets in those jurisdictions.  Due to stronger earnings in 2022 and 2023, the Company is no longer in a cumulative three-year loss position as of February 3, 2024.  Accordingly, we released valuation allowances on certain deferred tax assets totaling $17.4 million in 2022 and $26.7 million in 2023.  As of February 3, 2024, we have valuation allowances totaling $7.2 million, reflecting the uncertainty regarding the utilization of net operating loss carryforwards.

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

INTEREST RATES

Our financing arrangements as of February 3, 2024 include outstanding variable-rate debt under the Credit Agreement.  Changes in interest rates impact fixed and variable rate debt differently.  For fixed-rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable-rate debt will impact interest expense and cash flows.  Refer to Note 11 to the consolidated financial statements for further discussion of our Credit Agreement.

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

Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of February 3, 2024. The effectiveness of our internal control over financial reporting as of February 3, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Caleres, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Caleres, Inc.’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Caleres, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 3, 2024 and January 28, 2023, the related consolidated statements of earnings, comprehensive income,  shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated April 2, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

St. Louis, Missouri

April 2, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Caleres, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of February 3, 2024 and January 28, 2023, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 3, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 2, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Inventory Markdown Reserves
Description of the Matter

As described in Note 1 and Note 8, the Company had inventories of $540.7 million as of February 3, 2024 which included finished goods of $525.8 million, net of related markdown reserves of $20.9 million. The Company provides markdown reserves to reduce the carrying values of inventories. In determining markdown reserves, the Company considers recent and forecasted sales prices, the length of time the product is held in inventory, quantities of various product styles contained in inventory as well as demand, among other factors.

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

St. Louis, Missouri

April 2, 2024

Consolidated Balance Sheets

($ thousands)	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$21,358	$33,700
Receivables, net of allowances of $30,317 in 2023 and $30,820 in 2022	140,400	132,802
Inventories, net of adjustment to last-in, first-out cost of $10,254 in 2023 and $6,301 in 2022	540,674	580,215
Income taxes	14,215	17,527
Property and equipment, held for sale	16,777	16,777
Prepaid expenses and other current assets	55,485	50,434
Total current assets	788,909	831,455

Prepaid pension costs	74,951	83,396
Lease right-of-use assets	528,029	518,196
Property and equipment, net	167,583	160,883
Deferred income taxes	4,401	—
Goodwill and intangible assets, net	203,310	215,392
Other assets	37,563	27,150
Total assets	$1,804,746	$1,836,472

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$182,000	$307,500
Trade accounts payable	251,912	229,908
Employee compensation and benefits	70,316	87,041
Income taxes	11,222	7,650
Lease obligations	112,764	136,051
Other accrued expenses	114,742	143,046
Total current liabilities	742,956	911,196
Other liabilities:
Noncurrent lease obligations	453,097	444,074
Income taxes	2,464	7,786
Deferred income taxes	11,536	19,001
Other liabilities	27,123	28,302
Total other liabilities	494,220	499,163
Equity:
Common stock, $0.01 par value, 35,490,019 and 35,715,752 shares outstanding in 2023 and 2022, respectively	355	357
Additional paid-in capital	184,451	180,747
Accumulated other comprehensive loss	(34,504)	(26,750)
Retained earnings	410,329	266,329
Total Caleres, Inc. shareholders’ equity	560,631	420,683
Noncontrolling interests	6,939	5,430
Total equity	567,570	426,113
Total liabilities and equity	$1,804,746	$1,836,472

See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2023	2022	2021
Net sales	$2,817,294	$2,968,138	$2,777,604
Cost of goods sold	1,554,337	1,683,265	1,550,287
Gross profit	1,262,957	1,284,873	1,227,317
Selling and administrative expenses	1,062,399	1,067,636	1,008,028
Restructuring and other special charges, net	6,103	2,910	13,482
Operating earnings	194,455	214,327	205,807
Interest expense, net	(19,343)	(14,264)	(30,930)
Loss on early extinguishment of debt	—	—	(1,011)
Other income, net	6,210	12,971	15,378
Earnings before income taxes	181,322	213,034	189,244
Income tax provision	(9,490)	(33,339)	(51,081)
Net earnings	171,832	179,695	138,163
Net earnings (loss) attributable to noncontrolling interests	441	(2,047)	1,144
Net earnings attributable to Caleres, Inc.	171,391	181,742	137,019

Basic earnings per common share attributable to Caleres, Inc. shareholders	$4.80	$4.98	$3.59

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$4.80	$4.92	$3.56

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

($ thousands)	2023	2022	2021
Net earnings	$171,832	$179,695	$138,163
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	183	(907)	(611)
Pension and other postretirement benefits adjustments	(7,869)	(17,719)	1,207
Other comprehensive (loss) income, net of tax	(7,686)	(18,626)	596
Comprehensive income	164,146	161,069	138,759
Comprehensive income (loss) attributable to noncontrolling interests	509	(2,529)	1,210
Comprehensive income attributable to Caleres, Inc.	$163,637	$163,598	$137,549

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2023	2022	2021
Operating Activities
Net earnings	$171,832	$179,695	$138,163
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	36,172	32,449	34,069
Amortization of capitalized software	5,026	4,451	5,693
Amortization of intangible assets	12,082	12,111	12,568
Amortization of debt issuance costs and debt discount	407	407	874
Share-based compensation expense	14,804	17,311	12,297
Loss on disposal of property and equipment	1,353	1,369	472
Impairment charges for property, equipment, and lease right-of-use assets	749	1,803	4,135
Adjustment to expected credit losses	1,018	(262)	(2,242)
Deferred income taxes	(11,866)	4,270	6,487
Fair value adjustments to Blowfish mandatory purchase obligation	—	—	15,424
Blowfish mandatory purchase obligation	—	—	(45,562)
Loss on early extinguishment of debt	—	—	1,011
Changes in operating assets and liabilities:
Receivables	(8,494)	(10,302)	7,002
Inventories	39,495	16,242	(108,772)
Prepaid expenses and other current and noncurrent assets	(15,285)	(1,971)	(11,843)
Trade accounts payable	22,038	(101,450)	50,936
Accrued expenses and other liabilities	(70,974)	(34,590)	32,656
Income taxes, net	1,562	5,896	15,831
Other, net	232	(1,550)	(758)
Net cash provided by operating activities	200,151	125,879	168,441

Investing Activities
Purchases of property and equipment	(44,584)	(55,913)	(18,393)
Capitalized software	(5,034)	(8,124)	(5,752)
Net cash used for investing activities	(49,618)	(64,037)	(24,145)

Financing Activities
Borrowings under revolving credit agreement	532,500	859,500	632,000
Repayments under revolving credit agreement	(658,000)	(842,000)	(592,000)
Redemption of senior notes	—	—	(200,000)
Dividends paid	(9,954)	(10,184)	(10,648)
Acquisition of treasury stock	(17,445)	(63,225)	(16,965)
Issuance of common stock under share-based plans, net	(11,094)	(5,387)	(3,910)
Contributions by noncontrolling interests	1,000	3,142	—
Blowfish Malibu mandatory purchase obligation	—	—	(8,996)
Debt issuance costs	—	—	(1,190)
Other	—	—	(676)
Net cash used for financing activities	(162,993)	(58,154)	(202,385)
Effect of exchange rate changes on cash and cash equivalents	118	(103)	(91)
(Decrease) increase in cash and cash equivalents	(12,342)	3,585	(58,180)
Cash and cash equivalents at beginning of period	33,700	30,115	88,295
Cash and cash equivalents at end of period	$21,358	$33,700	$30,115

See notes to consolidated financial statements, including the supplemental disclosures on cash flows in Note 1.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other		Total
				Comprehensive		Caleres, Inc.	Non-
($ thousands, except number of shares	Common Stock		Additional	(Loss)	Retained	Shareholders’	controlling
and per share amounts)	Shares	Dollars	Paid-In Capital	Income	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 30, 2021	37,966,204	$380	$160,446	$(9,136)	$48,557	$200,247	$3,607	$203,854
Net earnings					137,019	137,019	1,144	138,163
Foreign currency translation adjustment				(677)		(677)	66	(611)
Pension and other postretirement benefits adjustments, net of tax of $444				1,207		1,207		1,207
Comprehensive income				530	137,019	137,549	1,210	138,759
Dividends ($0.28 per share)					(10,648)	(10,648)		(10,648)
Acquisition of treasury stock	(661,265)	(7)			(16,958)	(16,965)		(16,965)
Issuance of common stock under share-based plans, net	330,206	3	(3,913)			(3,910)		(3,910)
Share-based compensation expense			12,297			12,297		12,297
BALANCE JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387
Net earnings (loss)					181,742	181,742	(2,047)	179,695
Foreign currency translation adjustment				(425)		(425)	(482)	(907)
Pension and other postretirement benefits adjustments, net of tax of $6,145				(17,719)		(17,719)		(17,719)
Comprehensive (loss) income				(18,144)	181,742	163,598	(2,529)	161,069
Contributions by noncontrolling interests, net						—	3,142	3,142
Dividends ($0.28 per share)					(10,184)	(10,184)		(10,184)
Acquisition of treasury stock	(2,622,845)	(26)			(63,199)	(63,225)		(63,225)
Issuance of common stock under share-based plans, net	703,452	7	(5,394)			(5,387)		(5,387)
Share-based compensation expense			17,311			17,311		17,311
BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113
Net earnings					171,391	171,391	441	171,832
Foreign currency translation adjustment				115		115	68	183
Pension and other postretirement benefits adjustments, net of tax of $2,724				(7,869)		(7,869)		(7,869)
Comprehensive (loss) income				(7,754)	171,391	163,637	509	164,146
Contributions by noncontrolling interests, net						—	1,000	1,000
Dividends ($0.28 per share)					(9,954)	(9,954)		(9,954)
Acquisition of treasury stock	(763,000)	(8)			(17,437)	(17,445)		(17,445)
Issuance of common stock under share-based plans, net	537,267	6	(11,100)			(11,094)		(11,094)
Share-based compensation expense			14,804			14,804		14,804
BALANCE FEBRUARY 3, 2024	35,490,019	$355	$184,451	$(34,504)	$410,329	$560,631	$6,939	$567,570

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Caleres, Inc., originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company. The Company’s shares are traded under the “CAL” symbol on the New York Stock Exchange.

The Company provides a broad offering of branded, licensed and private-label athletic, casual and dress footwear products to women, men and children. The footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. The Company currently operates 958 retail shoe stores in the United States, Canada, East Asia and Guam under the Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds names.  In addition, through its Brand Portfolio segment, the Company designs, sources, manufactures and markets footwear to retail stores domestically and internationally, including online retailers, national chains, department stores, independent retailers and mass merchandisers.  Refer to Note 2 to the consolidated financial statements for additional information regarding the Company’s revenue by category and Note 7 for discussion of the Company’s business segments.

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

Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates.  In 2019, the Company entered into a joint venture with Brand Investment Holding Limited ("Brand Investment Holding"), a member of the Gemkell Group, to sell branded footwear in China, including Sam Edelman, Naturalizer and other brands.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions ("CLT").  In 2023, capital contributions of $2.0 million were made to CLT, including $1.0 million received from Brand Investment Holding.  As of February 3, 2024 and January 28, 2023, assets of CLT were $23.2 million and $19.8 million, respectively, and liabilities were $9.3 million and $9.1 million, respectively.  Net sales of CLT were $26.8 million and $16.9 million in 2023 and 2022, respectively.  Operating earnings of CLT were $0.5 million for 2023, compared to an operating loss of $2.7 million in 2022.

The Company consolidates CLT into its consolidated financial statements on a one-month lag.  Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the consolidated financial statements.

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal year 2023 includes a 53-week period ending February 3, 2024.  Fiscal years 2022 and 2021, both of which included 52 weeks, ended on January 28, 2023 and January 29, 2022, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions.  These receivables typically settle in five days or less.  Amounts due from the financial institutions for these transactions totaled $9.3 million and $8.6 million as of February 3, 2024 and January 28, 2023, respectively.  The Company had an immaterial amount of restricted cash as of February 3, 2024 and January 28, 2023.

Receivables

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The allowance for expected credit losses is adjusted for current conditions and reasonable and supportable forecasts.  The Company recognized a provision for expected credit losses of $1.0 million in 2023 and adjustments to the provision of $0.3 million and $2.2 million in 2022 and 2021, respectively.

Customer allowances represent reserves against the Company’s wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances.  The Company estimates the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of the Company’s major retail customers.  Product returns and customer deductions are estimated using historical experience and anticipated future trends.  Co-op advertising allowances are estimated based on customer agreements.  The Company recognized provisions for customer allowances of $28.5 million, $27.6 million and $26.1 million in 2023, 2022 and 2021, respectively.

Customer discounts represent reserves against the Company’s accounts receivable for discounts that wholesale customers may take based on meeting certain order, payment or return guidelines.  The Company estimates the reserves needed for customer discounts based upon customer net sales and terms of the respective agreements.  The Company recognized  provisions for customer discounts of $9.9 million, $11.4 million and $7.5 million in 2023, 2022 and 2021, respectively.

Inventories

The Company values inventories at the lower of cost or market for approximately 86% of consolidated inventories, which represents divisions using the last-in, first-out (“LIFO”) method.  For the remaining portion, the Company’s inventories are valued at the lower of cost or net realizable value.  For inventory valued at LIFO, the Company regularly reviews the inventory for excess, obsolete or impaired inventory, and writes it down to the lower of cost or market.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $10.3 million and $6.3 million higher at February 3, 2024 and January 28, 2023, respectively.  In 2023 and 2022, the Company recorded LIFO provisions of $4.9 million and $4.7 million, respectively, on certain inventories at the Famous Footwear segment as a result of product cost inflation.  Refer to Note 8 to the consolidated financial statements for additional information related to inventories.

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

The determination of markdown reserves for the Brand Portfolio segment requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  In determining markdown reserves, management considers recent and forecasted sales prices, historical gross profit rates, the length of time the product is held in inventory and quantities of various product styles contained in inventory, as well as demand, among other factors.  The ultimate amount realized from the sale of certain products could differ from management estimates.  Markdown reserves were $20.9 million and $43.9 million as of February 3, 2024 and January 28, 2023, respectively.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold.  Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred.  Such warehousing and distribution costs totaled $117.0 million, $121.0 million and $99.5 million in 2023, 2022 and 2021, respectively.  Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred.  Such sourcing and procurement costs totaled $22.0 million, $21.4 million and $22.2 million in 2023, 2022 and 2021, respectively.

The Company performs physical inventory counts or cycle counts on all merchandise inventory on hand throughout the year and adjusts the recorded balance to reflect the results.  The Company records estimated shrinkage between physical inventory counts based on historical results.

Computer Software Costs

The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $16.3 million and $16.0 million of computer software costs as of February 3, 2024 and January 28, 2023, respectively, which are net of accumulated amortization of $88.1 million and $88.5 million as of the end of the respective periods.  In addition, other assets on the consolidated balance sheets include $16.4 million and $5.6 million for cloud computing arrangements (software-as-a-service contracts) and related implementation costs as of February 3, 2024 and January 28, 2023, respectively, which are net of accumulated amortization of $6.7 million and $4.7 million as of the end of the respective periods.  The balance as of February 3, 2024 includes capitalized costs associated with the Company’s multi-year implementation of a cloud-based ERP.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is provided over the estimated useful lives of the assets or the remaining lease terms, where applicable, using the straight-line method.

Interest Expense

Interest Expense

Interest expense generally includes interest for borrowings under the Company’s revolving credit agreement, fees paid for the unused portion of the line of credit, and amortization of the deferred debt issuance costs.  Interest expense for 2021  included interest for the Company’s long-term debt and related amortization of deferred debt issuance costs and debt discount, as well as fair value adjustments on the mandatory purchase obligation from the acquisition of Blowfish Malibu, as further described in Note 4 to the consolidated financial statements.

Capitalized Interest

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets.  The Company capitalized interest of $0.3 million in 2023 related to its multi-year implementation of a cloud-based ERP, with no corresponding interest capitalized in 2022.

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

Self-Insurance Reserves

The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others.  Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions.  The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends.  Based on available information as of February 3, 2024, the Company believes it has provided adequate reserves for its self-insurance exposure.  As of February 3, 2024 and January 28, 2023, self-insurance reserves were $10.4 million and $9.7 million, respectively.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financing institutions.  The liabilities for the suppliers that participate in the Program are presented within accounts payable in the Company’s consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of February 3, 2024 and January 28, 2023, the Company had $13.0 million and $26.0 million, respectively, of accounts payable subject to the Program arrangements.

Revenue Recognition

Retail sales, recognized at the point of sale, are recorded net of returns and exclude sales tax.   Wholesale sales are recorded, net of returns, allowances and discounts, when obligations under the terms of a contract with the consumer are satisfied. This generally occurs at the time of transfer of control of merchandise.  The Company considers several control indicators in its assessment of the timing of the transfer of control, including significant risks and rewards of ownership, physical possession and the Company’s right to receive payment.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring merchandise.  Reserves for projected merchandise returns, discounts and allowances are determined based on historical experience and current expectations.  Revenue is recognized on license fees related to Company-owned brand names, where the Company is the licensor, when the related sales of the licensee are made.  The Company applies the guidance using the portfolio approach in ASC 606, Revenue from Contracts with Customers, because this methodology would not differ materially from applying the guidance to the individual contracts within the portfolio.  The Company excludes sales and similar taxes collected from customers from the measurement of the transaction price for its retail sales.  Refer to Note 2 for further discussion of revenue.

Gift Cards

The Company sells gift cards to its customers in its retail stores, through its e-commerce sites and at other retailers. The Company’s gift cards do not have expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Gift card breakage is recognized during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern.  Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets.  The Company recognized gift card breakage of $0.8 million, $1.1 million and $1.0 million in 2023, 2022 and 2021, respectively.

Loyalty Program

The Company maintains a loyalty program at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases.  Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear.  Savings certificates earned must be redeemed within stated expiration dates.  In addition to the savings certificates, the Company also offers exclusive member discounts.  The value of points and rewards earned by Famous Footwear’s loyalty program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates.  Approximately 77% of net sales in the Famous Footwear segment were made to its loyalty program members in both 2023 and 2022.  In addition, loyalty programs have recently been launched for the Allen Edmonds and Naturalizer brands. As of February 3, 2024 and January 28, 2023, the Company had loyalty program liabilities totaling $11.5 million and $17.7 million, respectively, which are included in other accrued expenses on the consolidated balance sheets.  Of the $11.5 million loyalty program liability as of February 3, 2024, $10.0 million is reflected in the Famous Footwear segment and $1.5 million is reflected in the Brand Portfolio segment.  Of the $17.7 million loyalty program liability as of January 28, 2023, $16.0 million is reflected in the Famous Footwear segment and $1.7 million is reflected in the Brand Portfolio segment.

Store Impairment Charges

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use asset, indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded asset impairment charges, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores, of $0.7 million, $1.8 million and $4.1 million in 2023, 2022 and 2021, respectively.

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

Total advertising and marketing expense was $145.7 million, $138.0 million and $118.1 million in 2023, 2022 and 2021, respectively.  These costs were offset by co-op advertising allowances recovered by the Company’s retail business of $6.2 million, $6.0 million and $5.4 million in 2023, 2022 and 2021, respectively.  Total co-op advertising costs reflected as a reduction of net sales were $17.0 million in 2023, $18.5 million in 2022 and $10.8 million in 2021.  Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $7.0 million and $4.6 million at February 3, 2024 and January 28, 2023, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of its assets and liabilities. The Company establishes valuation allowances if it believes that it is more-likely-than-not that some or all of its deferred tax assets will not be realized.  The Company does not recognize a tax benefit unless it concludes that it is more-likely-than-not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position.  If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that, in its judgment, is greater than 50% likely to be realized.  The Company records interest and penalties related to unrecognized tax positions within the income tax provision benefit on the consolidated statements of earnings.

Operating Leases

The Company leases all of its retail locations, a manufacturing facility and certain office locations, distribution centers and equipment under operating leases.  Approximately 33% of the leases entered into by the Company include options that allow the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.  In accordance with ASC Topic 842, Leases (“ASC 842”), lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The majority of the Company’s leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date, including implied traded debt yield and seniority adjustments, to determine the present value of future payments.  Lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are expensed as incurred.

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

Comprehensive Income

Comprehensive income primarily includes the effect of foreign currency translation adjustments and pension and other postretirement benefits adjustments.

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

Pension and Other Postretirement Benefits Adjustments

The Company determines the expense and obligations for retirement and other benefit plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors.  The Company determines the fair value of plan assets and benefit obligations as of the January 31 measurement date. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total Caleres, Inc. shareholders’ equity and is recognized into expense over time. Refer to additional information related to pension and other postretirement benefits in Note 5 and Note 14 to the consolidated financial statements.

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

Environmental expenditures relating to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed.  Based upon independent environmental assessments, liabilities are recorded when remedial action is considered probable and the costs can be reasonably estimated and are evaluated independently of any future claims recovery.  Generally, the timing of these accruals coincides with completion of a feasibility study or the Company’s commitment to a formal plan of action, and the cost estimates are subject to change as new information becomes available.  Costs of future expenditures for environmental remediation obligations are discounted to their present value in those situations requiring only continuing maintenance and monitoring based upon a schedule of fixed payments.

Share-Based Compensation

The Company has share-based incentive compensation plans under which certain officers, employees and members of the Board of Directors are participants and may be granted restricted stock, stock performance awards and stock options. Additionally, share-based grants may be made to non-employee members of the Board of Directors in the form of restricted stock units (“RSUs”) payable in cash or the Company’s common stock. The Company accounts for share-based compensation in accordance with the fair value recognition provisions of ASC 718, Compensation – Stock Compensation, and ASC 505, Equity, which require all share-based payments to employees and members of the Board of Directors, to be recognized as expense in the consolidated financial statements based on their fair values.  Expense for restricted stock is based on the fair value of the restricted stock on the date of grant.  Expense for graded-vesting grants is recognized ratably over the respective vesting periods, which is generally 50% over two years and 50% over three years, and expense for cliff-vesting grants is recognized on a straight-line basis over the vesting period, which is generally one year. Expense for stock performance awards is recognized based upon the fair value of the awards on the date of grant and the anticipated number of shares or units to be awarded on a straight-line basis over the respective term of the award, or individual vesting portion of an award.  Expense for the initial grant of RSUs is recognized ratably over the one-year vesting period based upon the fair value of the RSUs, and for cash-equivalent RSUs, is remeasured at the end of each period.  The Company accounts for forfeitures of share-based grants as they occur. If the anticipated number of shares to be awarded or the share value of the Company’s common stock changes significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.  Refer to additional information related to share-based compensation in Note 15 to the consolidated financial statements.

Consolidated Statements of Cash Flows Supplemental Disclosures

The Company made payments for federal, state and international taxes, net of refunds, of $19.8 million, including $9.2 million for international taxes and $5.3 million each for federal and state taxes in 2023.  The Company made payments for federal, state and international taxes, net of refunds, of $17.4 million, including $8.4 million for state taxes, $4.7 million for federal taxes and $4.3 million for international taxes in 2022.  During 2021, the Company made payments for federal, state and international taxes, net of refunds, of $29.3 million, including $22.6 million for federal taxes, $3.5 million for state taxes and $3.2 million for international taxes.  Refer to Note 6 to the consolidated financial statements for further information regarding income taxes.

Cash payments of interest for the Company’s borrowings under the revolving credit agreement and long-term debt during 2023, 2022 and 2021 were $19.7 million, $12.5 million and $20.4 million, respectively.  Refer to Note 11 to the consolidated financial statements for further discussion regarding the Company’s financing arrangements.

Impact of Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities – Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations.  The guidance requires qualitative and quantitative disclosures about supplier finance programs in annual financial statements, including key terms of the programs, amounts outstanding, balance sheet presentation and a rollforward of amounts outstanding during the year.  For interim periods, the ASU requires disclosure of total obligations outstanding that have been confirmed as valid.  The ASU is effective for the Company in fiscal year 2023, except for the rollforward requirement, which is effective in fiscal year 2024.  The Company adopted the amendments on a retrospective basis during the first quarter of 2023, with the exception of the annual rollforward requirement, which will be adopted on a prospective basis by the effective date.  Refer to the Supply Chain Financing section earlier in this footnote for additional information regarding the Company’s supplier finance program.

Impact of Prospective Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures by disclosing significant segment expenses that are regularly provided to the chief operating decision maker.  The ASU is effective for the Company’s annual disclosures for fiscal year 2024 and for interim periods in the Company’s fiscal year 2025.  The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The ASU expands the income tax disclosure requirements, principally related to the rate reconciliation table and income taxes paid by jurisdiction.  ASU 2023-09 is effective for the Company on a prospective basis in fiscal 2025, with the option to apply the standard retrospectively, and early adoption is permitted.  The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

2.   REVENUES

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for 2023, 2022 and 2021:

	2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,395,689	$69,820	$—	$1,465,509
E-commerce - Company websites (1)	210,622	229,495	—	440,117
E-commerce - wholesale drop-ship (1)	—	133,097	(5,786)	127,311
Total direct-to-consumer sales	1,606,311	432,412	(5,786)	2,032,937
Wholesale - e-commerce (1)	—	233,183	—	233,183
Wholesale - landed	—	491,132	(57,169)	433,963
Wholesale - first cost	—	101,472	—	101,472
Licensing and royalty	2,330	12,576	—	14,906
Other (2)	755	78	—	833
Net sales	$1,609,396	$1,270,853	$(62,955)	$2,817,294

	2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,467,968	$60,113	$—	$1,528,081
E-commerce - Company websites (1)	233,977	218,434	—	452,411
E-commerce - wholesale drop-ship (1)	—	148,825	(5,649)	143,176
Total direct-to-consumer sales	1,701,945	427,372	(5,649)	2,123,668
Wholesale - e-commerce (1)	—	207,779	—	207,779
Wholesale - landed	—	548,838	(54,078)	494,760
Wholesale - first cost	—	125,091	—	125,091
Licensing and royalty	2,105	13,604	—	15,709
Other (2)	1,043	88	—	1,131
Net sales	$1,705,093	$1,322,772	$(59,727)	$2,968,138

	2021
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,494,595	$59,269	$—	$1,553,864
E-commerce - Company websites (1)	251,823	189,564	—	441,387
E-commerce - wholesale drop-ship (1)	—	93,783	(2,427)	91,356
Total direct-to-consumer sales	1,746,418	$342,616	$(2,427)	$2,086,607
Wholesale - e-commerce (1)	$—	157,195	—	157,195
Wholesale - landed	—	468,436	(49,263)	419,173
Wholesale - first cost	—	100,467	—	100,467
Licensing and royalty	1,010	12,138	—	13,148
Other (2)	863	151	—	1,014
Net sales	$1,748,291	$1,081,003	$(51,690)	$2,777,604
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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	February 3, 2024	January 28, 2023
Customer allowances and discounts	$21,497	$21,917
Loyalty programs liability	11,457	17,732
Returns reserve	10,586	12,038
Gift card liability	6,385	6,659

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented. In addition, during 2023, the loyalty programs liability increased $44.1 million due to points and material rights earned on purchases and decreased $50.4 million due to expirations and redemptions.  During 2022, the loyalty programs liability increased $36.6 million due to points and material rights earned on purchases and decreased $37.7 million due to expirations and redemptions.

Allowance for Expected Credit Losses

The following table summarizes the activity in the Company’s allowance for expected credit losses for 2023 and 2022:

($ thousands)	2023	2022
Balance, beginning of period	$8,903	$9,601
Adjustment for expected credit losses	1,018	(262)
Uncollectible accounts written off, net of recoveries	(1,101)	(436)
Balance, end of period	$8,820	$8,903

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

($ thousands, except per share amounts)	2023	2022	2021

NUMERATOR
Net earnings	$171,832	$179,695	$138,163
Net (earnings) loss attributable to noncontrolling interests	(441)	2,047	(1,144)
Net earnings attributable to Caleres, Inc.	$171,391	$181,742	$137,019
Net earnings allocated to participating securities	(7,517)	(7,716)	(4,982)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$163,874	$174,026	$132,037

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	34,142	34,930	36,741
Dilutive effect of share-based awards	10	475	354
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	34,152	35,405	37,095

Basic earnings per common share attributable to Caleres, Inc. shareholders	$4.80	$4.98	$3.59

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$4.80	$4.92	$3.56

There were no outstanding options to purchase shares of common stock in 2023 or 2022.  Options to purchase 16,667 shares of common stock in 2021 were not included in the denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders because the effect would be antidilutive.

As further discussed in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the Company has two publicly announced share repurchase programs.  The Company repurchased 763,000, 2,622,845 and 661,265 shares at a cost of $17.4 million, $63.2 million and $17.0 million during the years ended February 3, 2024, January 28, 2023 and January 29, 2022, respectively, under these programs. No excise taxes were due on the Company’s share repurchases during 2023 under the provisions of the Inflation Reduction Act of 2022.

4.   RESTRUCTURING AND OTHER INITIATIVES

Expense Reduction Initiatives

During 2023, the Company incurred costs of $6.1 million ($4.5 million on an after-tax basis, or $0.13 per diluted share) associated with its expense reduction initiatives.  The costs were primarily for severance and other costs to integrate the Blowfish Malibu office, showroom and information systems into the St. Louis infrastructure.  Of the $6.1 million in charges presented in restructuring and other special charges on the consolidated statements of earnings for 2023, $2.6 million is reflected in the Brand Portfolio segment, $2.1 million is reflected in the Eliminations and Other category and $1.4 million is reflected in the Famous Footwear segment. As of February 3, 2024, restructuring reserves of $3.2 million were included in other accrued expenses on the consolidated balance sheet.

Organizational Change

During 2022, the Company incurred costs of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) related to a CFO transition at the corporate headquarters.  These costs were recognized as restructuring and other special charges in the consolidated statement of earnings within the Eliminations and Other category.

Blowfish Mandatory Purchase Obligation

On July 6, 2018, the Company acquired a controlling interest in Blowfish Malibu.  The remaining interest was subject to a mandatory purchase obligation after a three-year period, which ended on July 31, 2021, based upon an earnings multiple formula as specified in the purchase agreement.  Approximately $9.0 million was initially assigned to the mandatory purchase obligation and fair value adjustments on the mandatory purchase obligation were recorded as interest expense.  The fair value adjustments on the mandatory purchase obligation totaled $15.4 million ($11.5 million on an after-tax basis, or $0.30 per diluted share) in 2021.  The mandatory purchase obligation was settled for $54.6 million on November 4, 2021.  The settlement of the $9.0 million initially assigned to the mandatory purchase obligation is presented within financing activities on the consolidated statements of cash flows and the remaining $45.6 million is presented within operating activities, in accordance with ASC 230, Statement of Cash Flows.  There were no corresponding charges during 2023 or 2022.

Brand Portfolio – Business Exits

During 2021, the Company incurred costs of $13.5 million ($11.9 million on an after-tax basis, or $0.31 per diluted share) related to the strategic realignment of the Naturalizer retail store operations.  These costs primarily represented lease termination and other stores closure costs, including employee severance, for the 73 stores that were closed during the first quarter of 2022.  These charges are presented in restructuring and special charges on the consolidated statement of earnings within the Brand Portfolio segment.

5.   RETIREMENT AND OTHER BENEFIT PLANS

The Company sponsors pension plans in both the United States and Canada. Under the domestic plans, salaried, management and certain hourly employees’ pension benefits are based on a two-rate formula applied to each year of service.  Participants receive the larger of the accrued benefit as of December 31, 2015 (based on service commencing at the date of hire and a 35-year service cap and an average annual salary for the five highest consecutive years during the last 10-year period) and the benefit calculated under the current plan provisions from the date of hire.  Generally, under the current plan provisions, a participant receives credit for one year of service for each 365 days of employment as an eligible employee with the Company commencing after the employee’s date of participation in the plan, up to 30 years.  Except for grandfathered employees and certain hourly associates in the Company’s retail divisions, final average compensation, taxable covered compensation and credited service for purposes of determining accrued pension benefits were frozen as of December 31, 2018.

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

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2023	2022	2023	2022
Benefit obligation at beginning of year	$285,572	$355,286	$1,018	$1,143
Service cost	5,020	7,143	—	—
Interest cost	14,543	11,977	48	35
Plan participants’ contribution	11	10	1	4
Plan amendments	—	407	—	—
Actuarial (gain) loss	(6,773)	(70,775)	(61)	(85)
Benefits paid	(16,149)	(15,440)	(75)	(79)
Settlements	—	(3,032)	—	—
Curtailments	—	13	—	—
Foreign exchange rate changes	(49)	(17)	—	—
Benefit obligation at end of year	$282,175	$285,572	$931	$1,018

The accumulated benefit obligation for the United States pension plans was $277.1 million and $280.5 million as of February 3, 2024 and January 28, 2023, respectively.  The accumulated benefit obligation for the Canadian pension plans was $3.2 million and $3.3 million as of February 3, 2024 and January 28, 2023, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2023	2022	2023	2022
Discount rate	5.40%	5.20%	5.40%	5.20%
Rate of compensation increase	1.70%	3.00%	N/A	N/A

As of February 3, 2024 and January 28, 2023, the Company used the PRI-2012 Bottom Quartile mortality table, projected using generational scale MP-2021, a base mortality table issued by the Society of Actuaries in 2021, to estimate the plan liabilities.

Plan Assets

Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”).  The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations.  This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy.  The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments.  The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines.  The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers.  The target allocations for plan assets for 2023 were equities of between 65% and 75% and debt securities of between 25% and 35%.  Allocations may change periodically based upon changing market conditions.  Corporate stocks – common did not include any Company stock at February 3, 2024 or January 28, 2023.

Assets of the Canadian pension plans, which totaled approximately $4.3 million on February 3, 2024, were invested 55% in equity funds, 42% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of February 3, 2024 or January 28, 2023.

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

●	Cash and cash equivalents include cash collateral and margin as well as money market funds. The fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency and therefore are classified within Level 1 of the fair value hierarchy.
●	Investments in U.S. government securities, the mutual fund, exchange-traded funds, corporate stocks - common and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency. Interest rate swap agreements and certain U.S. government securities are not traded on an exchange but are based on observable inputs that can be corroborated. Therefore, these investments are classified within Level 2 of the fair value hierarchy. The preferred securities and certain corporate stocks – common were offered in a private placement. The fair values of these investments are based on unobservable prices and therefore, they are classified within Level 3 of the fair value hierarchy.
●	The alternative investment fund is an investment in a pool of long-duration domestic investment grade assets. This investment is measured using net asset value per share, and therefore, is not classified within the fair value hierarchy.
●	The unallocated insurance contract is measured at net asset value per share, and therefore, is not classified within the fair value hierarchy.

The fair values of the Company’s pension plan assets at February 3, 2024 by asset category were as follows:

		Fair Value Measurements at February 3, 2024
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$11,138	$11,138	$—	$—
U.S. government securities	74,777	65,345	9,432	—
Interest rate swap agreements	3,647	—	3,647	—
Mutual fund	28,114	28,114	—	—
Exchange-traded funds	128,263	128,263	—	—
Corporate stocks - common	84,977	84,853	—	124
Preferred securities	237	—	—	237
S&P 500 Index options	(1,788)	(1,788)	—	—
Total investments in the fair value hierarchy	$329,365	$315,925	$13,079	$361

Investments measured at net asset value:
Alternative investment fund	14,654	—	—	—
Unallocated insurance contract	32	—	—	—
Total investments measured at net asset value	14,686	—	—	—

Total investments at fair value	$344,051	$315,925	$13,079	$361

The fair values of the Company’s pension plan assets at January 28, 2023 by asset category were as follows:

		Fair Value Measurements at January 28, 2023
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$12,962	$12,962	$—	$—
U.S. government securities	80,522	45,872	34,650	—
Interest rate swap agreements	(2,793)	—	(2,793)
Mutual fund	29,548	29,548	—	—
Exchange-traded funds	92,338	92,338	—	—
Corporate stocks - common	132,138	132,138	—	—
Preferred securities	335	—	—	335
S&P 500 Index options	(2,634)	(2,634)	—	—
Total investments in the fair value hierarchy	$342,416	$310,224	$31,857	$335

Investments measured at net asset value:
Alternative investment fund	14,293	—	—	—
Unallocated insurance contract	36	—	—	—
Total investments measured at net asset value	14,329	—	—	—

Total investments at fair value	$356,745	$310,224	$31,857	$335

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2023	2022	2023	2022
Fair value of plan assets at beginning of year	$356,745	$444,091	$—	$—
Actual return on plan assets	3,375	(69,361)	—	—
Employer contributions	118	494	74	75
Plan participants’ contributions	11	10	1	4
Benefits paid	(16,149)	(15,440)	(75)	(79)
Settlements	—	(3,032)	—	—
Foreign exchange rate changes	(49)	(17)	—	—
Fair value of plan assets at end of year	$344,051	$356,745	$—	$—

Funded Status

The over-funded status as of February 3, 2024 and January 28, 2023 for pension benefits was $61.9 million and $71.2 million, respectively. The under-funded status for other postretirement benefits was $0.9 million and $1.0 million as of February 3, 2024 and January 28, 2023, respectively.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2023	2022	2023	2022
Prepaid pension costs (noncurrent assets)	$74,951	$83,396	$—	$—
Accrued benefit liabilities (current liability)	(5,327)	(5,189)	(176)	(182)
Accrued benefit liabilities (noncurrent liability)	(7,748)	(7,034)	(755)	(836)
Net amount recognized at end of year	$61,876	$71,173	$(931)	$(1,018)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the		Accumulated Benefit Obligation
	Fair Value of Plan Assets		Exceeds the Fair Value of Plan Assets
($ thousands)	2023	2022	2023	2022
End of Year
Projected benefit obligation	$13,075	$12,223	$13,075	$12,223
Accumulated benefit obligation	12,144	11,392	12,144	11,392
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit income at February 3, 2024 and January 28, 2023 are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2023	2022	2023	2022
Components of accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$33,709	$25,967	$(374)	$(410)
Net prior service credit	71	(20)	—	—
Accumulated other comprehensive loss, net of tax	$33,780	$25,947	$(374)	$(410)

Net Periodic Benefit Income

Net periodic benefit income for 2023, 2022 and 2021 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2023	2022	2021	2023	2022	2021
Service cost	$5,020	$7,143	$7,494	$—	$—	$—
Interest cost	14,543	11,977	11,236	48	35	35
Expected return on assets	(24,353)	(27,987)	(28,437)	—	—	—
Amortization of:
Actuarial loss (gain)	3,785	3,088	2,410	(110)	(103)	(108)
Prior service credit	(123)	(314)	(514)	—	—	—
Settlement cost	—	320	—	—	—	—
Curtailments	—	13	—	—	—	—
Total net periodic benefit income	$(1,128)	$(5,760)	$(7,811)	$(62)	$(68)	$(73)

The non-service cost components of net periodic benefit income are included in other income, net in the consolidated statements of earnings.  Service cost is included in selling and administrative expenses.

	Pension Benefits			Other Postretirement Benefits
Weighted–average assumptions used to determine net periodic benefit income	2023	2022	2021	2023	2022	2021
Discount rate	5.20%	3.40%	3.10%	5.20%	3.40%	3.10%
Rate of compensation increase	3.00%	3.00%	3.00%	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.20%	7.25%	N/A	N/A	N/A

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

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
				Other
				Postretirement
($ thousands)	Funded Plan	SERP	Total	Benefits
Employer Contributions
2024 expected contributions to plan trusts	$73	$—	$73	$—
2024 expected contributions to plan participants	—	5,469	5,469	181
2024 refund of assets (e.g. surplus) to employer	133	—	133	—
Expected Benefit Payments
2024	$15,327	$5,469	$20,796	$181
2025	15,980	4,913	20,893	145
2026	16,702	926	17,628	116
2027	17,251	1,183	18,434	92
2028	17,865	813	18,678	73
2029-2033	93,809	1,479	95,288	187

Defined Contribution Plans

The Company’s domestic defined contribution 401(k) plan covers certain salaried employees.  For eligible salaried employees, the Company makes a core contribution of 1.5% and a matching contribution of up to 50% of the first 6% of the employees’ contributions.  The Company’s expense for this plan was $5.0 million in 2023, $4.6 million in 2022, and $5.5 million in 2021.  In addition to the core and matching contributions, the Company has the discretion to contribute up to an additional 2% profit-sharing benefit based on the Company’s performance.  The Company’s expense for the profit-sharing contribution was zero for 2023 and $2.6 million for 2022.  Beginning in January 2024, the Company also offers a 401(k) plan to certain hourly employees, providing the option to contribute from 2% to 30% of pre-tax wages to the 401(k) plan.  The hourly 401(k) plan does not offer matching contributions and therefore, the Company incurred no expense during 2023.

Non-Qualified Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan of $9.5 million and $7.9 million as of February 3, 2024 and January 28, 2023, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets.  The assets held by the trust of $9.5 million and $7.9 million as of February 3, 2024 and January 28, 2023, respectively, are presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

Non-Qualified Deferred Compensation Restoration Plan

In 2023, the Company adopted a non-qualified restoration deferred compensation restoration plan (the “Restoration Plan”) for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  The initial contribution to the Restoration Plan was funded in January 2024 and will occur annually thereafter. The plan assets and liabilities will fluctuate with the returns on the investment funds.  The deferrals are held in a separate trust, which has been established by the Company to administer the Restoration Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Restoration Plan of $0.3 million are presented in employee compensation and benefits and the assets held by the trust of $0.3 million are classified within prepaid and other current assets in the accompanying consolidated balance sheet as of February 3, 2024.  Changes in deferred compensation plan assets and liabilities are charged to selling and administrative expense in the accompanying consolidated statement of earnings for 2023.

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $2.0 million and $1.8 million as of February 3, 2024 and January 28, 2023, respectively, are based on 55,516 and 60,067 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

6.   INCOME TAXES

The components of earnings before income taxes consisted of domestic earnings before income taxes of $132.5 million, $168.0 million and $152.5 million in 2023, 2022 and 2021, respectively.  The Company’s international earnings before incomes taxes were $48.8 million, $45.0 million and $36.7 million in 2023, 2022 and 2021, respectively.

The components of income tax provision on earnings were as follows:

($ thousands)	2023	2022	2021
Federal
Current	$10,849	$11,506	$36,388
Deferred	5,138	6,975	(227)
Total federal income tax provision	15,987	18,481	36,161
State
Current	2,423	6,660	4,012
Deferred	(9,819)	3,421	6,531
Total state income tax (benefit) provision	(7,396)	10,081	10,543
International
Current	4,879	4,759	4,615
Deferred	(3,980)	18	(238)
Total international income tax provision	899	4,777	4,377
Total income tax provision	$9,490	$33,339	$51,081

The differences between the income tax provision reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate were as follows:

($ thousands)	2023	2022	2021
Income taxes at statutory rate	$38,078	$44,737	$39,741
State income taxes, net of federal tax benefit	5,710	8,981	8,361
International earnings taxed at differing rates from U.S. statutory	(5,367)	(1,974)	(3,588)
Share-based compensation	(3,106)	(602)	94
Provision for valuation allowance, net of utilization	(30,054)	(20,743)	8,978
Non-deductibility of 162(m) limitations	4,373	3,363	3,377
GILTI, BEAT and FDII provisions	427	422	346
CARES Act NOL, net carryback benefit (1)	—	—	365
International entity restructuring (2)	—	—	(6,697)
Other (3)	(571)	(845)	104
Total income tax provision	$9,490	$33,339	$51,081
(1)	The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law during 2020. Among the Internal Revenue Code provisions modified by the CARES Act was a five-year carryback period for net operating losses incurred in the 2018, 2019 and 2020 tax years; temporary removal of the 80% limitation on net operating loss usage, reinstated for tax years after 2020; a temporary increase in the interest expense limitation and acceleration of refundable AMT credit. The five-year carryback presented an opportunity to carry back net operating losses from years with a statutory 21% federal tax rate to years when the rate was 35%.
(2)	Reflects the deferred tax impacts of the liquidation of certain international subsidiaries, with related impacts presented in the provision for valuation allowance, net of utilization line in the table above.
(3)	The other category of income tax provision principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and the impact of any return-to-provision adjustments.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	February 3, 2024	January 28, 2023
Deferred Tax Assets
Lease obligations	$148,242	$147,910
Goodwill	34,386	38,407
Net operating loss carryforward/carryback	10,107	13,303
Accrued expenses	17,870	19,478
Employee benefits, compensation and insurance	15,689	17,350
Accounts receivable	6,094	6,304
Inventory capitalization and inventory reserves	6,623	6,642
Impairment of investment in nonconsolidated affiliate	1,470	1,470
Postretirement and postemployment benefit plans	207	228
Other	1,605	1,261
Total deferred tax assets, before valuation allowance	242,293	252,353
Valuation allowance	(7,153)	(39,540)
Total deferred tax assets, net of valuation allowance	$235,140	$212,813

Deferred Tax Liabilities
Lease right-of-use assets	$(138,315)	$(136,618)
Intangible assets	(13,659)	(12,054)
LIFO inventory valuation	(51,021)	(46,551)
Retirement plans	(17,239)	(19,381)
Capitalized software	(1,800)	(3,309)
Depreciation	(16,822)	(10,823)
Other	(3,419)	(3,078)
Total deferred tax liabilities	(242,275)	(231,814)
Net deferred tax liability	$(7,135)	$(19,001)

As of February 3, 2024, the Company had various federal, state and international net operating loss (“NOL”) carryforwards with tax values totaling $10.1 million.  The state NOLs totaling $3.4 million have carryforward periods ranging from one to 20 years.  The Company has NOLs in Canada and the United Kingdom of $4.1 million and $2.6 million, respectively.  The Canada NOLs have a carryforward period of 18 years, while the United Kingdom NOLs have no expiration.

During 2020, as a result of the significant loss before income taxes driven by the impairment of goodwill and intangible assets during the pandemic, the Company entered into a three-year cumulative loss position for federal, state and certain international jurisdictions.  During 2021, the Company also experienced operating losses at its Canadian business division, which were driven by exit-related costs associated with the Naturalizer retail stores.  As a result of the strong earnings before income taxes in both 2021 and 2022, the Company’s net deferred tax asset position declined.  As a result, in 2022, the Company released approximately $17.4 million of its valuation allowances on deferred tax assets.  Due to continued strong earnings in 2023, the Company is no longer in a cumulative three-year loss position as of February 3, 2024.  Accordingly, the Company released valuation allowances on certain deferred tax assets totaling $26.7 million in the fourth quarter of 2023.

As of February 3, 2024, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s international subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.  If the Company’s unremitted international earnings were not considered indefinitely reinvested as of February 3, 2024, an immaterial amount of additional deferred taxes would have been provided.

Uncertain Tax Positions

ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions.  The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of February 3, 2024 and January 28, 2023, the Company had no unrecognized tax benefits.

For federal purposes, the Company’s tax filings for fiscal years 2020 to 2022 remain open to examination but are not currently being examined.   The Company also files tax returns in various international jurisdictions and numerous states for which various tax years are subject to examination and currently involved in audits.  While the Company is involved in examinations in certain jurisdictions, it does not expect any significant changes in its liability for uncertain tax positions during the next 12 months.

7.   BUSINESS SEGMENT INFORMATION

The Company’s reportable segments are Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of Famous Footwear, famousfootwear.com and famousfootwear.ca.  Famous Footwear operated 860 stores at the end of 2023, selling primarily branded footwear for the entire family.

The Brand Portfolio segment is comprised of wholesale operations selling the Company’s branded footwear, and the retail stores and e-commerce sites associated with those brands.  This segment sources, manufactures and markets branded, licensed and private-label footwear primarily to online retailers, national chains, department stores, independent retailers and mass merchandisers as well as Company-owned Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds stores and e-commerce businesses.  The Brand Portfolio segment included 62 branded retail stores in the United States and 36 branded retail stores in East Asia at the end of 2023.

The Company’s Famous Footwear and Brand Portfolio reportable segments are operating units that are managed separately.  These reportable segments reflect the level at which the chief operating decision maker, the Company’s President and Chief Executive Officer, evaluates financial performance and allocates resources.  Operating earnings (loss) for the reportable segments represents gross profit, less selling and administrative expenses and restructuring and other special charges, net.  The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements.  Intersegment sales are generally recorded at a profit, and intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings.

Corporate assets, administrative expenses and other costs and recoveries that are not allocated to the operating units, as well as the elimination of intersegment sales and profit, are reported in the Eliminations and Other category.

Following is a summary of certain key financial measures for the respective periods:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Fiscal 2023
Net sales	$1,609,396	$1,270,853	$(62,955)	$2,817,294
Intersegment sales	—	62,955	—	62,955
Depreciation and amortization	23,085	22,766	7,429	53,280
Operating earnings (loss)	123,838	145,459	(74,842)	194,455
Segment assets	770,848	862,404	171,494	1,804,746
Purchases of property and equipment	31,743	10,515	2,326	44,584
Capitalized software	743	—	4,291	5,034

Fiscal 2022
Net sales	$1,705,093	$1,322,772	$(59,727)	$2,968,138
Intersegment sales	—	59,727	—	59,727
Depreciation and amortization	20,585	21,812	6,614	49,011
Operating earnings (loss)	195,837	112,345	(93,855)	214,327
Segment assets	767,575	921,110	147,787	1,836,472
Purchases of property and equipment	41,755	4,170	9,988	55,913
Capitalized software	—	42	8,082	8,124

Fiscal 2021
Net sales	$1,748,291	$1,081,003	$(51,690)	$2,777,604
Intersegment sales	—	51,690	—	51,690
Depreciation and amortization	20,333	23,762	8,235	52,330
Operating earnings (loss)	276,415	35,928	(106,536)	205,807
Segment assets	705,063	944,241	194,622	1,843,926
Purchases of property and equipment	12,480	3,977	1,936	18,393
Capitalized software	121	8	5,623	5,752

Products purchased for the Famous Footwear segment from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 24% of consolidated net sales for both 2023 and 2022, and 26% for 2021.

Following is a reconciliation of operating earnings to earnings before income taxes:

($ thousands)	2023	2022	2021
Operating earnings	$194,455	$214,327	$205,807
Interest expense, net	(19,343)	(14,264)	(30,930)
Loss on early extinguishment of debt	—	—	(1,011)
Other income, net	6,210	12,971	15,378
Earnings before income taxes	$181,322	$213,034	$189,244

For geographic purposes, the domestic operations include the Company’s domestic retail operations, the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Famous Footwear and Brand Portfolio stores, as well as the Company’s e-commerce businesses.

The Company’s international operations consist of wholesale and retail operations primarily in East Asia, Canada and Europe.  The East Asia operations primarily include first-cost transactions, where footwear is sold at international ports to customers who then import the footwear into the United States and other countries.

A summary of the Company’s net sales and long-lived assets, including lease right-of-use assets and property and equipment, by geographic area were as follows:

($ thousands)	2023	2022	2021
Net Sales
United States	$2,624,474	$2,763,896	$2,600,848
East Asia	130,423	146,700	119,857
Canada	48,220	44,484	43,789
Other	14,177	13,058	13,110
Total net sales	$2,817,294	$2,968,138	$2,777,604

Long-Lived Assets
United States	$676,937	$656,840	$630,519
East Asia	11,805	11,614	8,357
Canada	6,601	10,441	14,687
Other	269	184	105
Total long-lived assets	$695,612	$679,079	$653,668

8.   INVENTORIES

The Company’s net inventory balance was comprised of the following:

($ thousands)	February 3, 2024	January 28, 2023
Raw materials	$14,198	$21,172
Work-in-process	665	569
Finished goods	525,811	558,474
Inventories, net (1)	$540,674	$580,215
(1)	Net of adjustment to last-in, first-out cost of $10,254 and $6,301 as of February 3, 2024 and January 28, 2023, respectively.

As of February 3, 2024 and January 28, 2023, the Company’s inventory balance included $0.4 million and $0.2 million, respectively, of finished goods product subject to consignment arrangements with wholesale customers.

9.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($thousands)	February 3, 2024	January 28, 2023
Land and buildings	$38,795	$37,394
Leasehold improvements	216,531	204,378
Technology equipment	51,690	50,628
Machinery and equipment	114,245	106,197
Furniture and fixtures	140,456	130,761
Construction in progress	14,204	20,504
Property and equipment	575,921	549,862
Allowances for depreciation	(408,338)	(388,979)
Property and equipment, net	$167,583	$160,883

Useful lives of property and equipment are as follows:

Years
Buildings	5 - 30
Leasehold improvements	5 - 20
Technology equipment	2 - 10
Machinery and equipment	4 - 20
Furniture and fixtures	3 - 10

After allowing for an appropriate start-up period, property and equipment at stores and any lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded charges for impairment of $0.7 million, $1.8 million and $4.1 million in 2023, 2022 and 2021, respectively, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores and capitalized software, which are presented in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest. Refer to Note 12 and Note 13 to the consolidated financial statements for further discussion of these impairment charges.

Property and Equipment, Held for Sale

The Company continues to actively market for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri and as of February 3, 2024, was engaged in discussions with multiple potential buyers.  The Company expects the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale category on the consolidated balance sheet as of February 3, 2024 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of February 3, 2024.

10.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	February 3, 2024	January 28, 2023
Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083
Total intangible assets	344,883	344,883
Accumulated amortization	(146,529)	(134,447)
Total intangible assets, net	198,354	210,436
Goodwill
Brand Portfolio (2)	4,956	4,956
Total goodwill	4,956	4,956
Goodwill and intangible assets, net	$203,310	$215,392
(1)	The carrying amount of intangible assets as of February 3, 2024 and January 28, 2023 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of February 3, 2024 and January 28, 2023 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of February 3, 2024 and January 28, 2023 were as follows:

($ thousands)	February 3, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$131,677	$10,200	$157,611
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	14,852	4,005	25,343
		$451,088	$146,529	$106,205	$198,354

	January 28, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$121,928	$10,200	$167,360
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	12,519	4,005	27,676
		$451,088	$134,447	$106,205	$210,436

Amortization expense related to intangible assets was $12.1 million in both 2023 and 2022, and $12.6 million in 2021.  The Company estimates $11.0 million of amortization expense related to intangible assets in 2024, 2025, and 2026, $10.9 million in 2027 and $10.7 million in 2028.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During 2023 and 2022, the goodwill impairment testing was performed as of the first day of the fourth fiscal quarter, which resulted in no impairment charges.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company did not record any impairment charges for intangible assets during 2023 or 2022.

11.    FINANCING ARRANGEMENTS

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and certain wholly-owned subsidiaries, including Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC, Vionic International LLC and Blowfish, LLC are each co-borrowers and guarantors.

On October 5, 2021, the Company entered into a Fifth Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, decreased the amount available under the revolving credit facility by $100.0 million to an aggregate amount of up to $500.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million.  The Credit Agreement also decreased the spread applied to the London Interbank Offered Rate (“LIBOR”) or prime rate by a total of 75 basis points. On April 27, 2023, the Company entered into a Sixth Amendment to Fourth Amended and Restated Credit agreement to transition the borrowings on the revolving credit facility from bearing interest based on LIBOR to a team secured overnight financing rate (“SOFR”).

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

Interest on borrowings is at variable rates based on SOFR or the prime rate (as defined in the Credit Agreement), plus a spread.  The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement.  There is a fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds an amount as defined in the Credit Agreement for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of February 3, 2024.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $366.5 million and $380.5 million in 2023 and 2022, respectively.  As of February 3, 2024, the Company had $182.0 million of borrowings outstanding and $9.5 million in letters of credit outstanding under the Credit Agreement, with total additional borrowing availability of $308.5 million.  Average daily borrowings were $267.9 million and $356.4 million in 2023 and 2022, respectively, and the weighted-average interest rates approximated 6.7% and 3.6% for the respective periods.

Loss on Early Extinguishment of Debt

In conjunction with the redemptions of the Company’s $200.0 million aggregate principal amount of Senior Notes in August 2021 and January 2022, prior to the maturity in August 2023, the Company incurred losses on early extinguishment of debt totaling $0.8 million.  In addition, the Company incurred a loss on early extinguishment of debt of $0.2 million in October 2021 associated with the amendment of the revolving credit facility prior to its maturity.

12.   LEASES

The Company leases all of its retail locations, a manufacturing facility, and certain office locations, distribution centers and equipment.  At contract inception, leases are evaluated and classified as either operating or finance leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.

Lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term.  The majority of the Company’s leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments.  For operating leases, lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred.

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets and property and equipment is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  Refer to Note 13 to the consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in its retail stores.

The weighted-average lease term and discount rate as of February 3, 2024 and January 28, 2023 were as follows:

	February 3, 2024	January 28, 2023
Weighted-average remaining lease term (in years)	5.7	6.0
Weighted-average discount rate	4.9%	4.5%

During 2023, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $151.2 million on the consolidated balance sheets.  As of February 3, 2024, the Company has entered into lease commitments for 11 retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for 10 of the new retail locations will begin in the next fiscal year and one will begin in fiscal year 2025.  Upon commencement, right-of-use assets and lease liabilities of approximately $10.1 million and $0.3 million will be recorded on the consolidated balance sheets in 2024 and 2025, respectively.

The components of lease expense for 2023, 2022 and 2021 were as follows:

($ thousands)	2023	2022	2021
Operating lease expense	$156,849	$148,299	$149,850
Variable lease expense	42,983	40,233	40,654
Short-term lease expense	2,757	4,059	2,837
Sublease income	—	(59)	(652)
Total lease expense	$202,589	$192,532	$192,689

The aggregate future annual lease payments at February 3, 2024 were as follows:

($ thousands)
2024	$173,392
2025	122,074
2026	99,802
2027	76,697
2028	55,404
Thereafter	119,244
Total minimum operating lease payments	$646,613
Less imputed interest	(80,752)
Present value of lease obligations	$565,861

Supplemental cash flow information related to leases is as follows:

($ thousands)	2023	2022	2021
Cash paid for lease obligations	$181,420	$167,163	$179,921
Cash received from sublease income	—	59	652

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

Non-Qualified Restoration Plan Assets and Liabilities

In 2023, the Company adopted a non-qualified restoration deferred compensation plan (the “Restoration Plan”) for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  The initial contribution to the Restoration Plan was funded in January 2024 and will occur annually thereafter. The plan assets and liabilities will fluctuate with the returns on the investment funds.  The deferrals are held in a separate trust, which has been established by the Company to administer the Restoration Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Restoration Plan are presented in employee compensation and benefits and the assets held by the trust are classified within prepaid and other current assets in the accompanying consolidated balance sheet as of February 3, 2024.  Changes in deferred compensation plan assets and liabilities are charged to selling and administrative expense.  The fair value is based on unadjusted quote market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 3, 2024 and January 28, 2023.  During 2023, 2022 or 2021, the Company did not have any transfers between into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
February 3, 2024:
Non-qualified deferred compensation plan assets	$9,494	9,494	$—	$—
Non-qualified deferred compensation plan liabilities	(9,494)	(9,494)	—	—
Non-qualified restoration plan assets	271	271	—	—
Non-qualified restoration plan liabilities	(271)	(271)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,921)	(1,921)	—	—
Restricted stock units for non-employee directors	(2,606)	(2,606)	—	—
January 28, 2023:
Non-qualified deferred compensation plan assets	7,890	7,890	—	—
Non-qualified deferred compensation plan liabilities	(7,890)	(7,890)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,662)	(1,662)	—	—
Restricted stock units for non-employee directors	(2,028)	(2,028)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $579.1 million, $562.2 million and $545.1 million in 2023, 2022 and 2021, respectively, were assessed for indicators of impairment. This assessment resulted in the impairment charges presented in the table below, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores, as well as capitalized software.

($ thousands)	2023	2022	2021
Long-Lived Asset Impairment Charges:
Famous Footwear	$749	$200	$1,241
Brand Portfolio	—	1,603	2,894
Total long-lived asset impairment charges	$749	$1,803	$4,135

The Company performed its annual impairment review of intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). The intangible asset impairment reviews performed in 2023, 2022 and 2021 resulted in no impairment charges.

During 2023, the Company performed a quantitative assessment of goodwill as of the first day of the fourth fiscal quarter and during 2022 and 2021, the Company performed qualitative assessments of goodwill.  The reviews indicated no impairment. Refer to Note 1 and Note 10 to the consolidated financial statements for additional information related to the goodwill impairment tests.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The fair values of the borrowings under revolving credit agreement of $182.0 million and $307.5 million as of February 3, 2024 and January 28, 2023, respectively, approximate their carrying value due to the short-term nature of the borrowings. (Level 1).

14.   SHAREHOLDERS’ EQUITY

Company Stock

The Company’s common stock, which has a $0.01 par value per share, is listed for trading under the ticker symbol “CAL” on the New York Stock Exchange.  Holders of the common shares are entitled to one vote per share. The Company is also authorized to issue preferred shares with a $1.00 par value per share.

The following table provides additional information regarding the Company’s common and preferred stock:

(in thousands)	February 3, 2024		January 28, 2023
	Common	Preferred	Common	Preferred
Authorized shares	100,000	1,000	100,000	1,000
Outstanding shares	35,490	—	35,716	—
Treasury shares	10,597	—	10,371	—

Stock Repurchase Programs

On September 2, 2019 and March 10, 2022, the Board of Directors approved stock repurchase programs (“2019 Program" and "2022 Program", respectively) authorizing the repurchase of the Company’s outstanding common stock of up to 5.0 million shares in the 2019 Program and 7.0 million shares in the 2022 Program.  The Company can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Repurchases of common stock are limited under the Company’s debt agreements.  During 2023, the Company repurchased 763,000 shares under the share repurchase programs.  In total, 5.0 million shares have been repurchased under the 2019 Program and there are no additional shares authorized to be repurchased.  There are 5,604,379 additional shares authorized to be repurchased under the 2022 Program as of February 3, 2024.

Repurchases Related to Employee Share-based Awards

During 2023, 2022 and 2021, employees tendered 449,285, 246,688 and 205,213 shares, respectively, related to certain share-based awards.  These shares were tendered in satisfaction of the exercise price of stock options and/or to satisfy tax withholding amounts for restricted stock, stock performance awards and non-qualified stock options.  Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss, net of tax, by component for 2023, 2022 and 2021:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance January 30, 2021	$(111)	$(9,025)	$(9,136)
Other comprehensive loss before reclassifications	(677)	(116)	(793)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,788	1,788
Tax benefit	—	(465)	(465)
Net reclassifications	—	1,323	1,323
Other comprehensive (loss) income	(677)	1,207	530
Balance January 29, 2022	$(788)	$(7,818)	$(8,606)
Other comprehensive loss before reclassifications	(425)	(19,776)	(20,201)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,991	2,991
Tax benefit	—	(934)	(934)
Net reclassifications	—	2,057	2,057
Other comprehensive loss	(425)	(17,719)	(18,144)
Balance January 28, 2023	$(1,213)	$(25,537)	$(26,750)
Other comprehensive income (loss) before reclassifications	115	(10,506)	(10,391)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	3,552	3,552
Tax benefit	—	(915)	(915)
Net reclassifications	—	2,637	2,637
Other comprehensive income (loss)	115	(7,869)	(7,754)
Balance February 3, 2024	$(1,098)	$(33,406)	$(34,504)
(1)	Amounts reclassified are included in other income, net. Refer to Note 5 to the consolidated financial statements for additional information related to pension and other postretirement benefits.

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

Share-based compensation expense of $14.8 million, $17.3 million and $12.3 million was recognized in 2023, 2022 and 2021, respectively, as a component of selling and administrative expenses.  The following table details the share-based compensation expense by plan for 2023, 2022 and 2021:

($ thousands)	2023	2022	2021
Expense for share-based compensation plans, net of forfeitures:
Restricted stock	$12,579	$10,974	$7,308
Stock performance awards	1,183	5,190	3,904
Restricted stock units	1,042	1,147	1,085
Total share-based compensation expense	$14,804	$17,311	$12,297

The Company issued 537,267, 703,452 and 330,206 shares of common stock in 2023, 2022 and 2021, respectively, for restricted stock grants, stock performance awards issued to employees, stock options exercised and common and restricted stock issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

The Company recognized an excess tax benefit of $3.1 million and $0.6 million in 2023 and 2022, respectively, and an excess tax provision of $0.1 million in 2021 related to restricted stock vestings and dividends, performance share award vestings and stock options exercised.  The excess tax benefit or provision for the respective periods were recorded in income tax provision on the Company’s consolidated statements of earnings.

Restricted Stock

Under the Company’s incentive compensation plans, restricted stock of the Company may be granted at no cost to certain officers, key employees and directors.  Plan participants are entitled to cash dividends and voting rights for their respective shares.  The restricted stock awards limit the sale or transfer of these shares during the requisite service period.  Expense for restricted stock grants is recognized on a straight-line basis separately for each vesting portion of the stock award based upon the fair value of the award on the date of grant.  The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant.

The following table summarizes restricted stock activity for 2023, 2022 and 2021:

	Number of
	Nonvested	Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Nonvested at January 30, 2021	1,397,227	$16.74
Granted	616,442	19.40
Vested	(540,647)	26.39
Forfeited	(82,625)	15.37
Nonvested at January 29, 2022	1,390,397	14.24
Granted	848,678	21.76
Vested	(525,399)	12.87
Forfeited	(109,716)	15.67
Nonvested at January 28, 2023	1,603,960	18.57
Granted	603,121	23.13
Vested	(513,238)	13.73
Forfeited	(181,422)	19.15
Nonvested at February 3, 2024	1,512,421	$21.96

Of the 603,121 restricted shares granted during 2023, 23,268 shares have a cliff-vesting term of one year, 7,000 shares have a graded vesting term of three years, with 50% vesting after eighteen months and 50% after three years, 5,800 shares have a cliff-vesting term of two years, and 567,053 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 848,678 restricted shares granted during 2022, 10,470 shares have a cliff-vesting term of one year, 63,614 shares have a graded-vesting term of two years and 774,594 shares have a graded-vesting term of three years.  Of the 616,442 restricted shares granted during 2021, 4,910 shares have a cliff-vesting term of one year, 20,000 shares have a cliff-vesting term of two years and 591,532 shares have a graded-vesting term of three years.  The shares that have a graded-vesting term of two years vest 50% after one year and 50% after two years and shares that have a graded-vesting term of three years vest 50% after two years and 50% after three years.

The total grant date fair value of restricted stock awards vested during the years ended February 3, 2024, January 28, 2023 and January 29, 2022 was $7.0 million, $6.8 million and $14.3 million, respectively.  The total fair value of restricted stock awards that vested during the years ended February 3, 2024, January 28, 2023 and January 29, 2022 was $12.2 million, $11.5 million and $10.4 million, respectively.  As of February 3, 2024, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $12.8 million, which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

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

During 2023, the Company granted performance share awards for a targeted 276,434 shares, with a weighted-average grant date fair value of $23.12 in connection with the 2023 performance award (2023 – 2025 performance period).  The 2023 performance award is payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

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

The following table summarizes performance share award activity for 2023, 2022 and 2021:

	Number of Nonvested	Number of Nonvested
	Performance Share	Performance Share
	Awards at Target	Awards at Maximum	Weighted-Average
	Level	Level	Grant Date Fair Value
Nonvested at January 30, 2021	385,750	771,500	$23.33
Granted	160,500	321,000	13.05
Vested	(148,000)	(296,000)	31.84
Forfeited	(7,500)	(15,000)	11.19
Nonvested at January 29, 2022	390,750	781,500	16.12
Granted	77,750	155,500	21.00
Vested	(172,500)	(345,000)	23.50
Forfeited	(15,000)	(30,000)	14.24
Nonvested at January 28, 2023	281,000	562,000	13.64
Granted	276,434	276,434	23.12
Vested	(273,918)	(547,836)	13.64
Forfeited	(14,868)	(21,950)	18.65
Nonvested at February 3, 2024	268,648	268,648	$23.12

The total fair value of performance share awards that vested during the years ended February 3, 2024, January 28, 2023 and January 29, 2022 was $13.8 million, $2.1 million and zero, respectively.  As of February 3, 2024, the remaining unrecognized compensation cost related to nonvested performance share awards for the 2023 performance award was $1.8 million, which will be recognized over the remaining service period of 25 months.

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

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units (“RSUs”) payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year), earn dividend equivalent units and are payable in cash or common stock on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock.  Dividend equivalents are paid on outstanding RSUs at the same rate as dividends on the Company’s common stock, are automatically re-invested in additional RSUs and vest immediately as of the payment date for the dividend.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value immediately.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s consolidated statements of earnings.  Refer to Note 5 and Note 13 to the consolidated financial statements for information regarding the deferred compensation plan for non-employee directors.

The following table summarizes restricted stock unit activity for the year ended February 3, 2024:

					Nonvested
	Outstanding			Accrued (3)	RSUs
					Weighted-
	Number of	Number of	Total	Total	Average
	Vested	Nonvested	Number of	Number of	Grant Date
	RSUs	RSUs	RSUs (2)	RSUs	Fair Value
January 28, 2023	455,683	42,444	498,127	483,978	$23.49
Granted (1)	4,460	47,035	51,495	35,983	19.41
Vested	37,144	(37,144)	—	12,215	27.67
Settled	(17,017)	—	(17,017)	(17,017)	18.38
February 3, 2024	480,270	52,335	532,605	515,159	$16.85
(1)	Granted RSUs include 4,959 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 4,460 related to outstanding vested RSUs and 499 to outstanding nonvested RSUs.
(2)	Total number of RSUs as of February 3, 2024 includes 394,032 RSUs payable in shares and 138,573 RSUs payable in cash.
(3)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.

The following table summarizes RSUs granted, vested and settled during 2023, 2022 and 2021:

($ thousands, except per unit amounts)	2023	2022	2021
Weighted-average grant date fair value of RSUs granted (1)	$19.92	$27.09	$26.88
Fair value of RSUs vested	$1,186	$998	$2,370
RSUs settled	17,017	114,242	—
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation expense and the related income tax benefit for 2023, 2022 and 2021:

($ thousands)	2023	2022	2021
Compensation expense	$579	$335	$907
Income tax benefit	(149)	(86)	(233)
Compensation expense, net of tax	$430	$249	$674

The aggregate fair value of RSUs outstanding and currently vested at February 3, 2024 is $17.0 million and $15.3 million, respectively.  The liabilities associated with the accrued RSUs totaled $2.6 million and $2.0 million as of February 3, 2024 and January 28, 2023, respectively.

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

Redfield

The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility in Colorado (the “Redfield site” or, when referring to remediation activities at or under the facility, the “on-site remediation”) and residential neighborhoods adjacent to and near the property (the “off-site remediation”) that have been affected by solvents previously used at the facility. The on-site remediation calls for the operation of a pump and treat system (which prevents migration of contaminated groundwater off the property) as the final remedy for the site, subject to monitoring and periodic review of the on-site conditions and other remedial technologies that may be developed in the future. In 2016, the Company submitted a revised plan to address on-site conditions, including direct treatment of source areas, and received approval from the oversight authorities to begin implementing the revised plan.  The Company received permission from the oversight authorities to convert the pump and treat system to a passive treatment barrier system and completed the conversion during 2023.

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

The cumulative expenditures for both on-site and off-site remediation through February 3, 2024 were $34.3 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at February 3, 2024 is $9.2 million, of which $8.3 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses.  Of the total $9.2 million reserve, $4.8 million is for off-site remediation and $4.4 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $12.5 million as of February 3, 2024.  The Company expects to spend approximately $0.2 million in the next year, $0.1 million in each of the following four years and $11.9 million in the aggregate thereafter related to the on-site remediation.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to Other			Balance at
	Beginning	Costs and	Accounts -	Deductions -		End of
Description	of Period	Expenses	Describe	Describe		Period
($ thousands)
YEAR ENDED FEBRUARY 3, 2024
Deducted from assets or accounts:
Allowance for expected credit losses	$8,903	$1,018	$—	$1,101	(A)	$8,820
Customer allowances	18,624	28,535	—	29,787	(B)	17,372
Customer discounts	3,293	9,904	—	9,072	(B)	4,125
Inventory markdowns and other	43,911	36,485	—	59,461	(C)	20,935
Deferred tax asset valuation allowance	39,540	(32,387)	—	—		7,153
YEAR ENDED JANUARY 28, 2023
Deducted from assets or accounts:
Allowance for expected credit losses	$9,601	$(262)	$—	$436	(A)	$8,903
Customer allowances	17,857	27,559	—	26,792	(B)	18,624
Customer discounts	2,472	11,357	—	10,536	(B)	3,293
Inventory markdowns and other	30,455	53,787	—	40,331	(C)	43,911
Deferred tax asset valuation allowance	58,959	(19,419)	—	—		39,540
YEAR ENDED JANUARY 29, 2022
Deducted from assets or accounts:
Allowance for expected credit losses	$14,928	$(2,242)	$—	$3,085	(A)	$9,601
Customer allowances	15,151	26,100	—	23,394	(B)	17,857
Customer discounts	1,892	7,459	—	6,879	(B)	2,472
Inventory markdowns and other	32,628	23,825	—	25,998	(C)	30,455
Deferred tax asset valuation allowance	49,981	8,978	—	—		58,959

(A)	Accounts written off, net of recoveries.
(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.
(C)	Adjustment upon sale of related inventories.

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of February 3, 2024, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended February 3, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9BOTHER INFORMATION

During the fourteen weeks ended February 3, 2024, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Information about our Executive Officers that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Delinquent Section 16(a) Reports in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information (other than the information set forth under “Pay Versus Performance”) is incorporated herein by reference.

Information regarding the Culture, Compensation and People Committee Report is set forth under the caption Culture, Compensation and People Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Culture, Compensation and People Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of February 3, 2024:

Number of
securities
remaining
available for
future
	Number of				issuance
	securities to be		Weighted-		under equity
	issued upon		average		compensation
	exercise of		exercise price		plans
	outstanding		of outstanding		(excluding
	options,		options,		securities
	warrants and		warrants and		reflected in
	rights		rights		column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	268,648	(1)	$—	(1)	1,704,672	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	268,648		$—		1,704,672
(1)	Column (a) includes 268,648 performance share units payable in stock, which reflects the maximum number of shares to be issued under the performance share plans. The target number of shares to be issued under the plans is 268,648. Performance share awards were disregarded for purposes of computing the weighted-average exercise price in column

(b). There were no outstanding (vested and nonvested) stock options as of February 3, 2024. This table excludes independent directors’ deferred compensation units and restricted stock units payable in cash.
(2)	Represents our remaining shares available for award grants based upon the provisions of the plans, which reflect our practice to reserve shares for outstanding awards. The number of securities available for grant has been reduced for performance share awards payable in stock. Performance share awards are reserved based on the maximum payout level.

Information regarding share-based plans is set forth in Note 15 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our Principal Accountant Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2024, which information is incorporated herein by reference.

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

10.1e

Sixth Amendment to Fourth Amended and Restated Credit Agreement, dated April 27, 2023, among the Company, as lead borrower for itself and on behalf of certain of its subsidiaries, and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended April 29, 2023, and filed June 6, 2023.

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

10.2c*

Form of Performance Award Agreement (for 2022-2024 performance period) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4e to the Company’s Form 10-K for the year ended January 29, 2022, and filed March 28, 2022.

10.2d*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2019) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4f to the Company’s Form 10-K for the year ended February 2, 2019, and filed April 2, 2019.

10.2e*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2020) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4h to the Company’s 10-K for the year ended February 1, 2020, and filed March 31, 2020.

10.2f*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2021) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4j to the Company’s 10-K for the year ended January 31, 2021, and filed March 30, 2021.

10.2g*

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

10.3d*

Form of Performance Award Agreement (for 2023 – 2025 performance period) under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit 10.3d to the Company’s Form 10-K for the year ended January 28, 2023, and filed March 28, 2023.

10.3e*	Form of Restricted Award Agreement (for employee grants commencing March 2023) under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to

Exhibit 10.3e to the Company’s Form 10-K for the year ended January 28, 2023, and filed March 28, 2023.
†10.3f*	Form of Performance Award Agreement (for 2024 – 2026 performance period) under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
†10.3g*	Form of Restricted Award Agreement (for employee grants commencing March 2024) under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
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

10.13*

Severance Agreement, effective January 31, 2022, between the Company and Michael R. Edwards, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended January 28, 2023, and filed March 28, 2022.

10.14*

Severance Agreement, effective September 12, 2022, between the Company and Jack P. Calandra, incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended October 29, 2022, and filed December 6, 2022.

10.15*

Employment Agreement, effective as of January 12, 2023, between the Company and Diane M. Sullivan, incorporated herein by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended January 28, 2023, and filed March 28, 2023.

10.16*	Caleres, Inc. Nonqualified Restoration Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2023, and filed December 5, 2023.
†21	Subsidiaries of the registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Power of attorney (contained on signature page).
†31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

†32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†97.1	Caleres, Inc. Incentive Compensation Recovery Policy, filed herewith.
†101.INS	Inline XBRL Instance Document
†101.SCH	Inline XBRL Taxonomy Extension Schema Document
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
†101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
†104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

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

Date: April 2, 2024

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

Signatures	Date	Title

/s/ John W. Schmidt		President, Chief Executive Officer and Director
John W. Schmidt	April 2, 2024	(Principal Executive Officer)

/s/ Jack P. Calandra		Senior Vice President and Chief Financial Officer
Jack P. Calandra	April 2, 2024	(Principal Financial Officer)

/s/ Todd E. Hasty		Senior Vice President and Chief Accounting Officer
Todd E. Hasty	April 2, 2024	(Principal Accounting Officer)

/s/ Diane M. Sullivan
Diane M. Sullivan	April 2, 2024	Executive Chair

/s/ Lisa A. Flavin
Lisa A. Flavin	April 2, 2024	Director

/s/ Brenda C. Freeman
Brenda C. Freeman	April 2, 2024	Director

/s/ Lori H. Greeley
Lori H. Greeley	April 2, 2024	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	April 2, 2024	Director

/s/ Carla C. Hendra
Carla C. Hendra	April 2, 2024	Director

/s/ Ward M. Klein
Ward M. Klein	April 2, 2024	Director

/s/ Steven W. Korn
Steven W. Korn	April 2, 2024	Director

/s/ Wenda Harris Millard
Wenda Harris Millard	April 2, 2024	Director

/s/ Bruce K. Thorn
Bruce K. Thorn	April 2, 2024	Director