Form 10-Q
period 2024-05-04
CALERES INC
filed 2024-06-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 4, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of May 31, 2024, 35,129,724 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	May 4, 2024	April 29, 2023	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$30,709	$36,151	$21,358
Receivables, net	164,865	148,068	140,400
Inventories, net	530,570	559,467	540,674
Income taxes	8,407	11,882	14,215
Property and equipment, held for sale	16,777	16,777	16,777
Prepaid expenses and other current assets	54,008	48,535	55,485
Total current assets	805,336	820,880	788,909

Prepaid pension costs	76,302	84,782	74,951
Lease right-of-use assets	565,822	513,817	528,029
Property and equipment, net	168,154	157,730	167,583
Deferred income taxes	4,321	26	4,401
Goodwill and intangible assets, net	200,551	212,353	203,310
Other assets	40,624	28,495	37,563
Total assets	$1,861,110	$1,818,083	$1,804,746

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$191,000	$291,500	$182,000
Trade accounts payable	267,388	261,753	251,912
Income taxes	14,141	11,953	11,222
Lease obligations	120,872	136,297	112,764
Other accrued expenses	170,964	177,774	185,058
Total current liabilities	764,365	879,277	742,956
Other liabilities:
Noncurrent lease obligations	482,163	437,171	453,097
Income taxes	2,464	6,940	2,464
Deferred income taxes	11,928	19,185	11,536
Other liabilities	23,161	23,629	27,123
Total other liabilities	519,716	486,925	494,220
Equity:
Common stock	351	363	355
Additional paid-in capital	180,314	173,640	184,451
Accumulated other comprehensive loss	(34,121)	(26,260)	(34,504)
Retained earnings	423,760	298,574	410,329
Total Caleres, Inc. shareholders’ equity	570,304	446,317	560,631
Noncontrolling interests	6,725	5,564	6,939
Total equity	577,029	451,881	567,570
Total liabilities and equity	$1,861,110	$1,818,083	$1,804,746

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 4, 2024	April 29, 2023
Net sales	$659,198	$662,734
Cost of goods sold	350,103	360,052
Gross profit	309,095	302,682
Selling and administrative expenses	266,337	253,095
Operating earnings	42,758	49,587
Interest expense, net	(3,778)	(5,623)
Other income, net	992	1,492
Earnings before income taxes	39,972	45,456
Income tax provision	(9,174)	(10,664)
Net earnings	30,798	34,792
Net (loss) earnings attributable to noncontrolling interests	(141)	65
Net earnings attributable to Caleres, Inc.	$30,939	$34,727

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.88	$0.97

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.88	$0.97

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 4, 2024	April 29, 2023
Net earnings	$30,798	$34,792
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(830)	(151)
Pension and other postretirement benefits adjustments	1,140	710
Other comprehensive income, net of tax	310	559
Comprehensive income	31,108	35,351
Comprehensive (loss) income attributable to noncontrolling interests	(214)	134
Comprehensive income attributable to Caleres, Inc.	$31,322	$35,217

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 4, 2024	April 29, 2023
Operating Activities
Net earnings	$30,798	$34,792
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	9,396	8,481
Amortization of capitalized software	1,335	1,194
Amortization of intangible assets	2,759	3,039
Amortization of debt issuance costs and debt discount	102	102
Share-based compensation expense	3,710	2,905
Loss on disposal of property and equipment	39	245
Impairment charges for property, equipment, and lease right-of-use assets	245	39
Adjustment to expected credit losses	(1,038)	(264)
Deferred income taxes	472	184
Changes in operating assets and liabilities:
Receivables	(23,549)	(15,028)
Inventories	9,881	20,656
Prepaid expenses and other current and noncurrent assets	(2,716)	(648)
Trade accounts payable	15,536	31,885
Accrued expenses and other liabilities	(19,399)	(59,624)
Income taxes, net	8,729	9,102
Other, net	(226)	437
Net cash provided by operating activities	36,074	37,497

Investing Activities
Purchases of property and equipment	(9,802)	(5,750)
Capitalized software	(524)	(798)
Net cash used for investing activities	(10,326)	(6,548)

Financing Activities
Borrowings under revolving credit agreement	118,500	126,000
Repayments under revolving credit agreement	(109,500)	(142,000)
Dividends paid	(2,442)	(2,482)
Acquisition of treasury stock	(15,070)	—
Issuance of common stock under share-based plans, net	(7,847)	(10,006)
Net cash used for financing activities	(16,359)	(28,488)
Effect of exchange rate changes on cash and cash equivalents	(38)	(10)
Increase in cash and cash equivalents	9,351	2,451
Cash and cash equivalents at beginning of period	21,358	33,700
Cash and cash equivalents at end of period	$30,709	$36,151

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 3, 2024	35,490,019	$355	$184,451	$(34,504)	$410,329	$560,631	$6,939	$567,570
Net earnings (loss)					30,939	30,939	(141)	30,798
Foreign currency translation adjustment				(757)		(757)	(73)	(830)
Pension and other postretirement benefits adjustments, net of tax of $395				1,140		1,140		1,140
Comprehensive income (loss)				383	30,939	31,322	(214)	31,108
Dividends ($0.07 per share)					(2,442)	(2,442)		(2,442)
Acquisition of treasury stock	(416,000)	(4)			(15,066)	(15,070)		(15,070)
Issuance of common stock under share-based plans, net	61,388	0	(7,847)			(7,847)		(7,847)
Share-based compensation expense			3,710			3,710		3,710
BALANCE MAY 4, 2024	35,135,407	$351	$180,314	$(34,121)	$423,760	$570,304	$6,725	$577,029

BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113
Net earnings					34,727	34,727	65	34,792
Foreign currency translation adjustment				(220)		(220)	69	(151)
Pension and other postretirement benefits adjustments, net of tax of $245				710		710		710
Comprehensive income				490	34,727	35,217	134	35,351
Dividends ($0.07 per share)					(2,482)	(2,482)		(2,482)
Issuance of common stock under share-based plans, net	558,847	6	(10,012)			(10,006)		(10,006)
Share-based compensation expense			2,905			2,905		2,905
BALANCE APRIL 29, 2023	36,274,599	$363	$173,640	$(26,260)	$298,574	$446,317	$5,564	$451,881

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

The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Noncontrolling Interests

Noncontrolling interests in the Company’s condensed consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates.  In 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).

Net sales and operating (loss) earnings of CLT for the periods ended May 4, 2024 and April 29, 2023 were as follows:

	Thirteen Weeks Ended
($ thousands)	May 4, 2024	April 29, 2023
Net sales	$5,722	$5,221
Operating (loss) earnings	(300)	120

The Company consolidates CLT into its condensed consolidated financial statements on a one-month lag.  Net (loss) earnings attributable to noncontrolling interests represents the share of net earnings or losses that is attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financing institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of May 4, 2024 and April 29, 2023, the Company had $16.0 million and $16.8 million, respectively, of accounts payable subject to the Program arrangements.

Property and Equipment, Held for Sale

The Company continues to actively market for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri and, as of May 4, 2024, was engaged in discussions with multiple potential buyers.  The Company expects the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale on the condensed consolidated balance sheet as of May 4, 2024 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of May 4, 2024.

Enterprise Resource Planning (“ERP”) Implementation

The Company is in the process of undergoing a multi-year cloud-based ERP implementation.  Other assets on the condensed consolidated balance sheets included $14.5 million and $2.3 million as of May 4, 2024 and April 29, 2023, respectively, for capitalized costs associated with this implementation.

Note 2    Impact of New Accounting Pronouncements

Impact of Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures by disclosing significant segment expenses that are regularly provided to the chief operating decision maker.  The ASU is effective for the Company’s annual disclosures for fiscal year 2024 and for interim periods beginning with the first quarter of 2025.  The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The ASU expands the income tax disclosure requirements, principally related to the rate reconciliation table and income taxes paid by jurisdiction.  ASU 2023-09 is effective for the Company on a prospective basis in fiscal year 2025, with the option to apply the standard retrospectively, and early adoption is permitted.  The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended May 4, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$304,528	$17,089	$—	$321,617
E-commerce - Company websites (1)	44,478	58,007	—	102,485
E-commerce - wholesale drop-ship (1)	—	30,370	(1,348)	29,022
Total direct-to-consumer sales	349,006	105,466	(1,348)	453,124
Wholesale - e-commerce (1)	—	67,787	—	67,787
Wholesale - landed	—	125,757	(6,218)	119,539
Wholesale - first cost	—	15,736	—	15,736
Licensing and royalty	427	2,438	—	2,865
Other (2)	120	27	—	147
Net sales	$349,553	$317,211	$(7,566)	$659,198

	Thirteen Weeks Ended April 29, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$308,239	$16,438	$—	$324,677
E-commerce - Company websites (1)	40,206	53,431	—	93,637
E-commerce - wholesale drop-ship (1)	—	34,798	(1,268)	33,530
Total direct-to-consumer sales	348,445	104,667	(1,268)	451,844
Wholesale - e-commerce (1)	—	54,979	—	54,979
Wholesale - landed	—	142,896	(10,672)	132,224
Wholesale - first cost	—	19,949	—	19,949
Licensing and royalty	585	3,015	—	3,600
Other (2)	128	10	—	138
Net sales	$349,158	$325,516	$(11,940)	$662,734

(1)	Collectively referred to as "e-commerce" in the narrative below
(2)	Includes breakage revenue from unredeemed gift cards, which is recognized during the 24-month period following the sale of the gift cards according to the Company’s historical redemption patterns.

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

Landed wholesale

Landed sales are wholesale sales in which the Company obtains title to the footwear from the overseas suppliers and maintains title until the merchandise is shipped to the customer from the Company’s warehouses.  Many customers purchasing footwear on a landed basis arrange their own transportation of merchandise and, with limited exceptions, control is transferred at the time of shipment.  Landed sales generally carry a higher profit rate than first-cost wholesale sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership.

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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	May 4, 2024	April 29, 2023	February 3, 2024
Customer allowances and discounts	$17,090	$19,076	$21,497
Loyalty programs liability	8,350	16,993	11,457
Returns reserve	15,100	13,915	10,586
Gift card liability	5,841	5,920	6,385

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented.  In addition, during the thirteen weeks ended May 4, 2024, the loyalty programs liability increased $9.7 million due to points and material rights earned on purchases and decreased $12.8 million due to expirations and redemptions.  In addition, during 2023, the Company modified its Famous Footwear Rewards loyalty program.  Under the modified program, points and savings certificates have a shorter time period to be either utilized or expired, which has resulted in a lower liability as of May 4, 2024.  During the thirteen weeks ended April 29, 2023, the loyalty programs liability increased $8.8 million due to points and material rights earned on purchases and decreased $9.5 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirteen weeks ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
($ thousands)	May 4, 2024	April 29, 2023
Balance, beginning of period	$8,820	$8,903
Adjustment to expected credit losses	(1,038)	(264)
Uncollectible accounts written off, net of recoveries	319	(20)
Balance, end of period	$8,101	$8,619

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 4, 2024	April 29, 2023

NUMERATOR
Net earnings	$30,798	$34,792
Net loss (earnings) attributable to noncontrolling interests	141	(65)
Net earnings attributable to Caleres, Inc.	$30,939	$34,727
Net earnings allocated to participating securities	(1,208)	(1,478)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$29,731	$33,249

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	33,793	34,407
Dilutive effect of share-based awards	106	—
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	33,899	34,407

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.88	$0.97

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.88	$0.97

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has a publicly announced share repurchase program.  The Company repurchased 416,000 shares under this program during the thirteen weeks ended May 4, 2024.  The Company did not repurchase any shares during the thirteen weeks ended April 29, 2023.  No excise taxes are due on the Company’s share repurchases during the thirteen weeks ended May 4, 2024 under the provisions of the Inflation Reduction Act of 2022.

Note 5    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended May 4, 2024 and April 29, 2023:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended May 4, 2024
Net sales	$349,553	$317,211	$(7,566)	$659,198
Intersegment sales (1)	—	7,566	—	7,566
Operating earnings (loss)	16,855	41,425	(15,522)	42,758
Segment assets	868,729	827,645	164,736	1,861,110

Thirteen Weeks Ended April 29, 2023
Net sales	$349,158	$325,516	$(11,940)	$662,734
Intersegment sales (1)	—	11,940	—	11,940
Operating earnings (loss)	17,056	42,669	(10,138)	49,587
Segment assets	830,994	844,263	142,826	1,818,083

(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 4, 2024	April 29, 2023
Operating earnings	$42,758	$49,587
Interest expense, net	(3,778)	(5,623)
Other income, net	992	1,492
Earnings before income taxes	$39,972	$45,456

Note 6    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	May 4, 2024	April 29, 2023	February 3, 2024
Raw materials	$13,521	$18,367	$14,198
Work-in-process	608	563	665
Finished goods	516,441	540,537	525,811
Inventories, net (1)	$530,570	$559,467	$540,674
(1)	Net of adjustment to last-in, first-out cost of $10.9 million, $9.5 million and $10.3 million as of May 4, 2024, April 29, 2023 and February 3, 2024, respectively.

Note 7    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	May 4, 2024	April 29, 2023	February 3, 2024
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(149,288)	(137,486)	(146,529)
Total intangible assets, net	195,595	207,397	198,354
Goodwill
Brand Portfolio (2)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$200,551	$212,353	$203,310
(1)	The carrying amount of intangible assets as of May 4, 2024, April 29, 2023 and February 3, 2024 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of May 4, 2024, April 29, 2023 and February 3, 2024 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of May 4, 2024, April 29, 2023 and February 3, 2024 were as follows:

($ thousands)	May 4, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$133,863	$10,200	$155,425
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	15,425	4,005	24,770
		$451,088	$149,288	$106,205	$195,595

	April 29, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$123,755	$10,200	$165,533
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	13,731	4,005	26,464
		$451,088	$137,486	$106,205	$207,397

	February 3, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$131,677	$10,200	$157,611
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	14,852	4,005	25,343
		$451,088	$146,529	$106,205	$198,354

Amortization expense related to intangible assets was $2.8 million and $3.0 million for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $11.0 million in 2024, 2025, and 2026, $10.9 million in 2027 and $10.7 million in 2028.

Goodwill is tested for impairment as of the first day of the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the thirteen weeks ended May 4, 2024 or April 29, 2023.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the thirteen weeks ended May 4, 2024 or April 29, 2023.

Note 8    Leases

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  During the thirteen weeks ended May 4, 2024, the Company recorded asset impairment charges of $0.2 million.  An immaterial amount of impairment charges were recorded during the thirteen weeks ended April 29, 2023.  Refer to Note 13 to the condensed consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in retail stores.

During the thirteen weeks ended May 4, 2024, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $74.2 million on the condensed consolidated balance sheets.  As of May 4, 2024, the Company has entered into lease commitments for three retail locations for which the leases have not yet commenced.  The Company anticipates that those leases will begin in the current fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $3.0 million will be recorded on the condensed consolidated balance sheets.

The components of lease expense for the thirteen weeks ended May 4, 2024 and April 29, 2023 were as follows:

	Thirteen Weeks Ended
($ thousands)	May 4, 2024	April 29, 2023
Operating lease expense	$40,023	$39,142
Variable lease expense	10,735	10,465
Short-term lease expense	307	687
Total lease expense	$51,065	$50,294

During the thirteen weeks ended May 4, 2024 and April 29, 2023, the Company paid cash for lease liabilities of $42.2 million and $41.2 million, respectively.

Note 9  Financing Arrangements

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of May 4, 2024.

At May 4, 2024, the Company had $191.0 million of borrowings outstanding and $9.4 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $299.6 million as of May 4, 2024.

Note 10  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended May 4, 2024 and April 29, 2023:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at February 3, 2024	$(1,098)	$(33,406)	$(34,504)
Other comprehensive loss before reclassifications	(757)	—	(757)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,535	1,535
Tax benefit	—	(395)	(395)
Net reclassifications	—	1,140	1,140
Other comprehensive (loss) income	(757)	1,140	383
Balance at May 4, 2024	$(1,855)	$(32,266)	$(34,121)

Balance at January 28, 2023	$(1,213)	$(25,537)	$(26,750)
Other comprehensive loss before reclassifications	(220)	—	(220)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	955	955
Tax benefit	—	(245)	(245)
Net reclassifications	—	710	710
Other comprehensive (loss) income	(220)	710	490
Balance at April 29, 2023	$(1,433)	$(24,827)	$(26,260)
(1)	Amounts reclassified are included in other income, net. Refer to Note 12 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 11  Share-Based Compensation

The Company recognized share-based compensation expense of $3.7 million and $2.9 million during the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.

The Company had net issuances of 61,388 and 558,847 shares of common stock during the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended May 4, 2024 and April 29, 2023:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 4, 2024			April 29, 2023
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
February 3, 2024	1,512,421	$21.96	January 28, 2023	1,603,960	$18.57
Granted	303,285	41.05	Granted	546,384	23.09
Forfeited	(39,352)	23.16	Forfeited	(122,245)	17.96
Vested	(480,269)	19.99	Vested	(420,504)	12.88
May 4, 2024	1,296,085	$27.12	April 29, 2023	1,607,595	$21.64

The Company granted 303,285 restricted shares during the thirteen weeks ended May 4, 2024, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 546,384 restricted shares granted during the thirteen weeks ended April 29, 2023, 533,584 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years, 7,000 shares have a graded-vesting term of three years, with 50% vesting after eighteen months and 50% after three years, and 5,800 shares have a cliff-vesting term of two years.

Performance Awards

During the thirteen weeks ended May 4, 2024, the Company granted performance share awards for a targeted 165,854 shares, with a weighted-average grant date fair value of $41.05 in connection with the 2024 performance award (2024 – 2026 performance period).  During the thirteen weeks ended April 29, 2023, the Company granted performance share awards for a targeted 276,434 shares, with a weighted-average grant date fair value of $23.12 in connection with the 2023 performance award (2023 – 2025 performance period).  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The performance awards are payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 879 and 1,423 RSUs for dividend equivalents during the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively, with weighted-average grant date fair values of $35.57 and $21.47, respectively.

Note 12  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 4, 2024	April 29, 2023	May 4, 2024	April 29, 2023
Service cost	$1,192	$1,258	$—	$—
Interest cost	3,732	3,615	13	13
Expected return on assets	(6,076)	(6,075)	—	—
Amortization of:
Actuarial loss (gain)	1,539	1,011	(28)	(28)
Prior service cost (income)	24	(28)	—	—
Total net periodic benefit expense (income)	$411	$(219)	$(15)	$(15)

Service cost is included in selling and administrative expenses.  All other components of net periodic benefit expense (income) are included in other income, net in the condensed consolidated statements of earnings.

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

Non-Qualified Deferred Compensation Plan Assets and Liabilities

The Company maintains a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds.  The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan are presented in other accrued expenses and the assets held by the trust are classified within prepaid expenses and other current assets in the condensed consolidated balance sheets.  Changes in the Deferred Compensation Plan assets and liabilities are charged to selling and administrative expenses.  The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Non-Qualified Restoration Plan Assets and Liabilities

In 2023, the Company adopted a non-qualified restoration deferred compensation plan (the “Restoration Plan”) for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  The initial contribution to the Restoration Plan was funded in January 2024 and contributions are expected to continue on an annual basis. The plan assets and liabilities will fluctuate with the returns on the investment funds.  The deferrals are held in a separate trust, which has been established by the Company to administer the Restoration Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Restoration Plan are presented in other accrued expenses and the assets held by the trust are classified within prepaid and other current assets in the condensed consolidated balance sheet as of May 4, 2024.    Changes in the Restoration Plan assets and liabilities are charged to selling and administrative expenses.  The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 4, 2024, April 29, 2023 and February 3, 2024.  During the thirteen weeks ended May 4, 2024 and April 29, 2023, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
May 4, 2024:
Non-qualified deferred compensation plan assets	$10,169	10,169	$—	$—
Non-qualified deferred compensation plan liabilities	(10,169)	(10,169)	—	—
Non-qualified restoration plan assets	256	256	—	—
Non-qualified restoration plan liabilities	(256)	(256)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,204)	(2,204)	—	—
Restricted stock units for non-employee directors	(3,023)	(3,023)	—	—
April 29, 2023:
Non-qualified deferred compensation plan assets	8,841	8,841	—	—
Non-qualified deferred compensation plan liabilities	(8,841)	(8,841)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,527)	(1,527)	—	—
Restricted stock units for non-employee directors	(1,846)	(1,846)	—	—
February 3, 2024:
Non-qualified deferred compensation plan assets	9,494	9,494	—	—
Non-qualified deferred compensation plan liabilities	(9,494)	(9,494)	—	—
Non-qualified restoration plan assets	271	271	—	—
Non-qualified restoration plan liabilities	(271)	(271)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,921)	(1,921)	—	—
Restricted stock units for non-employee directors	(2,606)	(2,606)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $655.1 million and $559.5 million at May 4, 2024 and April 29, 2023, respectively, were assessed for indicators of impairment.  This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended
($ thousands)	May 4, 2024	April 29, 2023
Long-Lived Asset Impairment Charges:
Famous Footwear	$195	$39
Brand Portfolio	50	—
Total long-lived asset impairment charges	$245	$39

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The fair values of the borrowings under revolving credit agreement of $191.0 million and $291.5 million as of May 4, 2024 and April 29, 2023, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 14  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 23.0% and 23.5% for the thirteen weeks ended May 4, 2024 and April 29, 2023, respectively.

As of May 4, 2024, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through May 4, 2024 were $34.4 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at May 4, 2024 is $9.2 million, of which $8.3 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses.  Of the total $9.2 million reserve, $4.8 million is for off-site remediation and $4.4 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $12.5 million as of May 4, 2024.  The Company expects to spend approximately $0.2 million in 2024, $0.1 million in each of the following four years and $11.9 million in the aggregate thereafter related to the on-site remediation.

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

Known Trends Impacting Our Business

Macroeconomic Environment

Macroeconomic factors, including, among others, inflation, elevated interest rates, increased real estate costs, higher consumer debt levels, the end to the student loan repayment pause, and lingering fears of a recession continued to impact consumer discretionary spending and our financial results during the first quarter of 2024.  We continued to experience lighter consumer traffic in our retail stores during the first quarter, resulting in lower net sales.  While we believe that the structural changes we have implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends may continue to adversely impact our financial results in the future.  We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Financial Highlights

Highlights of our consolidated and segment results for the first quarter of 2024 and 2023 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	May 4, 2024	April 29, 2023	Change (1)
Consolidated net sales	$659.2	$662.7	($3.5)	(0.5)%
Famous Footwear segment net sales	$349.6	$349.2	$0.4	0.1%
Famous Footwear comparable sales % change	(2.3)%	(8.5)%	n/m	n/m
Brand Portfolio segment net sales	$317.2	$325.5	($8.3)	(2.6)%
Gross profit	$309.1	$302.7	$6.4	2.1%
Gross margin	46.9%	45.7%	n/m	122 bps
Operating earnings	$42.8	$49.6	($6.8)	(13.8)%
Diluted earnings per share	$0.88	$0.97	($0.09)	(9.3)%
(1)	n/m – not meaningful

Metrics Used in the Evaluation of Our Business

The following are a few key metrics by which we evaluate our business, identify trends and make strategic decisions:

Comparable sales

The comparable sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though other retailers may calculate the metric differently.  Management uses the comparable sales metric as a measure of an individual store’s success to determine whether it is performing in line with expectations.  Our comparable sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open for at least 13 months.  In addition, in order to be included in the comparable sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores are excluded from the comparable sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the comparable sales calculation.  In fiscal years with 53 weeks, the 53rd week of comparable sales is included in the calculation.  In the following year, the prior fiscal year period is shifted by one week to compare similar calendar weeks.  We believe the comparable sales metric is useful to shareholders and investors in assessing our retail sales performance of existing locations with comparable prior year sales, separate from the impact of store openings or store closures.

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$659.2	100.0%	$662.7	100.0%
Cost of goods sold	350.1	53.1%	360.0	54.3%
Gross profit	309.1	46.9%	302.7	45.7%
Selling and administrative expenses	266.3	40.4%	253.1	38.2%
Operating earnings	42.8	6.5%	49.6	7.5%
Interest expense, net	(3.8)	(0.6)%	(5.6)	(0.8)%
Other income, net	1.0	0.2%	1.5	0.2%
Earnings before income taxes	40.0	6.1%	45.5	6.9%
Income tax provision	(9.2)	(1.4)%	(10.7)	(1.7)%
Net earnings	30.8	4.7%	34.8	5.2%
Net (loss) earnings attributable to noncontrolling interests	(0.1)	(0.0)%	0.1	0.0%
Net earnings attributable to Caleres, Inc.	$30.9	4.7%	$34.7	5.2%

Net Sales

Net sales decreased $3.5 million, or 0.5%, to $659.2 million for the first quarter of 2024, compared to $662.7 million for the first quarter of 2023, driven by an $8.3 million, or 2.6%, decline in net sales for our Brand Portfolio segment due primarily to lower wholesale sales.  While we continue to experience weakness in dress footwear and seasonal fashion categories, including sandals and boots, our fashion sneakers and casual footwear categories both experienced gains in the first quarter of 2024 compared to 2023.  The decrease in the Brand Portfolio segment net sales was partially offset by an increase in net sales in the Famous Footwear segment of $0.4 million, or 0.1% during the first quarter of 2024.  Our kids business continued to perform well during the first quarter, while seasonal sandals and boots underperformed.  We also experienced growth in sales from our owned e-commerce businesses, which increased approximately 9.4% on a consolidated basis compared to the first quarter of 2023.  Our direct-to-consumer sales represented approximately 69% of consolidated net sales for the first quarter of 2024, compared to 68% in the first quarter of 2023.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Gross Profit

Gross profit increased $6.4 million, or 2.1%, to $309.1 million for the first quarter of 2024, compared to $302.7 million for the first quarter of 2023.  As a percentage of net sales, gross profit increased to 46.9% for the first quarter of 2024, compared to 45.7% for the first quarter of 2023, driven by significant improvement in the Brand Portfolio segment gross margin.  The increase reflects higher merchandise margins, growth in e-commerce sales from our owned brands and lower sales allowances and discounts.  The gross margin in the Famous Footwear segment also improved in the quarter, driven by lower inbound freight costs for our inventory, lower outbound shipping costs, due in part to growth in store fulfillment of e-commerce orders (buy online, pick up in store), and lower inventory shrinkage.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $13.2 million, or 5.2%, to $266.3 million for the first quarter of 2024, compared to $253.1 million for the first quarter of 2023.  The increase was driven by higher marketing expenses for certain brands, including Sam Edelman and Naturalizer, higher expenses associated with the expansion of our international business and higher information technology and consulting expense associated with the implementation of our cloud-based enterprise resource planning platform.  As a percentage of net sales, selling and administrative expenses increased to 40.4% for the first quarter of 2024, from 38.2% for the first quarter of 2023.

Operating Earnings

Operating earnings decreased $6.8 million to $42.8 million for the first quarter of 2024, compared to $49.6 million for the first quarter of 2023, reflecting the factors described above.  As a percentage of net sales, operating earnings were 6.5% for the first quarter of 2024, compared to 7.5% for the first quarter of 2023.

Interest Expense, Net

Interest expense, net decreased $1.8 million, or 32.8%, to $3.8 million for the first quarter of 2024, compared to $5.6 million for the first quarter of 2023.  The decrease reflects lower average borrowings on the revolving credit facility, partially offset by higher weighted-average interest rates.  The interest on our revolving credit facility is based on a variable rate, which adversely impacts our interest expense in the current elevated interest rate environment.  While our interest expense for the remainder of 2024 will continue to be negatively impacted by the elevated interest rates, we expect to continue to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

Other Income, Net

Other income, net decreased $0.5 million, or 33.5%, to $1.0 million for the first quarter of 2024, compared to $1.5 million for the first quarter of 2023, primarily attributable to higher amortization of the actuarial loss related to our pension plans.  Refer to Note 12 of the condensed consolidated financial statements for further information.  These decreases were partially offset by non-operating income associated with logistics services, which the Company began providing in the second half of 2023.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 23.0% for the first quarter of 2024, compared to 23.5% for the first quarter of 2023.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation.  The OECD continues to release guidance and countries are implementing legislation to adopt the rules, which became effective on January 1, 2024.  The United States has not yet enacted legislation implementing Pillar Two.  We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our effective tax rate.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. was $30.9 million for the first quarter of 2024, compared to $34.7 million for the first quarter of 2023, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales
Net sales	$349.6	100.0%	$349.2	100.0%
Cost of goods sold	188.6	53.9%	190.1	54.4%
Gross profit	161.0	46.1%	$159.1	45.6%
Selling and administrative expenses	144.1	41.3%	142.0	40.7%
Operating earnings	$16.9	4.8%	$17.1	4.9%

Key Metrics
Comparable sales % change	(2.3)%		(8.5)%
Comparable sales $ change	$(8.0)		$(31.8)
Sales change from new and closed stores, net	$8.4		$(3.0)
Impact of changes in Canadian exchange rate on sales	$(0.0)		$(0.5)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$54		$54
Sales per square foot, excluding e-commerce (trailing twelve months)	$246		$250
Square footage (thousand sq. ft.)	5,622		5,702

Stores opened	3		2
Stores closed	8		9
Ending stores	855		866

Net Sales

Net sales of $349.6 million in the first quarter of 2024 increased $0.4 million, or 0.1%, compared to the first quarter of 2023.  Comparable sales, which reflects the calendar shift due to the 53rd week in 2023, decreased 2.3% driven by a decline in consumer traffic in our retail stores.  Despite the continued challenging retail environment, our e-commerce sales improved in the first quarter of 2024.  E-commerce penetration was approximately 13% of net sales in the first quarter of 2024 compared to 12% in the first quarter of 2023.  Our kids category, which is a key differentiator for Famous Footwear, continued to perform well by once again exceeding last year’s volume, while sales of seasonal footwear categories, including sandals and boots, were challenged.

We opened three stores and closed eight stores during the first quarter of 2024, resulting in 855 stores and total square footage of 5.6 million at the end of the quarter, compared to 866 stores and total square footage of 5.7 million at the end of the first quarter of 2023.  During the quarter, we also converted 10 stores to the new FLAIR (Famous Localized and Immersive Retail) concept, which has been successful in driving sales growth.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 78% of our net sales made to program members in the first quarter of 2024, compared to 79% in the first quarter of 2023.

Gross Profit

Gross profit increased $1.9 million, or 1.2%, to $161.0 million for the first quarter of 2024, compared to $159.1 million for the first quarter of 2023, driven by lower inbound freight costs for our inventory, lower outbound shipping costs, due in part to growth in our store fulfillment of e-commerce orders (buy online, pick up in store), and lower inventory shrinkage.  As a percentage of net sales, our gross profit increased to 46.1% for the first quarter of 2024, from 45.6% for the first quarter of 2023.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.1 million, or 1.5%, to $144.1 million for the first quarter of 2024, compared to $142.0 million for the first quarter of 2023.  The increase was driven by higher facilities costs and salary and benefits expenses, partially offset by lower marketing expense.  As a percentage of net sales, selling and administrative expenses increased to 41.3% for the first quarter of 2024, compared to 40.7% for the first quarter of 2023.

Operating Earnings

Operating earnings decreased slightly to $16.9 million for the first quarter of 2024, compared to $17.1 million for the first quarter of 2023, primarily reflecting the factors described above.  As a percentage of net sales, operating earnings declined slightly to 4.8% for the first quarter of 2024, compared to 4.9% for the first quarter of 2023.

BRAND PORTFOLIO

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$317.2	100.0%	$325.5	100.0%
Cost of goods sold	169.4	53.4%	181.6	55.8%
Gross profit	147.8	46.6%	143.9	44.2%
Selling and administrative expenses	106.4	33.5%	101.2	31.1%
Operating earnings	$41.4	13.1%	$42.7	13.1%

Key Metrics
Direct-to-consumer (% of net sales) (1)	33%		32%
Change in wholesale net sales ($)	$(13.1)		$(42.2)
Change in retail net sales ($)	$4.8		$2.0
Unfilled order position at end of period	$257.0		$272.9

North America stores:
Stores opened	—		1
Stores closed	1		2
Ending stores - North America	61		62
Ending stores - East Asia	38		31
Ending stores - Total Brand Portfolio	99		93
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales of $317.2 million in the first quarter of 2024 decreased $8.3 million, or 2.6%, compared to the first quarter of 2023.  Lower wholesale sales were partially offset by growth in sales from our owned e-commerce business, which increased approximately 8.6% compared to the first quarter of 2023.  While we continue to experience weakness in dress footwear and seasonal fashion categories, including sandals and boots, our fashion sneakers and casual footwear categories both experienced gains in the first quarter of 2024 compared to 2023.  We have increased the penetration of the fashion sneakers and casual footwear categories to our total product assortment to align our inventory with consumer demand and we believe we are currently well-positioned in these categories.  Our brands with a heavy sneaker concentration, such as Vionic, Dr. Scholl’s and Vince, performed better in the first quarter than brands with a higher mix of dress footwear.  During the first quarter of 2024, we closed one store in the United States, resulting in a total of 61 stores, compared to 62 stores at the end of the first quarter of 2023.  In addition, we continued to expand our retail store presence in East Asia by opening two new Sam Edelman stores in the first quarter of 2024, resulting in a total of 38 stores, compared to 31 stores at the end of the first quarter of 2023.

Our unfilled order position for our wholesale sales decreased $15.9 million, or 5.8%, to $257.0 million at May 4, 2024, compared to $272.9 million at April 29, 2023.  The decrease in our backlog order levels compared to last year reflects more conservative buying by our wholesale customers as they manage their inventory levels and the dynamic nature of inventory buying, which includes periodic replenishment orders and shipping directly to the end consumer purchasing from our wholesale customers’ websites.

Gross Profit

Gross profit increased $3.9 million, or 2.7%, to $147.8 million for the first quarter of 2024, compared to $143.9 million for the first quarter of 2023.  As a percentage of net sales, our gross profit increased to 46.6% for the first quarter of 2024, compared to 44.2% for the first quarter of 2023, reflecting higher merchandise margins and a higher mix of retail sales, including e-commerce sales from our owned brands and sales from our branded retail stores, both of which have higher gross margins than our wholesale sales.  In addition, our wholesale margins benefited from lower sales allowances and discounts in the quarter.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.2 million, or 5.1%, to $106.4 million for the first quarter of 2024, compared to $101.2 million for the first quarter of 2023.  The increase was primarily due to higher marketing expenses for certain brands, including Sam Edelman and Naturalizer, higher expenses associated with the expansion of our international business and higher distribution expenses.  As a percentage of net sales, selling and administrative expenses increased to 33.5% for the first quarter of 2024, compared to 31.1% for the first quarter of 2023.

Operating Earnings

Operating earnings decreased to $41.4 million for the first quarter of 2024, from $42.7 million for the first quarter of 2023, as a result of the factors described above.  As a percentage of net sales, operating earnings were 13.1% for both the first quarter of 2024 and 2023.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended
	May 4, 2024		April 29, 2023
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$(7.6)	100.0%	$(11.9)	100.0%
Cost of goods sold	(7.9)	103.7%	(11.6)	97.5%
Gross profit	0.3	(3.7)%	(0.3)	2.5%
Selling and administrative expenses	15.8	(208.9)%	9.8	(82.4)%
Operating loss	$(15.5)	205.2%	$(10.1)	84.9%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $7.6 million for the first quarter of 2024 is $4.3 million, or 36.6%, lower than the first quarter of 2023 reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $6.0 million, to $15.8 million in the first quarter of 2024, compared to $9.8 million for the first quarter of 2023.  The increase primarily reflects higher information technology and consulting expenses associated with the implementation of our cloud-based enterprise resource planning platform and higher expenses for our restricted stock units granted to non-employee directors, reflecting a larger increase in our stock price compared to the first quarter of 2023.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

Total debt obligations of $191.0 million at May 4, 2024 decreased $100.5 million, from $291.5 million at April 29, 2023, and increased $9.0 million, from $182.0 million at February 3, 2024.  Net interest expense for the first quarter of 2024 decreased $1.8 million to $3.8 million, compared to $5.6 million for the first quarter of 2023, primarily due to lower average borrowings on our revolving credit facility.  This decrease was partially offset by higher weighted-average interest rates.  The interest on our revolving credit facility is based on a variable rate, which adversely impacts our interest expense in the current elevated interest rate environment.  While our interest expense for the remainder of 2024 will continue to be negatively impacted by the elevated interest rates, we expect to continue to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

Credit Agreement

As further discussed in Note 9 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs that matures on October 5, 2026. The aggregate amount available under the revolving credit facility is up to $500.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million.  Interest on the borrowings is at variable rates based on the SOFR, or the prime rate (as defined in the Credit Agreement), plus a spread.

At May 4, 2024, we had $191.0 million in borrowings and $9.4 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $299.6 million at May 4, 2024.  We were in compliance with all covenants and restrictions under the Credit Agreement as of May 4, 2024.

Working Capital and Cash Flow

	Thirteen Weeks Ended
($ millions)	May 4, 2024	April 29, 2023	Change
Net cash provided by operating activities	$36.1	$37.5	$(1.4)
Net cash used for investing activities	(10.3)	(6.5)	(3.8)
Net cash used for financing activities	(16.4)	(28.5)	12.1
Increase in cash and cash equivalents	$9.4	$2.5	$6.9

Reasons for the major variances in cash provided in the table above are as follows:

Cash provided by operating activities was $1.4 million lower in the thirteen weeks ended May 4, 2024 as compared to the thirteen weeks ended April 29, 2023, primarily reflecting the following factors:

●	A smaller increase in trade accounts payable during the thirteen weeks ended May 4, 2024, compared to the thirteen weeks ended April 29, 2023, reflecting lower inventory purchases,
●	A smaller decrease in inventory during the thirteen weeks ended May 4, 2024, compared to the thirteen weeks ended April 29, 2023, reflecting more normalized inventory purchasing and receipt flow.
●	A larger increase in accounts receivable during the thirteen weeks ended May 4, 2024, compared to the thirteen weeks ended April 29, 2023; and
●	Lower net earnings in the thirteen weeks ended May 4, 2024, compared to the thirteen weeks ended April 29, 2023, partially offset by
●	A smaller decrease in accrued expenses and other liabilities during the thirteen weeks ended May 4, 2024, compared to the thirteen weeks ended April 29, 2023.

We are in the process of undergoing a multi-year cloud-based ERP implementation.  We are funding the first phase of the implementation, which is scheduled to go live in the second quarter of 2024, with cash provided by operating activities.

Cash used for investing activities was $3.8 million higher for the thirteen weeks ended May 4, 2024 as compared to the thirteen weeks ended April 29, 2023, reflecting higher capital expenditures, due in part to the Famous Footwear store remodels to the new FLAIR concept.  We expect purchases of property and equipment and capitalized software to be between $60 million and $70 million in 2024, compared to $49.6 million in 2023.

Cash used for financing activities was $12.1 million lower for the thirteen weeks ended May 4, 2024 as compared to the thirteen weeks ended April 29, 2023, primarily due to net borrowings on our revolving credit agreement of $9.0 million in the thirteen weeks ended May 4, 2024, compared to net repayments of $16.0 million in the comparable period in 2023.  In addition, the issuance of common stock under share-based plans was $2.2 million lower in the thirteen weeks ended May 4, 2024, compared to the thirteen weeks ended April 29, 2023.  These decreases were partially offset by $15.1 million in repurchases of our common stock under our share repurchase programs during the three months ended May 4, 2024, compared to no repurchases during the three months ended April 29, 2023.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 4, 2024	April 29, 2023	February 3, 2024
Working capital ($ millions) (1)	$41.0	$(58.4)	$46.0
Current ratio (2)	1.05:1	0.93:1	1.06:1
Debt-to-capital ratio (3)	24.9%	39.2%	24.3%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at May 4, 2024 was a $41.0 million, which was an improvement of $99.4 million from April 29, 2023 and a $5.0 million decrease from February 3, 2024.  The increase in working capital from April 29, 2023 primarily reflects lower borrowings under our revolving credit agreement.  The decrease in working capital from February 3, 2024 primarily reflects higher trade accounts payable and lower inventory, partially offset by higher accounts receivable and lower accrued expenses.  Our current ratio was 1.05:1 as of May 4, 2024, compared to 0.93:1 at April 29, 2023 and 1.06:1 at February 3, 2024.  Our debt-to-capital ratio was 24.9% as of May 4, 2024, compared to 39.2% as of April 29, 2023 and 24.3% at February 3, 2024.

We declared and paid dividends of $0.07 per share in the first quarter of both 2024 and 2023.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year.  For further information on the Company’s critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 3, 2024.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements, if any, and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands.  Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changing consumer demands, which may be influenced by general economic conditions and other factors; (ii) inflationary pressures and supply chain disruptions; (iii) rapidly changing consumer preferences and purchasing patterns and fashion trends; (iv) the ability to maintain relationships with current suppliers; (v) customer concentration and increased consolidation in the retail industry; (vi) intense competition within the footwear industry; (vii) foreign currency fluctuations; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) cybersecurity threats or other major disruption to the Company’s information technology systems; (x) the ability to accurately forecast sales and manage inventory levels; (xi) a disruption in the Company’s distribution centers; (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to secure/exit leases on favorable terms; (xiv) transitional challenges with acquisitions and divestitures;  (xv) changes to tax laws, policies and treaties; (xvi) commitments and shareholder expectations relating to environmental, social and governance ("ESG") considerations (xvii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; and (xviii) the ability to attract, retain, and maintain good relationships with licensors and protect our intellectual property rights.  The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 3, 2024, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended February 3, 2024.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 4, 2024, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A  RISK FACTORS

There have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year.  For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 3, 2024.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2024:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
February 4, 2024 - March 2, 2024	340,000	$35.69	340,000	5,264,379

March 3, 2024 - April 6, 2024	278,545	38.71	76,000	5,188,379

April 7, 2024 - May 4, 2024	—	—	—	5,188,379
Total	618,545	$37.05	416,000	5,188,379
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards.
(2)	On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of 7,000,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions. During the thirteen weeks ended May 4, 2024, the Company repurchased 416,000 shares under the 2022 Program. The Company did not repurchase any shares under the program during the thirteen weeks ended April 29, 2023. As of May 4, 2024, there were 5,188,379 shares authorized to be repurchased. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

During the thirteen weeks ended May 4, 2024, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

On January 19, 2024, Diane M. Sullivan, Executive Chair, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934.  The Rule 10b5-1 Plan for Ms. Sullivan provides for the sale of up to 241,807 shares of the Company’s common stock (representing the gross number of vested shares before tax withholding for certain restricted stock awards), pursuant to the terms of the Rule 10b5-1 Plan.  The Rule 10b5-1 Plan expires on November 22, 2024, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

On December 7, 2023, Daniel R. Friedman, Chief Sourcing Officer, adopted a Rule 10b5-1 plan (“Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934.  Mr. Friedman’s Plan provides for the sale of up to 15,000 shares of the Company’s common stock, pursuant to the terms of the Plan.  The Plan expires on December 31, 2024, or upon the earlier completion of all authorized transactions under such Plan.

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

CALERES, INC.

Date: June 11, 2024	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer