Form 10-Q
period 2024-08-03
CALERES INC
filed 2024-09-12
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 3, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of August 30, 2024, 35,201,446 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	August 3, 2024	July 29, 2023	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$51,753	$47,098	$21,358
Receivables, net	151,055	136,549	140,400
Inventories, net	661,146	660,690	540,674
Income taxes	5,236	6,461	14,215
Property and equipment, held for sale	16,777	16,777	16,777
Prepaid expenses and other current assets	53,733	47,248	55,485
Total current assets	939,700	914,823	788,909

Prepaid pension costs	77,505	86,189	74,951
Lease right-of-use assets	588,842	505,423	528,029
Property and equipment, net	169,459	157,717	167,583
Deferred income taxes	4,265	26	4,401
Goodwill and intangible assets, net	197,792	209,314	203,310
Other assets	42,422	30,468	37,563
Total assets	$2,019,985	$1,903,960	$1,804,746

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$146,500	$244,000	$182,000
Trade accounts payable	396,450	350,020	251,912
Income taxes	14,613	18,896	11,222
Lease obligations	116,619	133,743	112,764
Other accrued expenses	186,241	209,712	185,058
Total current liabilities	860,423	956,371	742,956
Other liabilities:
Noncurrent lease obligations	508,950	429,192	453,097
Income taxes	2,464	2,464	2,464
Deferred income taxes	12,301	19,335	11,536
Other liabilities	22,363	25,017	27,123
Total other liabilities	546,078	476,008	494,220
Equity:
Common stock	351	355	355
Additional paid-in capital	183,922	177,602	184,451
Accumulated other comprehensive loss	(29,473)	(25,530)	(34,504)
Retained earnings	451,262	312,565	410,329
Total Caleres, Inc. shareholders’ equity	606,062	464,992	560,631
Noncontrolling interests	7,422	6,589	6,939
Total equity	613,484	471,581	567,570
Total liabilities and equity	$2,019,985	$1,903,960	$1,804,746

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$683,317	$695,533	$1,342,515	$1,358,267
Cost of goods sold	372,439	381,360	722,542	741,412
Gross profit	310,878	314,173	619,973	616,855
Selling and administrative expenses	268,349	262,823	534,685	515,918
Restructuring and other special charges, net	—	1,647	—	1,647
Operating earnings	42,529	49,703	85,288	99,290
Interest expense, net	(3,332)	(5,128)	(7,111)	(10,751)
Other income, net	1,177	1,616	2,169	3,108
Earnings before income taxes	40,374	46,191	80,346	91,647
Income tax provision	(10,101)	(11,826)	(19,275)	(22,490)
Net earnings	30,273	34,365	61,071	69,157
Net earnings attributable to noncontrolling interests	315	422	173	487
Net earnings attributable to Caleres, Inc.	$29,958	$33,943	$60,898	$68,670

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.85	$0.95	$1.73	$1.91

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.85	$0.95	$1.73	$1.91

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net earnings	$30,273	$34,365	$61,071	$69,157
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	3,447	(277)	2,618	(428)
Pension and other postretirement benefits adjustments	1,083	610	2,223	1,320
Other comprehensive income, net of tax	4,530	333	4,841	892
Comprehensive income	34,803	34,698	65,912	70,049
Comprehensive income (loss) attributable to noncontrolling interests	197	25	(17)	159
Comprehensive income attributable to Caleres, Inc.	$34,606	$34,673	$65,929	$69,890

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-Six Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023
Operating Activities
Net earnings	$61,071	$69,157
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	19,136	16,899
Amortization of capitalized software	2,654	2,471
Amortization of intangible assets	5,518	6,078
Amortization of debt issuance costs and debt discount	204	204
Share-based compensation expense	7,928	6,871
Loss on disposal of property and equipment	(36)	918
Impairment charges for property, equipment, and lease right-of-use assets	800	414
Adjustment to expected credit losses	(769)	840
Deferred income taxes	901	334
Changes in operating assets and liabilities:
Receivables	(10,018)	(4,588)
Inventories	(121,010)	(80,352)
Prepaid expenses and other current and noncurrent assets	(5,389)	(2,472)
Trade accounts payable	144,687	120,065
Accrued expenses and other liabilities	(5,563)	(28,165)
Income taxes, net	12,380	16,990
Other, net	3,202	(488)
Net cash provided by operating activities	115,696	125,176

Investing Activities
Purchases of property and equipment	(20,886)	(15,044)
Capitalized software	(922)	(1,833)
Net cash used for investing activities	(21,808)	(16,877)

Financing Activities
Borrowings under revolving credit agreement	306,868	252,000
Repayments under revolving credit agreement	(342,368)	(315,500)
Dividends paid	(4,899)	(4,997)
Acquisition of treasury stock	(15,070)	(17,445)
Issuance of common stock under share-based plans, net	(8,457)	(10,010)
Contributions by noncontrolling interests	500	1,000
Net cash used for financing activities	(63,426)	(94,952)
Effect of exchange rate changes on cash and cash equivalents	(67)	51
Increase in cash and cash equivalents	30,395	13,398
Cash and cash equivalents at beginning of period	21,358	33,700
Cash and cash equivalents at end of period	$51,753	$47,098

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE MAY 4, 2024	35,135,407	$351	$180,314	$(34,121)	$423,760	$570,304	$6,725	$577,029
Net earnings					29,958	29,958	315	30,273
Foreign currency translation adjustment				3,565		3,565	(118)	3,447
Pension and other postretirement benefits adjustments, net of tax of $376				1,083		1,083		1,083
Comprehensive income				4,648	29,958	34,606	197	34,803
Contributions by noncontrolling interests						—	500	500
Dividends ($0.07 per share)					(2,456)	(2,456)		(2,456)
Issuance of common stock under share-based plans, net	463	0	(610)			(610)		(610)
Share-based compensation expense			4,218			4,218		4,218
BALANCE AUGUST 3, 2024	35,135,870	$351	$183,922	$(29,473)	$451,262	$606,062	$7,422	$613,484

BALANCE APRIL 29, 2023	36,274,599	$363	$173,640	$(26,260)	$298,574	$446,317	$5,564	$451,881
Net earnings					33,943	33,943	422	34,365
Foreign currency translation adjustment				120		120	(397)	(277)
Pension and other postretirement benefits adjustments, net of tax of $211				610		610		610
Comprehensive income				730	33,943	34,673	25	34,698
Contributions by noncontrolling interests						—	1,000	1,000
Dividends ($0.07 per share)					(2,515)	(2,515)		(2,515)
Acquisition of treasury stock	(763,000)	(8)			(17,437)	(17,445)		(17,445)
Issuance of common stock under share-based plans, net	28,494	0	(4)			(4)		(4)
Share-based compensation expense			3,966			3,966		3,966
BALANCE JULY 29, 2023	35,540,093	$355	$177,602	$(25,530)	$312,565	$464,992	$6,589	$471,581

				Accumulated
				Other		Total Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 3, 2024	35,490,019	$355	$184,451	$(34,504)	$410,329	$560,631	$6,939	$567,570
Net earnings					60,898	60,898	173	61,071
Foreign currency translation adjustment				2,808		2,808	(190)	2,618
Pension and other postretirement benefits adjustments, net of tax of $771				2,223		2,223		2,223
Comprehensive income				5,031	60,898	65,929	(17)	65,912
Contributions by noncontrolling interests						—	500	500
Dividends ($0.14 per share)					(4,899)	(4,899)		(4,899)
Acquisition of treasury stock	(416,000)	(4)			(15,066)	(15,070)		(15,070)
Issuance of common stock under share-based plans, net	61,851	0	(8,457)			(8,457)		(8,457)
Share-based compensation expense			7,928			7,928		7,928
BALANCE AUGUST 3, 2024	35,135,870	$351	$183,922	$(29,473)	$451,262	$606,062	$7,422	$613,484

BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113
Net earnings					68,670	68,670	487	69,157
Foreign currency translation adjustment				(100)		(100)	(328)	(428)
Pension and other postretirement benefits adjustments, net of tax of $417				1,320		1,320		1,320
Comprehensive income				1,220	68,670	69,890	159	70,049
Contributions by noncontrolling interests						—	1,000	1,000
Dividends ($0.14 per share)					(4,997)	(4,997)		(4,997)
Acquisition of treasury stock	(763,000)	(8)			(17,437)	(17,445)		(17,445)
Issuance of common stock under share-based plans, net	587,341	6	(10,016)			(10,010)		(10,010)
Share-based compensation expense			6,871			6,871		6,871
BALANCE JULY 29, 2023	35,540,093	$355	$177,602	$(25,530)	$312,565	$464,992	$6,589	$471,581

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

Noncontrolling Interests

Noncontrolling interests in the Company’s condensed consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates.  In 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  During the thirteen and twenty-six weeks ended August 3, 2024, capital contributions of $1.0 million were made to CLT, including $0.5 million received from Brand Investment Holding.  During the thirteen and twenty-six weeks ended July 29, 2023, capital contributions of $2.0 million were made to CLT, including $1.0 million received from Brand Investment Holding.

Net sales and operating earnings of CLT for the periods ended August 3, 2024 and July 29, 2023 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$10,098	$7,644	$15,820	$12,865
Operating earnings	688	978	388	1,098

The Company consolidates CLT into its condensed consolidated financial statements on a one-month lag.  Net earnings attributable to noncontrolling interests represents the share of net earnings that is attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financing institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of August 3, 2024 and July 29, 2023, the Company had $15.8 million and $32.9 million, respectively, of accounts payable subject to the Program arrangements.

Property and Equipment, Held for Sale

The Company continues to actively market for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri and, as of August 3, 2024, was engaged in discussions with a few potential buyers.  The Company expects the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale on the condensed consolidated balance sheet as of August 3, 2024 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of August 3, 2024.

Enterprise Resource Planning (“ERP”) Implementation

The Company is in the process of a multi-year cloud-based ERP implementation.  Other assets on the condensed consolidated balance sheets included $19.6 million and $5.2 million as of August 3, 2024 and July 29, 2023, respectively, for capitalized costs associated with this implementation.

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

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended August 3, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$370,067	$17,589	$—	$387,656
E-commerce - Company websites (1)	49,628	53,542	—	103,170
E-commerce - wholesale drop-ship (1)	—	23,534	(1,014)	22,520
Total direct-to-consumer sales	419,695	94,665	(1,014)	513,346
Wholesale - e-commerce (1)	—	51,515	—	51,515
Wholesale - landed	—	113,912	(21,455)	92,457
Wholesale - first cost	—	22,598	—	22,598
Licensing and royalty	471	2,790	—	3,261
Other (2)	123	17	—	140
Net sales	$420,289	$285,497	$(22,469)	$683,317

	Thirteen Weeks Ended July 29, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$368,445	$16,759	$—	$385,204
E-commerce - Company websites (1)	45,103	53,453	—	98,556
E-commerce - wholesale drop-ship (1)	—	28,616	(1,132)	27,484
Total direct-to-consumer sales	413,548	98,828	(1,132)	511,244
Wholesale - e-commerce (1)	—	54,578	—	54,578
Wholesale - landed	—	112,243	(18,446)	93,797
Wholesale - first cost	—	31,659	—	31,659
Licensing and royalty	578	3,551	—	4,129
Other (2)	112	14	—	126
Net sales	$414,238	$300,873	$(19,578)	$695,533

	Twenty-Six Weeks Ended August 3, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$674,596	$34,678	$—	$709,274
E-commerce - Company websites (1)	94,105	111,549	—	205,654
E-commerce - wholesale drop-ship (1)	—	53,904	(2,362)	51,542
Total direct-to-consumer sales	768,701	200,131	(2,362)	966,470
Wholesale - e-commerce (1)	—	119,302	—	119,302
Wholesale - landed	—	239,669	(27,672)	211,997
Wholesale - first cost	—	38,334	—	38,334
Licensing and royalty	898	5,228	—	6,126
Other (2)	242	44	—	286
Net sales	$769,841	$602,708	$(30,034)	$1,342,515

	Twenty-Six Weeks Ended July 29, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$676,684	$33,197	$—	$709,881
E-commerce - Company websites (1)	85,309	106,884	—	192,193
E-commerce - wholesale drop-ship (1)	—	63,414	(2,400)	61,014
Total direct-to-consumer sales	761,993	203,495	(2,400)	963,088
Wholesale - e-commerce (1)	—	109,557	—	109,557
Wholesale - landed	—	255,139	(29,118)	226,021
Wholesale - first cost	—	51,608	—	51,608
Licensing and royalty	1,163	6,566	—	7,729
Other (2)	240	24	—	264
Net sales	$763,396	$626,389	$(31,518)	$1,358,267

(1)	Collectively referred to as "e-commerce" in the narrative below
(2)	Includes breakage revenue from unredeemed gift cards, which is recognized during the 24-month period following the sale of the gift cards according to the Company’s historical redemption patterns.

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

Information about significant balances from contracts with customers is as follows:

($ thousands)	August 3, 2024	July 29, 2023	February 3, 2024
Customer allowances and discounts	$22,665	$19,699	$21,497
Loyalty programs liability	8,062	16,621	11,457
Returns reserve	13,229	11,933	10,586
Gift card liability	5,793	5,774	6,385

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented.  In addition, during the twenty-six weeks ended August 3, 2024, the loyalty programs liability increased $15.5 million due to points and material rights earned on purchases and decreased $18.9 million due to expirations and redemptions.  During 2023, the Company modified its Famous Footwear Rewards loyalty program.  Under the modified program, points and savings certificates have a shorter time period to be either utilized or expired, which has resulted in a lower liability as of August 3, 2024.  During the twenty-six weeks ended July 29, 2023, the loyalty programs liability increased $22.7 million due to points and material rights earned on purchases and decreased $23.8 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The following table summarizes the activity in the Company’s allowance for expected credit losses during the twenty-six weeks ended August 3, 2024 and July 29, 2023:

	Twenty-Six Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023
Balance, beginning of period	$8,820	$8,903
Adjustment for expected credit losses	(769)	840
Uncollectible accounts written off, net of recoveries	316	145
Balance, end of period	$8,367	$9,888

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023

NUMERATOR
Net earnings	$30,273	$34,365	$61,071	$69,157
Net earnings attributable to noncontrolling interests	(315)	(422)	(173)	(487)
Net earnings attributable to Caleres, Inc.	$29,958	$33,943	$60,898	$68,670
Net earnings allocated to participating securities	(1,065)	(1,513)	(2,278)	(2,990)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$28,893	$32,430	$58,620	$65,680

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	33,883	34,280	33,838	34,343
Dilutive effect of share-based awards	106	—	106	—
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	33,989	34,280	33,944	34,343

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.85	$0.95	$1.73	$1.91

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.85	$0.95	$1.73	$1.91

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has a publicly announced share repurchase program.  The Company repurchased zero and 416,000 shares under this program during the thirteen and twenty-six weeks ended August 3, 2024, respectively.  During the thirteen and twenty-six weeks ended July 29, 2023 the Company repurchased 763,000 shares under the program.  Under the provisions of the Inflation Reduction Act of 2022, an immaterial amount of excise taxes are due on the Company’s share repurchases during the twenty-six weeks ended August 3, 2024 or July 29, 2023.

Note 5 Restructuring and Other Special Charges

The Company incurred costs of approximately $1.7 million ($1.2 million on an after-tax basis) during the thirteen and twenty-six weeks ended July 29, 2023 related to expense reduction initiatives, primarily severance.  Of the approximately $1.7 million in charges presented in restructuring and other special charges on the condensed consolidated statements of earnings, $0.9 million is reflected in the Brand Portfolio segment, $0.6 million is reflected within the Eliminations and Other category and $0.2 million is reflected in the Famous Footwear segment.  There were no corresponding costs for the twenty-six weeks ended August 3, 2024.  As of July 29, 2023, restructuring reserves of $1.5 million were included in other accrued expenses on the condensed consolidated balance sheet, with no corresponding restructuring reserves as of August 3, 2024.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended August 3, 2024 and July 29, 2023:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended August 3, 2024
Net sales	$420,289	$285,497	$(22,469)	$683,317
Intersegment sales (1)	—	22,469	—	22,469
Operating earnings (loss)	34,384	23,620	(15,475)	42,529
Segment assets	965,085	902,340	152,560	2,019,985

Thirteen Weeks Ended July 29, 2023
Net sales	$414,238	$300,873	$(19,578)	$695,533
Intersegment sales (1)	—	19,578	—	19,578
Operating earnings (loss)	40,630	26,828	(17,755)	49,703
Segment assets	881,483	861,782	160,695	1,903,960

Twenty-Six Weeks Ended August 3, 2024
Net sales	$769,841	$602,708	$(30,034)	$1,342,515
Intersegment sales (1)	—	30,034	—	30,034
Operating earnings (loss)	51,240	65,045	(30,997)	85,288

Twenty-Six Weeks Ended July 29, 2023
Net sales	$763,396	$626,389	$(31,518)	$1,358,267
Intersegment sales (1)	—	31,518	—	31,518
Operating earnings (loss)	57,686	69,497	(27,893)	99,290
(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating earnings	$42,529	$49,703	$85,288	$99,290
Interest expense, net	(3,332)	(5,128)	(7,111)	(10,751)
Other income, net	1,177	1,616	2,169	3,108
Earnings before income taxes	$40,374	$46,191	$80,346	$91,647

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	August 3, 2024	July 29, 2023	February 3, 2024
Raw materials	$13,964	$17,131	$14,198
Work-in-process	606	534	665
Finished goods	646,576	643,025	525,811
Inventories, net (1)	$661,146	$660,690	$540,674
(1)	Net of adjustment to last-in, first-out cost of $10.4 million, $9.3 million and $10.3 million as of August 3, 2024, July 29, 2023 and February 3, 2024, respectively.

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	August 3, 2024	July 29, 2023	February 3, 2024
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(152,047)	(140,525)	(146,529)
Total intangible assets, net	192,836	204,358	198,354
Goodwill
Brand Portfolio (2)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$197,792	$209,314	$203,310
(1)	The carrying amount of intangible assets as of August 3, 2024, July 29, 2023 and February 3, 2024 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of August 3, 2024, July 29, 2023 and February 3, 2024 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of August 3, 2024, July 29, 2023 and February 3, 2024 were as follows:

($ thousands)	August 3, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$136,050	$10,200	$153,238
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	15,997	4,005	24,198
		$451,088	$152,047	$106,205	$192,836

	July 29, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$126,174	$10,200	$163,114
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	14,351	4,005	25,844
		$451,088	$140,525	$106,205	$204,358

	February 3, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$131,677	$10,200	$157,611
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	14,852	4,005	25,343
		$451,088	$146,529	$106,205	$198,354

Amortization expense related to intangible assets was $2.8 million and $3.0 million for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, and $5.5 million and $6.1 million for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $11.0 million in 2024, 2025, and 2026, $10.9 million in 2027 and $10.7 million in 2028.

Goodwill is tested for impairment as of the first day of the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the twenty-six weeks ended August 3, 2024 or July 29, 2023.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the twenty-six weeks ended August 4, 2024 or July 29, 2023.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  During the thirteen and twenty-six weeks ended August 3, 2024, the Company recorded asset impairment charges of $0.6 million and $0.8 million, respectively, primarily related to underperforming retail stores.  Refer to Note 14 to the condensed consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in retail stores.

During the twenty-six weeks ended August 3, 2024, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $130.5 million on the condensed consolidated balance sheets.  As of August 3, 2024, the Company has entered into lease commitments for three retail locations for which the leases have not yet commenced.  The Company anticipates that two leases will begin in the current fiscal year and one will begin in the next fiscal year.  Upon commencement, right-of-use assets and lease liabilities of approximately $1.1 million will be recorded in the current fiscal year and $1.0 million will be recorded in the next fiscal year  on the condensed consolidated balance sheets.

The components of lease expense for the thirteen and twenty-six weeks ended August 3, 2024 and July 29, 2023 were as follows:

	Thirteen Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023
Operating lease expense	$40,251	$38,791
Variable lease expense	10,871	11,285
Short-term lease expense	362	743
Total lease expense	$51,484	$50,819

	Twenty-Six Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023
Operating lease expense	$80,273	$77,933
Variable lease expense	21,606	21,751
Short-term lease expense	669	1,430
Total lease expense	$102,548	$101,114

During the twenty-six weeks ended August 3, 2024 and July 29, 2023, the Company paid cash for lease liabilities of $83.2 million and $82.2 million, respectively.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of August 3, 2024.

At August 3, 2024, the Company had $146.5 million of borrowings outstanding and $9.4 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $344.1 million as of August 3, 2024.  The Company’s borrowings were favorably impacted by an unplanned shift to the third quarter of 2024 of a significant payment to one of its largest vendors, for which the revolving credit facility would have been used.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended August 3, 2024 and July 29, 2023:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at May 4, 2024	$(1,855)	$(32,266)	$(34,121)
Other comprehensive income before reclassifications	3,565	—	3,565
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,459	1,459
Tax benefit	—	(376)	(376)
Net reclassifications	—	1,083	1,083
Other comprehensive income	3,565	1,083	4,648
Balance at August 3, 2024	$1,710	$(31,183)	$(29,473)

Balance at April 29, 2023	$(1,433)	$(24,827)	$(26,260)
Other comprehensive income before reclassifications	120	—	120
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	821	821
Tax benefit	—	(211)	(211)
Net reclassifications	—	610	610
Other comprehensive income	120	610	730
Balance at July 29, 2023	$(1,313)	$(24,217)	$(25,530)

Balance at February 3, 2024	$(1,098)	$(33,406)	$(34,504)
Other comprehensive income before reclassifications	2,808	—	2,808
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,994	2,994
Tax benefit	—	(771)	(771)
Net reclassifications	—	2,223	2,223
Other comprehensive income	2,808	2,223	5,031
Balance at August 3, 2024	$1,710	$(31,183)	$(29,473)

Balance at January 28, 2023	$(1,213)	$(25,537)	$(26,750)
Other comprehensive loss before reclassifications	(100)	—	(100)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,776	1,776
Tax benefit	—	(456)	(456)
Net reclassifications	—	1,320	1,320
Other comprehensive (loss) income	(100)	1,320	1,220
Balance at July 29, 2023	$(1,313)	$(24,217)	$(25,530)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $4.2 million and $4.0 million during the thirteen weeks and $7.9 million and $6.9 million during the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.

The Company had net issuances of 463 and 28,494 shares of common stock during the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the twenty-six weeks ended August 3, 2024 and July 29, 2023, the Company had net issuances of 61,851 and 587,341 shares of common stock, respectively, related to share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended August 3, 2024 and July 29, 2023:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 3, 2024			July 29, 2023
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
May 4, 2024	1,296,085	$27.12	April 29, 2023	1,607,595	$21.64
Granted	16,812	35.06	Granted	33,610	19.34
Forfeited	(10,007)	28.82	Forfeited	(21,928)	21.79
Vested	(62,615)	23.67	Vested	(11,220)	27.69
August 3, 2024	1,240,275	$27.48	July 29, 2023	1,608,057	$21.55

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 3, 2024			July 29, 2023
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
February 3, 2024	1,512,421	$21.96	January 28, 2023	1,603,960	$18.57
Granted	320,097	40.74	Granted	579,994	22.87
Forfeited	(49,359)	24.30	Forfeited	(144,173)	18.55
Vested	(542,884)	20.42	Vested	(431,724)	13.27
August 3, 2024	1,240,275	$27.48	July 29, 2023	1,608,057	$21.55

Of the 16,812 restricted shares the Company granted during the thirteen weeks ended August 3, 2024, 13,692 shares have a cliff-vesting term of one year and 3,120 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 320,097 restricted shares the Company granted during the twenty-six weeks ended August 3, 2024, 13,692 have a cliff-vesting term of one year and 306,405 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years. Of the 33,610 restricted shares the Company granted during the thirteen weeks ended July 29, 2023, 23,268 have a cliff-vesting term of one year and 10,342 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 579,994 restricted shares granted during the twenty-six weeks ended July 29, 2023, 543,926 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years, 23,268 shares have a cliff-vesting term of one year, 7,000 shares have a graded vesting term of three years, with 50% vesting after eighteen months and 50% after three years, and 5,800 shares have a cliff-vesting term of two years.

Performance Awards

During the twenty-six weeks ended August 3, 2024, the Company granted performance share awards for a targeted 165,854 shares, with a weighted-average grant date fair value of $41.05 in connection with the 2024 performance award (2024 – 2026 performance period).  During the twenty-six weeks ended April 29, 2023, the Company granted performance share awards for a targeted 276,434 shares, with a weighted-average grant date fair value of $23.12 in connection with the 2023 performance award (2023 – 2025 performance period).  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The performance awards are payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 28,444 and 47,873 RSUs to non-employee directors, including 1,060 and 1,337 RSUs for dividend equivalents, during the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively, with weighted-average grant date fair values of $35.01 and $19.46, respectively.  The Company granted 29,323 and 49,295 RSUs to non-employee directors, including 1,939 and 2,759 and for dividend equivalents, during the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively, with weighted-average grant date fair values of $35.03 and $19.52, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Service cost	$1,274	$1,253	$—	$—
Interest cost	3,787	3,655	10	12
Expected return on assets	(6,055)	(6,104)	—	—
Amortization of:
Actuarial loss (gain)	1,485	883	(26)	(27)
Prior service cost (income)	—	(35)	—	—
Total net periodic benefit expense (income)	$491	$(348)	$(16)	$(15)

	Pension Benefits		Other Postretirement Benefits
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Service cost	$2,466	$2,511	$—	$—
Interest cost	7,519	7,270	23	24
Expected return on assets	(12,131)	(12,178)	—	—
Amortization of:
Actuarial loss (gain)	3,024	1,894	(54)	(55)
Prior service cost (income)	24	(63)	—	—
Total net periodic benefit expense (income)	$902	$(566)	$(31)	$(31)

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

Non-Qualified Restoration Plan Assets and Liabilities

In 2023, the Company adopted a non-qualified restoration deferred compensation plan (the “Restoration Plan”) for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  The initial contribution to the Restoration Plan was funded in January 2024 and contributions are expected to continue on an annual basis. The plan assets and liabilities will fluctuate with the returns on the investment funds.  The deferrals are held in a separate trust, which has been established by the Company to administer the Restoration Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Restoration Plan are presented in other accrued expenses and the assets held by the trust are classified within prepaid and other current assets in the condensed consolidated balance sheet as of August 3, 2024.    Changes in the Restoration Plan assets and liabilities are charged to selling and administrative expenses.  The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 3, 2024, July 29, 2023 and February 3, 2024.  During the twenty-six weeks ended August 3, 2024 and July 29, 2023, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
August 3, 2024:
Non-qualified deferred compensation plan assets	$10,510	10,510	$—	$—
Non-qualified deferred compensation plan liabilities	(10,510)	(10,510)	—	—
Non-qualified restoration plan assets	260	260	—	—
Non-qualified restoration plan liabilities	(260)	(260)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,080)	(2,080)	—	—
Restricted stock units for non-employee directors	(2,170)	(2,170)	—	—
July 29, 2023:
Non-qualified deferred compensation plan assets	9,215	9,215	—	—
Non-qualified deferred compensation plan liabilities	(9,215)	(9,215)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,790)	(1,790)	—	—
Restricted stock units for non-employee directors	(2,207)	(2,207)	—	—
February 3, 2024:
Non-qualified deferred compensation plan assets	9,494	9,494	—	—
Non-qualified deferred compensation plan liabilities	(9,494)	(9,494)	—	—
Non-qualified restoration plan assets	271	271	—	—
Non-qualified restoration plan liabilities	(271)	(271)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,921)	(1,921)	—	—
Restricted stock units for non-employee directors	(2,606)	(2,606)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with a carrying amount of $647.4 million and

$552.4 million at August 3, 2024 and July 29, 2023, respectively, were assessed for indicators of impairment.  This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Long-Lived Asset Impairment Charges:
Famous Footwear	$305	$375	$500	$414
Brand Portfolio	250	—	300	—
Total long-lived asset impairment charges	$555	$375	$800	$414

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The fair values of the borrowings under revolving credit agreement of $146.5 million and $244.0 million as of August 3, 2024 and July 29, 2023, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 25.0% and 25.6% for the thirteen weeks ended August 3, 2024 and July 29, 2023, respectively.  The Company’s consolidated effective tax rates were 24.0% and 24.5% for the twenty-six weeks ended August 3, 2024 and July 29, 2023, respectively.  The lower effective tax rate for the twenty-six weeks ended August 3, 2024 was primarily driven by discrete tax benefits of $1.0 million related to the Company’s share-based compensation, compared to discrete tax benefits of $0.6 million for the twenty-six weeks ended July 29, 2023.

As of August 3, 2024, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through August 3, 2024 were $34.6 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at August 3, 2024 is $9.3 million, of which $8.4 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses.  Of the total $9.3 million reserve, $4.8 million is for off-site remediation and $4.5 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $12.5 million as of August 3, 2024.  The Company expects to spend approximately $0.2 million in 2024, $0.1 million in each of the following four years and $11.9 million in the aggregate thereafter related to the on-site remediation.

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

Known Trends Impacting Our Business

Based on the current macroeconomic environment and our recent operating results, we believe the following trends may continue to impact our business and operating results:

ERP Implementation

We are in the process of a multi-year cloud-based ERP implementation.  The first phase of the implementation, including the wholesale and financial modules, went live in the second quarter of 2024.  The implementation brought operational challenges, as several key reports were delayed, resulting in a lack of visibility to the data and tools we rely on to manage our wholesale business.  As a result, net sales were unfavorably impacted during the quarter in our Brand Portfolio segment related to our wholesale business and our direct-to-consumer channels, including our e-commerce and drop-ship platforms.  While our business operations and financial results for the second quarter of 2024 were adversely impacted by the implementation, we believe we have taken the necessary steps to address the issues that temporarily impacted our visibility.

Macroeconomic Environment

Macroeconomic factors, including, among others, inflation, elevated interest rates, increased real estate costs and higher consumer debt levels continued to impact consumer discretionary spending and our financial results during the first half of 2024.  We continued to experience lighter consumer traffic in our retail stores during the second quarter, resulting in lower net sales.  While we believe that the structural changes we have implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends may continue to adversely impact our financial results in the future.  We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Liquidity

Our liquidity position remains strong, with $51.8 million in cash and cash equivalents and excess availability on our revolving credit agreement of $344.1 million as of August 3, 2024.  Borrowings on our revolving credit agreement totaled $146.5 million as of August 3, 2024.  During the first half of 2024, we reduced the borrowings on our revolving credit agreement by $35.5 million.  While our interest expense for the remainder of 2024 will continue to be negatively impacted by the elevated interest rates, we expect to continue to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

Financial Highlights

Highlights of our consolidated and segment results for the second quarter of 2024 and 2023 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	August 3, 2024	July 29, 2023	Change (1)
Consolidated net sales	$683.3	$695.5	($12.2)	(1.8)%
Famous Footwear segment net sales	$420.3	$414.2	$6.1	1.5%
Famous Footwear comparable sales % change	(2.9)%	(4.3)%	n/m	n/m
Brand Portfolio segment net sales	$285.5	$300.9	($15.4)	(5.1)%
Gross profit	$310.9	$314.2	($3.3)	(1.0)%
Gross margin	45.5%	45.2%	n/m	33 bps
Operating earnings	$42.5	$49.7	($7.2)	(14.4)%
Diluted earnings per share	$0.85	$0.95	($0.10)	(10.5)%
(1)	n/m – not meaningful

Metrics Used in the Evaluation of Our Business

The following are a few key metrics by which we evaluate our business, identify trends and make strategic decisions:

Comparable sales

The comparable sales metric is a metric commonly used in the retail industry to evaluate the revenue generated for stores that have been open for more than a year, though other retailers may calculate the metric differently.  Management uses the comparable sales metric as a measure of an individual store’s success to determine whether it is performing in line with expectations.  Our comparable sales metric is a daily-weighted calculation for the period, which includes sales for stores that have been open for at least 13 months.  In addition, in order to be included in the comparable sales metric, a store must be open in the current period as well as the corresponding day(s) of the comparable retail calendar in the prior year.  Accordingly, closed stores are excluded from the comparable sales metric for each day of the closure.  Relocated stores are treated as new stores and therefore excluded from the calculation.  E-commerce sales for those websites that function as an extension of a retail chain are included in the comparable sales calculation.  In fiscal years with 53 weeks (e.g. 2023), the 53rd week of comparable sales is included in the calculation.  In the following year (e.g. 2024), the prior fiscal year period is shifted by one week to compare similar calendar weeks.  We believe the comparable sales metric is useful to shareholders and investors in assessing our retail sales performance of existing locations with comparable prior year sales, separate from the impact of store openings or store closures.

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$683.3	100.0%	$695.5	100.0%	$1,342.5	100.0%	$1,358.3	100.0%
Cost of goods sold	372.4	54.5%	381.3	54.8%	722.5	53.8%	741.4	54.6%
Gross profit	310.9	45.5%	314.2	45.2%	620.0	46.2%	616.9	45.4%
Selling and administrative expenses	268.4	39.3%	262.8	37.8%	534.7	39.8%	515.9	38.0%
Restructuring and other special charges, net	—	—%	1.7	0.3%	—	—%	1.7	0.1%
Operating earnings	42.5	6.2%	49.7	7.1%	85.3	6.4%	99.3	7.3%
Interest expense, net	(3.3)	(0.5)%	(5.1)	(0.7)%	(7.1)	(0.5)%	(10.8)	(0.8)%
Other income, net	1.2	0.2%	1.6	0.2%	2.2	0.1%	3.1	0.2%
Earnings before income taxes	40.4	5.9%	46.2	6.6%	80.4	6.0%	91.6	6.7%
Income tax provision	(10.1)	(1.5)%	(11.8)	(1.7)%	(19.3)	(1.5)%	(22.4)	(1.6)%
Net earnings	30.3	4.4%	34.4	4.9%	61.1	4.5%	69.2	5.1%
Net earnings attributable to noncontrolling interests	0.3	0.0%	0.5	0.0%	0.2	0.0%	0.5	0.0%
Net earnings attributable to Caleres, Inc.	$30.0	4.4%	$33.9	4.9%	$60.9	4.5%	$68.7	5.1%

Net Sales

Net sales decreased $12.2 million, or 1.8%, to $683.3 million for the second quarter of 2024, compared to $695.5 million for the second quarter of 2023, driven by a $15.4 million, or 5.1%, decline in net sales for our Brand Portfolio segment due primarily to lower wholesale sales.  Our net sales in the second quarter of 2024 were unfavorably impacted by operational disruptions related to the launch of our new cloud-based ERP system, primarily while our e-commerce and drop-ship platforms were either offline or ramping up after the launch. As we progressed through the quarter, the development of several key operational reports was delayed, resulting in a lack of visibility to certain data and tools we rely on to manage the wholesale business.  In addition, during the second quarter of 2024, we continued to experience weakness in sandals and dress footwear, while our fashion sneakers and casual footwear categories both experienced gains compared to the second quarter of 2023. The decrease in the Brand Portfolio segment net sales was partially offset by an increase in net sales in the Famous Footwear segment of $6.1 million, or 1.5% during the second quarter of 2024.  Our kids business continued to perform well during the second quarter, while certain adult footwear categories underperformed.  We also experienced growth in sales from our owned e-commerce businesses, which increased approximately 4.7% on a consolidated basis compared to the second quarter of 2023.  Our direct-to-consumer sales represented approximately 75% of consolidated net sales for the second quarter of 2024, compared to 74% in the second quarter of 2023.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Net sales decreased $15.8 million, or 1.2%, to $1,342.5 million for the six months ended August 3, 2024, compared to $1,358.3 million for the six months ended July 29, 2023.  Net sales for our Brand Portfolio segment decreased $23.7 million, or 3.8% during the first six months of 2024, compared to the first six months of 2023.  This decrease was partially offset by an increase in net sales for Famous Footwear of

$6.4 million, or 0.8%, in the first six months of 2024, compared to the first six months of 2023, due in part to a decline in customer traffic in our retail stores.  Comparable sales declined 2.6% in the six months ended August 3, 2024.  On a consolidated basis, our direct-to-consumer sales grew to approximately 72% of total net sales for the six months ended August 3, 2024, compared to 71% for the six months ended July 29, 2023.

Gross Profit

Gross profit decreased $3.3 million, or 1.0%, to $310.9 million for the second quarter of 2024, compared to $314.2 million for the second quarter of 2023.  As a percentage of net sales, gross profit increased to 45.5% for the second quarter of 2024, compared to 45.2% for the second quarter of 2023, driven by improvement in the Brand Portfolio segment gross margin.  The increase primarily reflects higher merchandise margins and a higher mix of retail sales, including e-commerce sales from our owned brands and sales from our branded retail stores, both of which have higher gross margins than our wholesale sales.  These increases were partially offset by a decrease in the gross margin in the Famous Footwear segment, driven by higher levels of promotional activity.

Gross profit decreased $3.1 million, or 0.5%, to $620.0 million for the six months ended August 3, 2024, compared to $616.9 million for the six months ended July 29, 2023.  As a percentage of net sales, gross profit increased to 46.2% for the six months ended August 3, 2024, compared to 45.4% for the six months ended July 29, 2023, driven by an increase in the gross margin of our Brand Portfolio segment, partially offset by a decrease in the gross margin of our Famous Footwear segment, due to the same factors described above.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.6 million, or 2.1%, to $268.4 million for the second quarter of 2024, compared to $262.8 million for the second quarter of 2023.  The increase was driven by a number of factors, including higher salary and benefit expenses,  higher facilities costs, reflecting an increase in depreciation expense associated with the investment in Famous Footwear store renovations and upgrades to the FLAIR (Famous Localized and Immersive Retail) store concept and higher store rent expense as leases are renewed, higher marketing expenses driven by marketing investments for our Sam Edelman and Vionic brands, and higher information technology and consulting expense associated with the implementation of our cloud-based ERP platform.  These increases were partially offset by lower expenses for our cash and share-based incentive compensation.  As a percentage of net sales, selling and administrative expenses increased to 39.3% for the second quarter of 2024, from 37.8% for the second quarter of 2023.

Selling and administrative expenses increased $18.8 million, or 3.6%, to $534.7 million for the six months ended August 3, 2024, compared to $515.9 million for the six months ended July 29, 2023.  The increase was primarily due to higher salary and benefit expenses, higher marketing expenses driven by marketing investments for our Sam Edelman and Vionic brands and higher information technology and consulting expense associated with the implementation of our cloud-based ERP platform, partially offset by lower expenses for our cash and share-based incentive compensation.  As a percentage of net sales, selling and administrative expenses increased to 39.8% for the six months ended August 3, 2024, from 38.0% for the six months ended July 29, 2023.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of approximately $1.7 million for the three and six months ended July 29, 2023 were associated with expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended August 3, 2024.

Operating Earnings

Operating earnings decreased $7.2 million to $42.5 million for the second quarter of 2024, compared to $49.7 million for the second quarter of 2023, reflecting the factors described above.  As a percentage of net sales, operating earnings were 6.2% for the second quarter of 2024, compared to 7.1% for the second quarter of 2023.

Operating earnings decreased $14.0 million to $85.3 million for the six months ended August 3, 2024, compared to $99.3 million for the six months ended July 29, 2023, primarily reflecting lower net sales.  As a percentage of net sales, operating earnings were 6.4% for the six months ended August 3, 2024, compared to 7.3% for the six months ended July 29, 2023.

Interest Expense, Net

Interest expense, net decreased $1.8 million, or 35.0%, to $3.3 million for the second quarter of 2024, compared to $5.1 million for the second quarter of 2023.  Interest expense, net decreased $3.7 million, or 33.9%, to $7.1 million for the six months ended August 3, 2024, compared to $10.8 million for the six months ended July 29, 2023.  The decreases reflect lower average borrowings on the revolving credit facility, partially offset by higher weighted-average interest rates.  The interest on our revolving credit facility is based on a variable rate, which adversely impacts our interest expense in the current elevated interest rate environment.  While our interest expense for the remainder of 2024 will continue to be negatively impacted by the elevated interest rates, we expect to continue to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

Other Income, Net

Other income, net decreased $0.4 million, or 27.2%, to $1.2 million for the second quarter of 2024, compared to $1.6 million for the second quarter of 2023, and decreased $0.9 million, or 30.2%, to $2.2 million for the six months ended August 3, 2024, compared to $3.1 million for the six months ended July 29, 2023.  The decreases are primarily attributable to higher amortization of the actuarial loss related to our pension plans.  Refer to Note 13 of the condensed consolidated financial statements for further information.  These decreases were partially offset by non-operating income associated with logistics services, which the Company began providing in the second half of 2023.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 25.0% for the second quarter of 2024, compared to 25.6% for the second quarter of 2023.  Our consolidated effective tax rate was 24.0% for the six months ended August 3, 2024, compared to 24.5% for the six months ended July 29, 2023.  The lower effective tax rate was driven by discrete tax benefits related to share-based compensation of approximately $1.0 million in the six months ended August 3, 2024 compared to $0.6 million in the six months ended July 29, 2023.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation.  The OECD continues to release guidance and countries are implementing legislation to adopt the rules, which became effective on January 1, 2024.  The United States has not yet enacted legislation implementing Pillar Two.  We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our tax provision or effective tax rate.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $30.0 million and $60.9 million for the second quarter and six months ended August 3, 2024, respectively, compared to $33.9 million and $68.7 million for the second quarter and six months ended July 29, 2023, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$420.3	100.0%	$414.2	100.0%	$769.8	100.0%	$763.4	100.0%
Cost of goods sold	231.0	55.0%	222.7	53.8%	419.5	54.5%	412.8	54.1%
Gross profit	189.3	45.0%	$191.5	46.2%	350.3	45.5%	$350.6	45.9%
Selling and administrative expenses	154.9	36.8%	150.7	36.4%	299.1	38.8%	292.7	38.3%
Restructuring and other special charges, net	—	—%	0.2	0.0%	—	—%	0.2	0.0%
Operating earnings	$34.4	8.2%	$40.6	9.8%	$51.2	6.7%	$57.7	7.6%

Key Metrics
Comparable sales % change	(2.9)%		(4.3)%		(2.6)%		(6.3)%
Comparable sales $ change	$(12.6)		$(18.3)		$(20.5)		$(50.1)
Sales change from new and closed stores, net	$18.9		$(3.5)		$27.2		$(6.5)
Impact of changes in Canadian exchange rate on sales	$(0.2)		$(0.4)		$(0.3)		$(0.9)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$66		$65		$120		$119
Sales per square foot, excluding e-commerce (trailing twelve months)	$247		$249		$247		$249
Square footage (thousand sq. ft.)	5,616		5,672		5,616		5,672

Stores opened	3		—		6		2
Stores closed	3		5		11		14
Ending stores	855		861		855		861

Net Sales

Net sales of $420.3 million in the second quarter of 2024 increased $6.1 million, or 1.5%, compared to the second quarter of 2023.  Comparable sales, which reflects the calendar shift due to the 53rd week in 2023, decreased 2.9% driven primarily by a decrease in traffic in our retail stores.  Despite the continued challenging retail environment, we experienced growth in our e-commerce sales in the second quarter of 2024, and penetration increased to approximately 12% of net sales in the second quarter of 2024 compared to 11% in the second quarter of 2023.  While our kids category, which is a key differentiator for Famous Footwear, performed well by once again exceeding last year’s volume, we experienced a decline in our adult footwear categories.

We opened three stores and closed three stores during the second quarter of 2024, resulting in 855 stores and total square footage of 5.6 million at the end of the quarter, compared to 861 stores and total square footage of 5.7 million at the end of the second quarter of 2023.  Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 75% of our net sales made to program members in the second quarter of 2024, compared to 77% in the second quarter of 2023.

Net sales of $769.8 million in the six months ended August 3, 2024 increased $6.4 million, or 0.8%, compared to the six months ended July 29, 2023, primarily due to the factors described above.  Comparable sales declined 2.6% in the six months ended August 3, 2024, driven by a decline in customer traffic in our retail stores.  Athletics and casual continue to be our top-selling categories.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands for the six months ended August 3, 2024.  During the first half of 2024, we opened six stores and closed 11 stores.  During the six months ended August 3, 2024, we also converted 10 stores to the new FLAIR concept, which has been successful in driving sales growth.  We expect additional FLAIR store conversions in the second half of 2024.

Gross Profit

Gross profit decreased $2.2 million, or 1.1%, to $189.3 million for the second quarter of 2024, compared to $191.5 million for the second quarter of 2023.  As a percentage of net sales, our gross profit decreased to 45.0% for the second quarter of 2024, from 46.2% for the second quarter of 2023 as a result of higher levels of promotional activity.

Gross profit decreased $0.3 million, or 0.1%, to $350.3 million for the six months ended August 3, 2024, compared to $350.6 million for the six months ended July 29, 2023.  As a percentage of net sales, our gross profit decreased to 45.5% for the six months ended August 3, 2024, compared to 45.9% for the six months ended July 29, 2023, driven by higher levels of promotional activity, partially offset by lower freight costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.2 million, or 2.9%, to $154.9 million for the second quarter of 2024, compared to $150.7 million for the second quarter of 2023.  The increase was primarily driven by higher salary and benefits expenses and higher facilities costs, including depreciation expense, as we continued to invest in store renovations and upgrades to the FLAIR store concept.  As a percentage of net sales, selling and administrative expenses increased to 36.8% for the second quarter of 2024, compared to 36.4% for the second quarter of 2023.

Selling and administrative expenses increased $6.4 million, or 2.2%, to $299.1 million for the six months ended August 3, 2024, compared to $292.7 million for the six months ended July 29, 2023.  The increase was driven by the same factors as above.  As a percentage of net sales, selling and administrative expenses increased to 38.8% for the six months ended August 3, 2024, compared to 38.3% for the six months ended July 29, 2023.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.2 million for the three and six months ended July 29, 2023 were associated with expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended August 3, 2024.

Operating Earnings

Operating earnings decreased $6.2 million to $34.4 million for the second quarter of 2024, compared to $40.6 million for the second quarter of 2023, primarily reflecting the factors described above.  As a percentage of net sales, operating earnings declined to 8.2% for the second quarter of 2024, compared to 9.8% for the second quarter of 2023.

Operating earnings decreased $6.5 million to $51.2 million for the six months ended August 3, 2024, compared to $57.7 million for the six months ended July 29, 2023.  As a percentage of net sales, operating earnings were 6.7% for the six months ended August 3, 2024, compared to 7.6% for the six months ended July 29, 2023.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$285.5	100.0%	$300.9	100.0%	$602.7	100.0%	$626.4	100.0%
Cost of goods sold	163.6	57.3%	176.8	58.7%	333.0	55.3%	358.4	57.2%
Gross profit	121.9	42.7%	124.1	41.3%	269.7	44.7%	268.0	42.8%
Selling and administrative expenses	98.3	34.4%	96.4	32.1%	204.7	33.9%	197.6	31.6%
Restructuring and other special charges, net	—	—%	0.9	0.3%	—	—%	0.9	0.1%
Operating earnings	$23.6	8.3%	$26.8	8.9%	$65.0	10.8%	$69.5	11.1%

Key Metrics
Direct-to-consumer (% of net sales) (1)	33%		33%		33%		32%
Change in wholesale net sales ($)	$(14.5)		$(27.4)		$(27.2)		$(69.7)
Change in retail net sales ($)	$(0.9)		$4.2		$3.5		$6.3
Unfilled order position at end of period	$251.6		$246.8

Company-Operated Stores:
North America
Stores opened	3		1		3		2
Stores closed	3		2		4		4
Ending stores - North America	61		61		61		61
East Asia
Ending stores - East Asia	43		33		43		33
Total Company-Operated Stores	104		94		104		94

International franchise locations	106		97		106		97
Total	210		191		210		191
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales of $285.5 million in the second quarter of 2024 decreased $15.4 million, or 5.1%, compared to the second quarter of 2023 primarily driven by lower wholesale sales in the second quarter of 2024. Our net sales in the second quarter were unfavorably impacted by operational disruptions related to the launch of our new cloud-based ERP system, primarily while our e-commerce and drop-ship platforms were either offline or ramping up after the launch.  As we progressed through the quarter, the development of several key operational reports was delayed, resulting in a lack of visibility to certain data and tools we rely on to manage the wholesale business.  In addition, during the second quarter of 2024, we continued to experience weakness in sandals and dress footwear, while our fashion sneakers and casual footwear categories both experienced gains compared to the second quarter of 2023.  During the second quarter of 2024, we opened three stores and closed three stores in the United States, resulting in a total of 61 stores, consistent with the second quarter of 2023.  In addition, we continued to expand our retail store presence in East Asia by opening six new Sam Edelman stores and closing one in the second quarter of 2024, resulting in a total of 43 stores, compared to 33 stores at the end of the second quarter of 2023.  There were also 106 international branded stores owned and operated by third parties through franchise agreements at August 3, 2024, compared to 97 international branded stores at July 29, 2023.

Net sales decreased $23.7 million, or 3.8%, to $602.7 million for the six months ended August 3, 2024, compared to $626.4 million for the six months ended July 29, 2023, reflecting softer demand associated with the challenging macroeconomic environment and competitive retail landscape.  The sales decline was driven by lower wholesale sales, partially offset by solid growth in the e-commerce business.  Our brands with a heavy sneaker concentration, such as Dr. Scholl’s and Vionic, performed better in the first half of 2024 than brands with a higher mix of sandals and dress footwear.

Our unfilled order position for our wholesale sales increased $4.8 million, or 1.9%, to $251.6 million at August 3, 2024, compared to $246.8 million at July 29, 2023.

Gross Profit

Gross profit decreased $2.2 million, or 1.8%, to $121.9 million for the second quarter of 2024, compared to $124.1 million for the second quarter of 2023, driven by lower net sales.  As a percentage of net sales, our gross profit increased to 42.7% for the second quarter of 2024, compared to 41.3% for the second quarter of 2023, primarily reflecting higher merchandise margins and a higher mix of retail sales, including e-commerce sales from our owned brands and sales from our branded retail stores, both of which have higher gross margins than our wholesale sales.

Gross profit increased $1.7 million, or 0.6%, to $269.7 million for the six months ended August 3, 2024, compared to $268.0 million for the six months ended July 29, 2023.  As a percentage of net sales, our gross profit increased to 44.7% for the six months ended August 3, 2024, compared to 42.8% for the six months ended July 29, 2023 reflecting higher merchandise margins and a higher mix of retail sales, including e-commerce sales from our owned brands and sales from our branded retail stores, both of which have higher gross margins than our wholesale sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.9 million, or 1.9%, to $98.3 million for the second quarter of 2024, compared to $96.4 million for the second quarter of 2023.  The increase was primarily due to higher marketing expenses for certain brands, including Sam Edelman and Vionic.  As a percentage of net sales, selling and administrative expenses increased to 34.4% for the second quarter of 2024, compared to 32.1% for the second quarter of 2023.

Selling and administrative expenses increased $7.1 million, or 3.6%, to $204.7 million for the six months ended August 3, 2024, compared to $197.6 million for the six months ended July 29, 2023.  The increase was primarily due to higher marketing expenses for certain brands, including Sam Edelman and Vionic, higher salary and benefits expense and higher distribution expenses.  As a percentage of net sales, selling and administrative expenses increased to 33.9% for the six months ended August 3, 2024, compared to 31.6% for the six months ended July 29, 2023, reflecting deleveraging of expenses over lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.9 million for the three and six months ended July 29, 2023 were associated with expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended August 3, 2024.

Operating Earnings

Operating earnings decreased to $23.6 million for the second quarter of 2024, from $26.8 million for the second quarter of 2023, as a result of the factors described above.  As a percentage of net sales, operating earnings were 8.3% for the second quarter of 2024, compared to 8.9% for the second quarter of 2023.

Operating earnings decreased to $65.0 million for the six months ended August 3, 2024, compared to $69.5 million for the six months ended July 29, 2023, as a result of the factors described above.  As a percentage of net sales, operating earnings were 10.8% for the six months ended August 3, 2024, compared to 11.1% in the six months ended July 29, 2023.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(22.5)	100.0%	$(19.6)	100.0%	$(30.0)	100.0%	$(31.5)	100.0%
Cost of goods sold	(22.2)	98.5%	(18.2)	92.7%	(29.9)	99.8%	(29.8)	94.5%
Gross profit	(0.3)	1.5%	(1.4)	7.3%	(0.1)	0.2%	(1.7)	5.5%
Selling and administrative expenses	15.2	(67.4)%	15.8	(80.5)%	30.9	(103.0)%	25.6	(81.2)%
Restructuring and other special charges, net	—	—%	0.6	(2.9)%	—	—%	0.6	(1.8)%
Operating loss	$(15.5)	68.9%	$(17.8)	90.7%	$(31.0)	103.2%	$(27.9)	88.5%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $22.5 million for the second quarter of 2024 is $2.9 million, or 14.8%, higher than the second quarter of 2023, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear.  The net sales elimination of $30.0 million for the six months ended August 3, 2024 is $1.5 million, or 4.7%, lower than the six months ended July 29, 2023, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $0.6 million, to $15.2 million in the second quarter of 2024, compared to $15.8 million for the second quarter of 2023.  The decrease primarily reflects lower expenses for our cash and share-based incentive compensation, partially offset by higher information technology and consulting expenses associated with the implementation of our cloud-based ERP platform compared to the second quarter of 2023.

Selling and administrative expenses increased $5.3 million, to $30.9 million for the six months ended August 3, 2024, compared to $25.6 million for the six months ended July 29, 2023.  The increase primarily reflects higher information technology and consulting expenses associated with the implementation of our cloud-based ERP platform, partially offset by lower expenses related to our cash and share-based incentive compensation.

Restructuring and other special charges of $0.6 million for the three and six months ended July 29, 2023 were associated with expense reduction initiatives at our corporate headquarters.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended August 3, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

Total debt obligations of $146.5 million at August 3, 2024 decreased $97.5 million, from $244.0 million at July 29, 2023, and $35.5 million, from $182.0 million at February 3, 2024.  Net interest expense for the second quarter of 2024 decreased $1.8 million to $3.3 million, compared to $5.1 million for the second quarter of 2023, primarily due to lower average borrowings on our revolving credit facility.  This decrease was partially offset by higher weighted-average interest rates.  The interest on our revolving credit facility is based on a variable rate, which adversely impacts our interest expense in the current elevated interest rate environment.  While our interest expense for the remainder of 2024 may continue to be impacted by the elevated interest rates, we expect to continue to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

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

At August 3, 2024, we had $146.5 million in borrowings and $9.4 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $344.1 million at August 3, 2024.  We were in compliance with all covenants and restrictions under the Credit Agreement as of August 3, 2024.

Working Capital and Cash Flow

	Twenty-Six Weeks Ended
($ millions)	August 3, 2024	July 29, 2023	Change
Net cash provided by operating activities	$115.7	$125.2	$(9.5)
Net cash used for investing activities	(21.8)	(16.9)	(4.9)
Net cash used for financing activities	(63.4)	(95.0)	31.6
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	(0.2)
Increase in cash and cash equivalents	$30.4	$13.4	$17.0

Reasons for the major variances in cash provided in the table above are as follows:

Cash provided by operating activities was $9.5 million lower in the twenty-six weeks ended August 3, 2024 as compared to the twenty-six weeks ended July 29, 2023, primarily reflecting the following factors:

●	A larger increase in inventory during the twenty-six weeks ended August 3, 2024, compared to the twenty-six weeks ended July 29, 2023,
●	Lower net earnings in the twenty-six weeks ended August 3, 2024, compared to the twenty-six weeks ended July 29, 2023, and

●	A larger increase in accounts receivable during the twenty-six weeks ended August 3, 2024, compared to the twenty-six weeks ended July 29, 2023; partially offset by
●	A larger increase in trade accounts payable during the twenty-six weeks ended August 3, 2024, compared to the twenty-six weeks ended July 29, 2023, driven in part by an unplanned shift to the third quarter of 2024 of a significant payment to one of our largest vendors, and
●	A smaller decrease in accrued expenses and other liabilities during the twenty-six weeks ended August 3, 2024, compared to the twenty-six weeks ended July 29, 2023.

We are in the process of a multi-year cloud-based ERP implementation.  We funded the first phase of the implementation, which went live in the second quarter of 2024, with cash provided by operating activities. We anticipate the second phase of the implementation for the retail modules to also be funded with cash provided by operating activities.

Cash used for investing activities was $4.9 million higher for the twenty-six weeks ended August 3, 2024 as compared to the twenty-six weeks ended July 29, 2023, reflecting higher capital expenditures, due in part to the Famous Footwear store remodels to the new FLAIR concept.  We expect purchases of property and equipment and capitalized software to be between $50 million and $55 million in 2024, compared to $49.6 million in 2023.

Cash used for financing activities was $31.6 million lower for the twenty-six weeks ended August 3, 2024 as compared to the twenty-six weeks ended July 29, 2023, primarily due to net repayments on our revolving credit agreement of $35.5 million in the twenty-six weeks ended August 3, 2024, compared to net repayments of $63.5 million in the comparable period in 2023.  In addition, we repurchased $15.1 million of our common stock under our share repurchase programs during the six months ended August 3, 2024, compared to $17.4 million in repurchases during the six months ended July 29, 2023.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 3, 2024	July 29, 2023	February 3, 2024
Working capital ($ millions) (1)	$79.3	$(41.5)	$46.0
Current ratio (2)	1.09:1	0.96:1	1.06:1
Debt-to-capital ratio (3)	19.3%	34.1%	24.3%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at August 3, 2024 was $79.3 million, which was an improvement of $120.8 million from July 29, 2023 and a $33.3 million increase from February 3, 2024.  The increase in working capital from July 29, 2023 primarily reflects lower borrowings under our revolving credit agreement.  The increase in working capital from February 3, 2024 primarily reflects higher inventory and lower borrowings under our revolving credit agreement, partially offset by higher trade accounts payable.  Our current ratio was 1.09:1 as of August 3, 2024, compared to 0.96:1 at July 29, 2023 and 1.06:1 at February 3, 2024.  Our debt-to-capital ratio was 19.3% as of August 3, 2024, compared to 34.1% as of July 29, 2023 and 24.3% at February 3, 2024.

We declared and paid dividends of $0.07 per share in the second quarter of both 2024 and 2023.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands.  Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changing consumer demands, which may be influenced by general economic conditions and other factors; (ii) inflationary pressures and supply chain disruptions; (iii) rapidly changing consumer preferences and purchasing patterns and fashion trends; (iv) the ability to maintain relationships with current suppliers; (v) customer concentration and increased consolidation in the retail industry; (vi) intense competition within the footwear industry; (vii) foreign currency fluctuations; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the Company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) cybersecurity threats or other major disruption to the Company’s information technology systems, including those related to our ERP upgrade; (x) the ability to accurately forecast sales and manage inventory levels; (xi) a disruption in the Company’s distribution centers; (xii) the ability to recruit and retain senior management and other key associates; (xiii) the ability to secure/exit leases on favorable terms; (xiv) transitional challenges with acquisitions and divestitures;  (xv) changes to tax laws, policies and treaties; (xvi) commitments and shareholder expectations relating to environmental, social and governance ("ESG") considerations (xvii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; and (xviii) the ability to attract, retain, and maintain good relationships with licensors and protect our intellectual property rights.  The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 3, 2024, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 3, 2024, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

We are in the process of a multi-year cloud-based ERP implementation, which replaces our existing operating and financial systems. During the quarter ended August 3, 2024, we launched the wholesale and finance functionality of the ERP system.  The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team.  As a result of the implementation, we made certain changes to our processes and procedures, which resulted in minor modifications to the Company’s internal controls over financial reporting.  We will continue to evaluate and monitor our internal controls over financial reporting as we continue the implementation.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no other changes in the Company’s internal controls over financial reporting during the quarter ended August 3, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are in the process of a multi-year ERP implementation, which has required significant financial and human capital resources. We have experienced, and may continue to experience, difficulties as we implement the new ERP system. The implementation has been and may continue to be more difficult, costly and time-consuming than anticipated, and it is possible that the system will not yield the expected benefits. Any disruptions, delays or deficiencies related to the new ERP system may materially and adversely impact our business operations, including our ability to process orders, manage our inventory, ship products to our customers, maintain effective internal control over financial reporting, or perform other business functions.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2024:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
May 5, 2024 - June 1, 2024	16,381	$35.92	—	5,188,379

June 2, 2024 - July 6, 2024	295	35.36	—	5,188,379

July 7, 2024 - August 3, 2024	364	34.33	—	5,188,379
Total	17,040	$35.87	—	5,188,379
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards.
(2)	On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of 7,000,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions. During the thirteen and twenty-six weeks ended August 3, 2024, the Company repurchased zero and 416,000 shares, respectively, under the 2022 Program. During the thirteen and twenty-six weeks ended July 29, 2023, the Company repurchased 763,000 shares under the 2022 Program. As of August 3, 2024, there were 5,188,379 shares authorized to be repurchased. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

On July 18, 2024, John W. Schmidt, President, Chief Executive Officer and Director, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934.  The Rule 10b5-1 Plan for Mr. Schmidt provides for the sale of up to 65,000 shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan.  The Rule 10b5-1 Plan expires on April 11, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

No other director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K, during the thirteen weeks ended August 3, 2024.

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

CALERES, INC.

Date: September 12, 2024	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer