Form 10-Q
period 2024-11-02
CALERES INC
filed 2024-12-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 2, 2024

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of November 29, 2024, 33,629,058 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	November 2, 2024	October 28, 2023	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$33,685	$34,031	$21,358
Receivables, net	176,080	161,544	140,400
Inventories, net	585,877	556,034	540,674
Income taxes	6,404	5,065	14,215
Property and equipment, held for sale	16,777	16,777	16,777
Prepaid expenses and other current assets	51,484	49,422	55,485
Total current assets	870,307	822,873	788,909

Prepaid pension costs	78,799	87,541	74,951
Lease right-of-use assets	589,141	508,736	528,029
Property and equipment, net	176,428	167,681	167,583
Deferred income taxes	4,176	26	4,401
Goodwill and intangible assets, net	195,033	206,275	203,310
Other assets	42,055	33,761	37,563
Total assets	$1,955,939	$1,826,893	$1,804,746

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$238,500	$222,000	$182,000
Trade accounts payable	258,258	257,224	251,912
Income taxes	18,054	21,269	11,222
Lease obligations	117,523	132,461	112,764
Other accrued expenses	174,095	194,967	185,058
Total current liabilities	806,430	827,921	742,956
Other liabilities:
Noncurrent lease obligations	506,336	431,474	453,097
Income taxes	2,464	2,464	2,464
Deferred income taxes	12,683	19,502	11,536
Other liabilities	21,720	25,360	27,123
Total other liabilities	543,203	478,800	494,220
Equity:
Common stock	336	355	355
Additional paid-in capital	186,924	181,630	184,451
Accumulated other comprehensive loss	(28,779)	(25,596)	(34,504)
Retained earnings	439,803	356,993	410,329
Total Caleres, Inc. shareholders’ equity	598,284	513,382	560,631
Noncontrolling interests	8,022	6,790	6,939
Total equity	606,306	520,172	567,570
Total liabilities and equity	$1,955,939	$1,826,893	$1,804,746

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$740,941	$761,904	$2,083,456	$2,120,171
Cost of goods sold	413,981	421,530	1,136,522	1,162,942
Gross profit	326,960	340,374	946,934	957,229
Selling and administrative expenses	268,669	273,652	803,355	789,570
Restructuring and other special charges, net	1,593	2,304	1,593	3,951
Operating earnings	56,698	64,418	141,986	163,708
Interest expense, net	(2,914)	(4,488)	(10,025)	(15,240)
Other income, net	34	1,552	2,202	4,660
Earnings before income taxes	53,818	61,482	134,163	153,128
Income tax provision	(12,699)	(14,467)	(31,973)	(36,956)
Net earnings	41,119	47,015	102,190	116,172
Net (loss) earnings attributable to noncontrolling interests	(308)	101	(135)	588
Net earnings attributable to Caleres, Inc.	$41,427	$46,914	$102,325	$115,584

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.20	$1.32	$2.93	$3.23

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.19	$1.32	$2.92	$3.23

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net earnings	$41,119	$47,015	$102,190	$116,172
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(506)	(626)	2,112	(1,054)
Pension and other postretirement benefits adjustments	1,108	660	3,331	1,980
Other comprehensive income, net of tax	602	34	5,443	926
Comprehensive income	41,721	47,049	107,633	117,098
Comprehensive (loss) income attributable to noncontrolling interests	(400)	201	(417)	360
Comprehensive income attributable to Caleres, Inc.	$42,121	$46,848	$108,050	$116,738

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-Nine Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023
Operating Activities
Net earnings	$102,190	$116,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	29,456	25,575
Amortization of capitalized software	3,939	3,713
Amortization of intangible assets	8,277	9,117
Amortization of debt issuance costs and debt discount	305	305
Share-based compensation expense	11,293	10,924
Loss on disposal of property and equipment	74	1,121
Impairment charges for property, equipment, and lease right-of-use assets	1,340	589
Adjustment to expected credit losses	(279)	1,053
Deferred income taxes	1,372	501
Changes in operating assets and liabilities:
Receivables	(35,556)	(29,794)
Inventories	(45,879)	23,769
Prepaid expenses and other current and noncurrent assets	(3,350)	(8,414)
Trade accounts payable	6,499	27,491
Accrued expenses and other liabilities	(21,204)	(45,727)
Income taxes, net	14,670	20,759
Other, net	2,708	29
Net cash provided by operating activities	75,855	157,183

Investing Activities
Purchases of property and equipment	(38,410)	(33,976)
Capitalized software	(1,918)	(3,404)
Net cash used for investing activities	(40,328)	(37,380)

Financing Activities
Borrowings under revolving credit agreement	537,368	365,000
Repayments under revolving credit agreement	(480,868)	(450,500)
Dividends paid	(7,342)	(7,483)
Acquisition of treasury stock	(65,039)	(17,445)
Issuance of common stock under share-based plans, net	(8,820)	(10,035)
Contributions by noncontrolling interests	1,500	1,000
Net cash used for financing activities	(23,201)	(119,463)
Effect of exchange rate changes on cash and cash equivalents	1	(9)
Increase in cash and cash equivalents	12,327	331
Cash and cash equivalents at beginning of period	21,358	33,700
Cash and cash equivalents at end of period	$33,685	$34,031

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE AUGUST 3, 2024	35,135,870	$351	$183,922	$(29,473)	$451,262	$606,062	$7,422	$613,484
Net earnings (loss)					41,427	41,427	(308)	41,119
Foreign currency translation adjustment				(414)		(414)	(92)	(506)
Pension and other postretirement benefits adjustments, net of tax of $383				1,108		1,108		1,108
Comprehensive income (loss)				694	41,427	42,121	(400)	41,721
Contributions by noncontrolling interests						—	1,000	1,000
Dividends ($0.07 per share)					(2,443)	(2,443)		(2,443)
Acquisition of treasury stock	(1,522,324)	(15)			(50,443)	(50,458)		(50,458)
Issuance of common stock under share-based plans, net	20,699	0	(363)			(363)		(363)
Share-based compensation expense			3,365			3,365		3,365
BALANCE NOVEMBER 2, 2024	33,634,245	$336	$186,924	$(28,779)	$439,803	$598,284	$8,022	$606,306

BALANCE JULY 29, 2023	35,540,093	$355	$177,602	$(25,530)	$312,565	$464,992	$6,589	$471,581
Net earnings					46,914	46,914	101	47,015
Foreign currency translation adjustment				(726)		(726)	100	(626)
Pension and other postretirement benefits adjustments, net of tax of $228				660		660		660
Comprehensive (loss) income				(66)	46,914	46,848	201	47,049
Dividends ($0.07 per share)					(2,486)	(2,486)		(2,486)
Issuance of common stock under share-based plans, net	3,365	0	(25)			(25)		(25)
Share-based compensation expense			4,053			4,053		4,053
BALANCE OCTOBER 28, 2023	35,543,458	$355	$181,630	$(25,596)	$356,993	$513,382	$6,790	$520,172

				Accumulated
				Other		Total Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 3, 2024	35,490,019	$355	$184,451	$(34,504)	$410,329	$560,631	$6,939	$567,570
Net earnings (loss)					102,325	102,325	(135)	102,190
Foreign currency translation adjustment				2,394		2,394	(282)	2,112
Pension and other postretirement benefits adjustments, net of tax of $1,154				3,331		3,331		3,331
Comprehensive income (loss)				5,725	102,325	108,050	(417)	107,633
Contributions by noncontrolling interests						—	1,500	1,500
Dividends ($0.21 per share)					(7,342)	(7,342)		(7,342)
Acquisition of treasury stock	(1,938,324)	(19)			(65,509)	(65,528)		(65,528)
Issuance of common stock under share-based plans, net	82,550	0	(8,820)			(8,820)		(8,820)
Share-based compensation expense			11,293			11,293		11,293
BALANCE NOVEMBER 2, 2024	33,634,245	$336	$186,924	$(28,779)	$439,803	$598,284	$8,022	$606,306

BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113
Net earnings					115,584	115,584	588	116,172
Foreign currency translation adjustment				(826)		(826)	(228)	(1,054)
Pension and other postretirement benefits adjustments, net of tax of $684				1,980		1,980		1,980
Comprehensive income				1,154	115,584	116,738	360	117,098
Contributions by noncontrolling interests						—	1,000	1,000
Dividends ($0.21 per share)					(7,483)	(7,483)		(7,483)
Acquisition of treasury stock	(763,000)	(8)			(17,437)	(17,445)		(17,445)
Issuance of common stock under share-based plans, net	590,706	6	(10,041)			(10,035)		(10,035)
Share-based compensation expense			10,924			10,924		10,924
BALANCE OCTOBER 28, 2023	35,543,458	$355	$181,630	$(25,596)	$356,993	$513,382	$6,790	$520,172

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

Noncontrolling Interests

Noncontrolling interests in the Company’s condensed consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates.  In 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”).  During the thirteen and thirty-nine weeks ended November 2, 2024, capital contributions of $2.0 million and $3.0 million, respectively, were made to CLT, including $1.0 million and $1.5 million, respectively, received from Brand Investment Holding.  During the thirty-nine weeks ended October 28, 2023, capital contributions of $2.0 million were made to CLT, including $1.0 million received from Brand Investment Holding.

Net sales and operating (loss) earnings of CLT for the periods ended November 2, 2024 and October 28, 2023 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$6,964	$6,810	$22,784	$19,675
Operating (loss) earnings	(750)	229	(363)	1,327

The Company consolidates CLT into its condensed consolidated financial statements on a one-month lag.  Net (loss) earnings attributable to noncontrolling interests represents the share of net earnings that is attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financial institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of November 2, 2024 and October 28, 2023, the Company had $17.2 million and $25.0 million, respectively, of accounts payable subject to the Program arrangements.

Property and Equipment, Held for Sale

The Company continues to actively market for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri and, as of November 2, 2024, was engaged in discussions with a few potential buyers.  The Company expects the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale on the condensed consolidated balance sheet as of November 2, 2024 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of November 2, 2024.

Enterprise Resource Planning (“ERP”) Implementation

The Company is in the process of a multi-year cloud-based ERP implementation.  The wholesale and financial modules of the implementation went live in the second quarter of 2024.  Other assets on the condensed consolidated balance sheets includes $20.3 million and $8.8 million as of November 2, 2024 and October 28, 2023, respectively, for capitalized costs associated with this implementation.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses.  The ASU requires new financial statement disclosures in a tabular format, disaggregating information about certain income expenses.  The ASU is effective for the Company on a prospective basis for the Company’s annual disclosures for fiscal year 2027 and for interim periods beginning with the first quarter of 2028.  Early adoption and retrospective application is permitted.  The Company is currently evaluating the impact of the ASU on its consolidated financial statement disclosures.

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended November 2, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$365,717	$18,619	$—	$384,336
E-commerce - Company websites (1)	61,954	56,954	—	118,908
E-commerce - wholesale drop-ship (1)	—	34,060	(1,728)	32,332
Total direct-to-consumer sales	427,671	109,633	(1,728)	535,576
Wholesale - e-commerce (1)	—	75,515	—	75,515
Wholesale - landed	—	121,011	(8,531)	112,480
Wholesale - first cost	—	14,247	—	14,247
Licensing and royalty	467	2,519	—	2,986
Other (2)	126	11	—	137
Net sales	$428,264	$322,936	$(10,259)	$740,941

	Thirteen Weeks Ended October 28, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$388,764	$17,126	$—	$405,890
E-commerce - Company websites (1)	60,276	56,204	—	116,480
E-commerce - wholesale drop-ship (1)	—	34,151	(1,720)	32,431
Total direct-to-consumer sales	449,040	107,481	(1,720)	554,801
Wholesale - e-commerce (1)	—	72,424	—	72,424
Wholesale - landed	—	121,893	(6,924)	114,969
Wholesale - first cost	—	16,332	—	16,332
Licensing and royalty	612	2,627	—	3,239
Other (2)	121	18	—	139
Net sales	$449,773	$320,775	$(8,644)	$761,904

	Thirty-Nine Weeks Ended November 2, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,040,313	$53,297	$—	$1,093,610
E-commerce - Company websites (1)	156,059	168,502	—	324,561
E-commerce - wholesale drop-ship (1)	—	87,965	(4,090)	83,875
Total direct-to-consumer sales	1,196,372	309,764	(4,090)	1,502,046
Wholesale - e-commerce (1)	—	194,818	—	194,818
Wholesale - landed	—	360,680	(36,203)	324,477
Wholesale - first cost	—	52,580	—	52,580
Licensing and royalty	1,365	7,747	—	9,112
Other (2)	368	55	—	423
Net sales	$1,198,105	$925,644	$(40,293)	$2,083,456

	Thirty-Nine Weeks Ended October 28, 2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,065,448	$50,323	$—	$1,115,771
E-commerce - Company websites (1)	145,585	163,088	—	308,673
E-commerce - wholesale drop-ship (1)	—	97,565	(4,119)	93,446
Total direct-to-consumer sales	1,211,033	310,976	(4,119)	1,517,890
Wholesale - e-commerce (1)	—	181,980	—	181,980
Wholesale - landed	—	377,033	(36,043)	340,990
Wholesale - first cost	—	67,940	—	67,940
Licensing and royalty	1,775	9,193	—	10,968
Other (2)	361	42	—	403
Net sales	$1,213,169	$947,164	$(40,162)	$2,120,171

(1)	Collectively referred to as "e-commerce" in the narrative below
(2)	Includes breakage revenue from unredeemed gift cards, which is recognized during the 24-month period following the sale of the gift cards according to the Company’s historical redemption patterns.

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

Information about significant balances from contracts with customers is as follows:

($ thousands)	November 2, 2024	October 28, 2023	February 3, 2024
Customer allowances and discounts	$22,989	$23,849	$21,497
Loyalty programs liability	8,061	13,770	11,457
Returns reserve	15,771	14,609	10,586
Gift card liability	5,550	5,664	6,385

Changes in contract balances with customers generally reflect differences in relative sales volume for the periods presented.  In addition, during the thirty-nine weeks ended November 2, 2024, the loyalty programs liability increased $24.0 million due to points and material rights earned on purchases and decreased $27.4 million due to expirations and redemptions.  During 2023, the Company modified its Famous Footwear Rewards loyalty program.  Under the modified program, points and savings certificates have a shorter time period to be either utilized or expired, which has resulted in a lower liability as of November 2, 2024.  During the thirty-nine weeks ended October 28, 2023, the loyalty programs liability increased $41.9 million due to points and material rights earned on purchases and decreased $45.9 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirty-nine weeks ended November 2, 2024 and October 28, 2023:

	Thirty-Nine Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023
Balance, beginning of period	$8,820	$8,903
Adjustment for expected credit losses	(279)	1,053
Uncollectible accounts written off, net of recoveries	295	18
Balance, end of period	$8,836	$9,974

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023

NUMERATOR
Net earnings	$41,119	$47,015	$102,190	$116,172
Net loss (earnings) attributable to noncontrolling interests	308	(101)	135	(588)
Net earnings attributable to Caleres, Inc.	$41,427	$46,914	$102,325	$115,584
Net earnings allocated to participating securities	(1,417)	(2,121)	(3,721)	(5,103)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$40,010	$44,793	$98,604	$110,481

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	33,435	33,933	33,704	34,206
Dilutive effect of share-based awards	106	—	106	—
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	33,541	33,933	33,810	34,206

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.20	$1.32	$2.93	$3.23

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.19	$1.32	$2.92	$3.23

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has a publicly announced share repurchase program.  The Company repurchased 1,522,324 and 1,938,324 shares under this program during the thirteen and thirty-nine weeks ended November 2, 2024, respectively.  The Company did not repurchase any shares under the program during the thirteen weeks ended October 28, 2023 and repurchased 763,000 shares during thirty-nine weeks ended October 28, 2023.

Under the provisions of the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), a 1% excise tax is imposed on repurchases of common stock beginning on January 1, 2023.  Excise taxes incurred on share repurchases are incremental costs to purchase the stock, and accordingly, are included in the total cost basis of the common stock acquired and reflected as a reduction of shareholders’ equity within retained earnings in the condensed consolidated statements of shareholders’ equity.  Excise taxes of $0.5 million are due on the Company’s share repurchases during the thirty-nine weeks ended November 2, 2024.  An immaterial amount of excise taxes were due on share repurchases during the thirty-nine weeks ended October 28, 2023.

Note 5 Restructuring and Other Special Charges

The Company incurred costs of approximately $1.6 million ($1.2 million on an after-tax basis) during the thirteen and thirty-nine weeks ended November 2, 2024 related to restructuring costs, primarily severance.  Of the approximately $1.6 million in charges presented in restructuring and other special charges on the condensed consolidated statements of earnings for the thirteen and thirty-nine weeks ended November 2, 2024, $1.1 million is reflected in the Brand Portfolio segment, $0.3 million is reflected within the Eliminations and Other category, and $0.2 million is reflected in the Famous Footwear segment.

The Company incurred costs of approximately $2.3 million ($1.7 million on an after-tax basis, or $0.05 per diluted share) and $3.9 million ($2.9 million on an after-tax basis, or $0.08 per diluted share) during the thirteen and thirty-nine weeks ended October 28, 2023, respectively, related to its expense reduction initiatives.  The costs were primarily for severance related to organizational changes in the Famous Footwear segment and the Company’s corporate office, as well as severance and other costs to integrate the Blowfish Malibu office and information systems into the St. Louis corporate headquarters infrastructure.  Of the approximately $2.3 million presented in restructuring and other special charges on the condensed consolidated statements of earnings for the thirteen weeks ended October 28, 2023, $1.2 million is reflected in the Famous Footwear segment, $0.8 million is reflected in the Brand Portfolio segment and $0.3 million is reflected within the Eliminations and Other category.  Of the approximately $3.9 million presented in restructuring and other special charges on the condensed consolidated statements of earnings for the thirty-nine weeks ended October 28, 2023, $1.7 million is reflected in the Brand Portfolio segment, $1.3 million is reflected in the Famous Footwear segment and $0.9 million is reflected within the Eliminations and Other category.

As of November 2, 2024 and October 28, 2023, restructuring reserves of $1.4 million and $2.6 million, respectively, were included in other accrued expenses on the condensed consolidated balance sheets.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended November 2, 2024 and October 28, 2023:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Thirteen Weeks Ended November 2, 2024
Net sales	$428,264	$322,936	$(10,259)	$740,941
Intersegment sales (1)	—	10,259	—	10,259
Operating earnings (loss)	29,568	34,052	(6,922)	56,698
Segment assets	907,461	882,054	166,424	1,955,939

Thirteen Weeks Ended October 28, 2023
Net sales	$449,773	$320,775	$(8,644)	$761,904
Intersegment sales (1)	—	8,644	—	8,644
Operating earnings (loss)	46,600	38,211	(20,393)	64,418
Segment assets	828,691	834,645	163,557	1,826,893

Thirty-Nine Weeks Ended November 2, 2024
Net sales	$1,198,105	$925,644	$(40,293)	$2,083,456
Intersegment sales (1)	—	40,293	—	40,293
Operating earnings (loss)	80,808	99,097	(37,919)	141,986

Thirty-Nine Weeks Ended October 28, 2023
Net sales	$1,213,169	$947,164	$(40,162)	$2,120,171
Intersegment sales (1)	—	40,162	—	40,162
Operating earnings (loss)	104,286	107,708	(48,286)	163,708
(1)	Included in net sales in the Brand Portfolio segment and eliminated in the Eliminations and Other category.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating earnings	$56,698	$64,418	$141,986	$163,708
Interest expense, net	(2,914)	(4,488)	(10,025)	(15,240)
Other income, net	34	1,552	2,202	4,660
Earnings before income taxes	$53,818	$61,482	$134,163	$153,128

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	November 2, 2024	October 28, 2023	February 3, 2024
Raw materials	$14,027	$14,381	$14,198
Work-in-process	599	628	665
Finished goods	571,251	541,025	525,811
Inventories, net (1)	$585,877	$556,034	$540,674
(1)	Net of adjustment to last-in, first-out cost of $8.9 million, $7.7 million and $10.3 million as of November 2, 2024, October 28, 2023 and February 3, 2024, respectively.

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	November 2, 2024	October 28, 2023	February 3, 2024
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(154,806)	(143,564)	(146,529)
Total intangible assets, net	190,077	201,319	198,354
Goodwill
Brand Portfolio (2)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$195,033	$206,275	$203,310
(1)	The carrying amount of intangible assets as of November 2, 2024, October 28, 2023 and February 3, 2024 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of November 2, 2024, October 28, 2023 and February 3, 2024 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of November 2, 2024, October 28, 2023 and February 3, 2024 were as follows:

($ thousands)	November 2, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$138,237	$10,200	$151,051
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	16,569	4,005	23,626
		$451,088	$154,806	$106,205	$190,077

	October 28, 2023
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$128,592	$10,200	$160,696
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	14,972	4,005	25,223
		$451,088	$143,564	$106,205	$201,319

	February 3, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$131,677	$10,200	$157,611
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	14,852	4,005	25,343
		$451,088	$146,529	$106,205	$198,354

Amortization expense related to intangible assets was $2.8 million and $3.0 million for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, and $8.3 million and $9.1 million for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $11.0 million in 2024, 2025, and 2026, $10.9 million in 2027 and $10.7 million in 2028.

Goodwill is tested for impairment as of the first day of the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the thirty-nine weeks ended November 2, 2024 or October 28, 2023.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the thirty-nine weeks ended November 2, 2024 or October 28, 2023.

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

During the thirty-nine weeks ended November 2, 2024, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $166.0 million on the condensed consolidated balance sheets.  As of November 2, 2024, the Company has entered into lease commitments for four retail locations for which the leases have not yet commenced.  The Company anticipates that two leases will begin in the current fiscal year, one will begin in fiscal 2025 and one will begin in fiscal 2026.  Upon commencement, right-of-use assets and lease liabilities of approximately $2.0 million will be recorded in the current fiscal year, $0.7 million will be recorded in fiscal 2025 and $1.0 million will be recorded in fiscal 2026 on the condensed consolidated balance sheets.

The components of lease expense for the thirteen and thirty-nine weeks ended November 2, 2024 and October 28, 2023 were as follows:

	Thirteen Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023
Operating lease expense	$40,773	$39,308
Variable lease expense	10,490	10,404
Short-term lease expense	233	727
Total lease expense	$51,496	$50,439

	Thirty-Nine Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023
Operating lease expense	$121,046	$117,241
Variable lease expense	32,096	32,154
Short-term lease expense	902	2,157
Total lease expense	$154,044	$151,552

During the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the Company paid cash for lease liabilities of $126.4 million and $124.7 million, respectively.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of November 2, 2024.

At November 2, 2024, the Company had $238.5 million of borrowings outstanding and $9.4 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $252.1 million as of November 2, 2024.  As further discussed in Note 4 to the condensed consolidated financial statements, the Company repurchased approximately 1.5 million shares of common stock during the thirteen weeks ended November 2, 2024 at a total cost of approximately $50.0 million, excluding the cost of broker commissions and excise taxes due under the Inflation Reduction Act.  Borrowings under the revolving credit agreement were used to repurchase these shares of common stock.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended November 2, 2024 and October 28, 2023:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at August 3, 2024	$1,710	$(31,183)	$(29,473)
Other comprehensive loss before reclassifications	(414)	—	(414)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,491	1,491
Tax benefit	—	(383)	(383)
Net reclassifications	—	1,108	1,108
Other comprehensive (loss) income	(414)	1,108	694
Balance at November 2, 2024	$1,296	$(30,075)	$(28,779)

Balance at July 29, 2023	$(1,313)	$(24,217)	$(25,530)
Other comprehensive loss before reclassifications	(726)	—	(726)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	888	888
Tax benefit	—	(228)	(228)
Net reclassifications	—	660	660
Other comprehensive (loss) income	(726)	660	(66)
Balance at October 28, 2023	$(2,039)	$(23,557)	$(25,596)

Balance at February 3, 2024	$(1,098)	$(33,406)	$(34,504)
Other comprehensive income before reclassifications	2,394	—	2,394
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	4,485	4,485
Tax benefit	—	(1,154)	(1,154)
Net reclassifications	—	3,331	3,331
Other comprehensive income	2,394	3,331	5,725
Balance at November 2, 2024	$1,296	$(30,075)	$(28,779)

Balance at January 28, 2023	$(1,213)	$(25,537)	$(26,750)
Other comprehensive loss before reclassifications	(826)	—	(826)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,664	2,664
Tax benefit	—	(684)	(684)
Net reclassifications	—	1,980	1,980
Other comprehensive (loss) income	(826)	1,980	1,154
Balance at October 28, 2023	$(2,039)	$(23,557)	$(25,596)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $3.4 million and $4.1 million during the thirteen weeks and $11.3 million and $10.9 million during the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.

The Company had net issuances of 20,699 and 3,365 shares of common stock during the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.  During the thirty-nine weeks ended November 2, 2024 and October 28, 2023, the Company had net issuances of 82,550 and 590,706 shares of common stock, respectively, related to share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended November 2, 2024 and October 28, 2023:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 2, 2024			October 28, 2023
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at August 3, 2024	1,240,275	$27.48	Nonvested at July 29, 2023	1,608,057	$21.55
Granted	2,783	32.62	Granted	10,906	28.35
Forfeited	(39,621)	27.60	Forfeited	(6,650)	21.48
Vested	(37,164)	26.75	Vested	(3,000)	9.76
Nonvested at November 2, 2024	1,166,273	$27.51	Nonvested at October 28, 2023	1,609,313	$21.62

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	November 2, 2024			October 28, 2023
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at February 3, 2024	1,512,421	$21.96	Nonvested at January 28, 2023	1,603,960	$18.57
Granted	322,880	40.67	Granted	590,900	22.97
Forfeited	(88,980)	25.77	Forfeited	(150,823)	18.68
Vested	(580,048)	20.82	Vested	(434,724)	13.24
Nonvested at November 2, 2024	1,166,273	$27.51	Nonvested at October 28, 2023	1,609,313	$21.62

The Company granted 2,783 restricted shares during the thirteen weeks ended November 2, 2024, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 322,880 restricted shares the Company granted during the thirty-nine weeks ended November 2, 2024, 13,692 have a cliff-vesting term of one year and 309,188 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years. The Company granted 10,906 restricted shares during the thirteen weeks ended October 28, 2023, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 590,900 restricted shares granted during the thirty-nine weeks ended October 28, 2023, 554,832 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years, 23,268 shares have a cliff-vesting term of one year, 7,000 shares have a graded vesting term of three years, with 50% vesting after eighteen months and 50% after three years, and 5,800 shares have a cliff-vesting term of two years.

Performance Awards

During the thirty-nine weeks ended November 2, 2024, the Company granted performance share awards for a targeted 165,854 shares, with a weighted-average grant date fair value of $41.05 in connection with the 2024 performance award (2024 – 2026 performance period).  During the thirty-nine weeks ended October 28, 2023, the Company granted performance share awards for a targeted 276,434 shares, with a weighted-average grant date fair value of $23.12 in connection with the 2023 performance award (2023 – 2025 performance period).  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The performance awards are payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 868 and 1,081 RSUs for dividend equivalents, during the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively, with weighted-average grant date fair values of $33.78 and $28.80, respectively.  The Company granted 30,191 and 50,376 RSUs to non-employee directors, including 2,807 and 3,840 and for dividend equivalents, during the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively, with weighted-average grant date fair values of $34.99 and $19.72, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Service cost	$1,233	$1,256	$—	$—
Interest cost	3,760	3,635	11	12
Expected return on assets	(6,079)	(6,087)	—	—
Amortization of:
Actuarial loss (gain)	1,506	946	(27)	(27)
Prior service cost (income)	12	(31)	—	—
Total net periodic benefit expense (income)	$432	$(281)	$(16)	$(15)

	Pension Benefits		Other Postretirement Benefits
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Service cost	$3,699	$3,767	$—	$—
Interest cost	11,279	10,905	34	36
Expected return on assets	(18,210)	(18,265)	—	—
Amortization of:
Actuarial loss (gain)	4,530	2,840	(81)	(82)
Prior service cost (income)	36	(94)	—	—
Total net periodic benefit expense (income)	$1,334	$(847)	$(47)	$(46)

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

Non-Qualified Restoration Plan Assets and Liabilities

In 2023, the Company adopted a non-qualified restoration deferred compensation plan (the “Restoration Plan”) for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  The initial contribution to the Restoration Plan was funded in January 2024 and contributions are expected to continue on an annual basis. The plan assets and liabilities will fluctuate with the returns on the investment funds.  The deferrals are held in a separate trust, which has been established by the Company to administer the Restoration Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Restoration Plan are presented in other accrued expenses and the assets held by the trust are classified within prepaid and other current assets in the condensed consolidated balance sheets.    Changes in the Restoration Plan assets and liabilities are charged to selling and administrative expenses.  The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 2, 2024, October 28, 2023 and February 3, 2024.  During the thirty-nine weeks ended November 2, 2024 and October 28, 2023, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
November 2, 2024:
Non-qualified deferred compensation plan assets	$10,636	10,636	$—	$—
Non-qualified deferred compensation plan liabilities	(10,636)	(10,636)	—	—
Non-qualified restoration plan assets	250	250	—	—
Non-qualified restoration plan liabilities	(250)	(250)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,597)	(1,597)	—	—
Restricted stock units for non-employee directors	(1,807)	(1,807)	—	—
October 28, 2023:
Non-qualified deferred compensation plan assets	8,908	8,908	—	—
Non-qualified deferred compensation plan liabilities	(8,908)	(8,908)	—	—
Non-qualified restoration plan liabilities	(173)	(173)
Deferred compensation plan liabilities for non-employee directors	(1,547)	(1,547)	—	—
Restricted stock units for non-employee directors	(2,057)	(2,057)	—	—
February 3, 2024:
Non-qualified deferred compensation plan assets	9,494	9,494	—	—
Non-qualified deferred compensation plan liabilities	(9,494)	(9,494)	—	—
Non-qualified restoration plan assets	271	271	—	—
Non-qualified restoration plan liabilities	(271)	(271)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,921)	(1,921)	—	—
Restricted stock units for non-employee directors	(2,606)	(2,606)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend.  When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method.  Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement.  Long-lived assets held and used with carrying amounts of $651.5 million and $559.0 million at November 2, 2024 and October 28, 2023, respectively, were assessed for indicators of impairment.  This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Long-Lived Asset Impairment Charges:
Famous Footwear	$287	$175	$787	$589
Brand Portfolio	253	—	553	—
Total long-lived asset impairment charges	$540	$175	$1,340	$589

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments (Level 1).

The fair values of the borrowings under revolving credit agreement of $238.5 million and $222.0 million as of November 2, 2024 and October 28, 2023, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 23.6% and 23.5% for the thirteen weeks ended November 2, 2024 and October 28, 2023, respectively.  The Company’s consolidated effective tax rates were 23.8% and 24.1% for the thirty-nine weeks ended November 2, 2024 and October 28, 2023, respectively.  The lower effective tax rate for the thirty-nine weeks ended November 2, 2024 reflects discrete tax benefits of $1.1 million related to the Company’s share-based compensation, compared to discrete tax benefits of $0.9 million for the thirty-nine weeks ended October 28, 2023.

As of November 2, 2024, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through November 2, 2024 were $34.7 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at November 2, 2024 is $9.3 million, of which $8.4 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses.  Of the total $9.3 million reserve, $4.9 million is for off-site remediation and $4.4 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $12.5 million as of November 2, 2024.  The Company expects to spend approximately $0.2 million in 2024, $0.1 million in each of the following four years and $11.9 million in the aggregate thereafter related to the on-site remediation.

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

Known Trends Impacting Our Business

Based on the current macroeconomic environment and our recent operating results, we believe the following trends may continue to impact our business and operating results:

Macroeconomic Environment

Macroeconomic factors, including, among others, inflation, elevated interest rates, increased real estate costs and higher consumer debt levels continued to impact consumer discretionary spending and our financial results during the first nine months of 2024.  We continued to experience lighter consumer traffic in our retail stores during the third quarter, resulting in lower net sales.  While we believe that the structural changes we have implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends may continue to adversely impact our financial results in the future.  We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Liquidity

Our liquidity position remains strong, with $33.4 million in cash and cash equivalents and excess availability on our revolving credit agreement of $252.1 million as of November 2, 2024.  During the nine months ended November 2, 2024, borrowings on our revolving credit agreement increased by $53.8 million to $238.5 million, primarily driven by $65.5 million of our common stock repurchases under our share repurchase programs.  While our interest expense during the fourth quarter of 2024 will continue to be negatively impacted by the elevated interest rates, we expect to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

Financial Highlights

Highlights of our consolidated and segment results for the third quarter of 2024 and 2023 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	November 2, 2024	October 28, 2023	Change (1)
Consolidated net sales	$740.9	$761.9	($21.0)	(2.8)%
Famous Footwear segment net sales	$428.3	$449.8	($21.5)	(4.8)%
Famous Footwear comparable sales % change	2.5%	(6.9)%	n/m	n/m
Brand Portfolio segment net sales	$322.9	$320.8	$2.1	0.7%
Gross profit	$327.0	$340.4	($13.4)	(3.9)%
Gross margin	44.1%	44.7%	n/m	(55 bps)
Operating earnings	$56.7	$64.4	($7.7)	(12.0)%
Diluted earnings per share	$1.19	$1.32	($0.13)	(9.8)%
(1)	n/m – not meaningful

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$740.9	100.0%	$761.9	100.0%	$2,083.5	100.0%	$2,120.2	100.0%
Cost of goods sold	413.9	55.9%	421.5	55.3%	1,136.6	54.5%	1,163.0	54.9%
Gross profit	327.0	44.1%	340.4	44.7%	946.9	45.5%	957.2	45.1%
Selling and administrative expenses	268.7	36.2%	273.7	35.9%	803.3	38.6%	789.6	37.2%
Restructuring and other special charges, net	1.6	0.2%	2.3	0.3%	1.6	0.1%	3.9	0.2%
Operating earnings	56.7	7.7%	64.4	8.5%	142.0	6.8%	163.7	7.7%
Interest expense, net	(2.9)	(0.4)%	(4.5)	(0.6)%	(10.0)	(0.5)%	(15.3)	(0.7)%
Other income, net	0.0	0.0%	1.6	0.2%	2.2	0.1%	4.7	0.2%
Earnings before income taxes	53.8	7.3%	61.5	8.1%	134.2	6.4%	153.1	7.2%
Income tax provision	(12.7)	(1.7)%	(14.5)	(1.9)%	(32.0)	(1.5)%	(36.9)	(1.7)%
Net earnings	41.1	5.6%	47.0	6.2%	102.2	4.9%	116.2	5.5%
Net (loss) earnings attributable to noncontrolling interests	(0.3)	(0.0)%	0.1	0.0%	(0.1)	(0.0)%	0.6	0.0%
Net earnings attributable to Caleres, Inc.	$41.4	5.6%	$46.9	6.2%	$102.3	4.9%	$115.6	5.5%

Net Sales

Net sales decreased $21.0 million, or 2.8%, to $740.9 million for the third quarter of 2024, compared to $761.9 million for the third quarter of 2023, driven by a $21.5 million, or 4.8%, decline in net sales for our Famous Footwear segment largely due to the retail calendar shift associated with the 53rd week in fiscal year 2023, as well as softer seasonal demand in the boots category.  The decrease in the Famous

Footwear segment net sales was partially offset by an increase in net sales in the Brand Portfolio segment of $2.2 million, or 0.7% during the third quarter of 2024, with our brands with premium positioning generally outperforming our other brands.  We also experienced growth in sales from our owned e-commerce businesses, which increased approximately 2.1% on a consolidated basis compared to the third quarter of 2023.  Our direct-to-consumer sales represented approximately 72% of consolidated net sales for the third quarter of 2024, compared to 73% in the third quarter of 2023.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with LifeStride, Dr. Scholl’s, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Net sales decreased $36.7 million, or 1.7%, to $2,083.5 million for the nine months ended November 2, 2024, compared to $2,120.2 million for the nine months ended October 28, 2023.  Net sales for our Brand Portfolio segment decreased $21.6 million, or 2.3% during the nine months ended November 2, 2024, compared to the nine months ended October 28, 2023.  In addition, net sales for our Famous Footwear segment decreased $15.1 million, or 1.2%, in the nine months ended November 2, 2024, compared to the nine months ended October 28, 2023, due in part to a decline in customer traffic in our retail stores.  Comparable sales decreased 0.9% in the nine months ended November 2, 2024.  On a consolidated basis, our direct-to-consumer sales were approximately 72% of total net sales for both the nine months ended November 2, 2024 and the nine months ended October 28, 2023.

Gross Profit

Gross profit decreased $13.4 million, or 3.9%, to $327.0 million for the third quarter of 2024, compared to $340.4 million for the third quarter of 2023.  As a percentage of net sales, gross profit decreased to 44.1% for the third quarter of 2024, compared to 44.7% for the third quarter of 2023, driven by a decrease in the gross margin of our Famous Footwear segment, partially offset by a slight increase in the gross margin of our Brand Portfolio segment.  The lower gross margin at Famous Footwear reflects an increase in promotional activity and higher clearance sales, partially due to aged boot inventory.  In addition, we experienced higher freight costs, due in part to the higher mix of e-commerce sales.

Gross profit decreased $10.3 million, or 1.1%, to $946.9 million for the nine months ended November 2, 2024, compared to $957.2 million for the nine months ended October 28, 2023.  As a percentage of net sales, gross profit increased to 45.5% for the nine months ended November 2, 2024, compared to 45.1% for the nine months ended October 28, 2023, driven by an increase in the gross margin of our Brand Portfolio segment, reflecting higher merchandise margins and a higher mix of retail sales, including e-commerce sales from our owned brands and sales from our branded retail stores, both of which have higher gross margins than our wholesale sales.  This increase was partially offset by a decrease in the gross margin in the Famous Footwear segment, driven by higher levels of promotional activity and clearance sales.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses decreased $5.0 million, or 1.8%, to $268.7 million for the third quarter of 2024, compared to $273.7 million for the third quarter of 2023.  The decrease was driven by lower expenses for our cash and share-based incentive compensation.  The decrease was partially offset by higher facilities costs, reflecting higher depreciation associated with the investment in Famous Footwear store renovations and upgrades and higher store rent expense as leases are renewed, higher salary and benefit expenses, higher information technology and consulting expense associated with the implementation of our cloud-based ERP platform, and higher marketing expenses driven by marketing investments for certain brands. As a percentage of net sales, selling and administrative expenses increased to 36.2% for the third quarter of 2024, from 35.9% for the third quarter of 2023.

Selling and administrative expenses increased $13.7 million, or 1.7%, to $803.3 million for the nine months ended November 2, 2024, compared to $789.6 million for the nine months ended October 28, 2023.  The increase was primarily due to higher salary and benefit expenses, higher marketing expenses, higher information technology and consulting expense associated with the implementation of our cloud-based ERP platform, and higher facilities costs, partially offset by lower expenses for our cash and share-based incentive compensation.  As a percentage of net sales, selling and administrative expenses increased to 38.6% for the nine months ended November 2, 2024, from 37.2% for the nine months ended October 28, 2023.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $1.6 million for the three and nine months ended November 2, 2024 were associated with restructuring costs, primarily severance.  Restructuring and other special charges of $2.3 million and $3.9 million for the three and nine months ended October 28, 2023, respectively, were associated with expense reduction initiatives.   Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased $7.7 million to $56.7 million for the third quarter of 2024, compared to $64.4 million for the third quarter of 2023, reflecting the factors described above.  As a percentage of net sales, operating earnings were 7.7% for the third quarter of 2024, compared to 8.5% for the third quarter of 2023.

Operating earnings decreased $21.7 million to $142.0 million for the nine months ended November 2, 2024, compared to $163.7 million for the nine months ended October 28, 2023, primarily reflecting lower net sales.  As a percentage of net sales, operating earnings were 6.8% for the nine months ended November 2, 2024, compared to 7.7% for the nine months ended October 28, 2023.

Interest Expense, Net

Interest expense, net decreased $1.6 million, or 35.1%, to $2.9 million for the third quarter of 2024, compared to $4.5 million for the third quarter of 2023.  Interest expense, net decreased $5.3 million, or 34.2%, to $10.0 million for the nine months ended November 2, 2024, compared to $15.3 million for the nine months ended October 28, 2023.  The decreases primarily reflect lower average borrowings on the revolving credit facility.  The interest on our revolving credit facility is based on a variable rate, which adversely impacts our interest expense in the current elevated interest rate environment.  While our interest expense for the remainder of 2024 will continue to be adversely impacted by the elevated interest rates, we expect to reduce the borrowings under our revolving credit agreement to mitigate the impact of the high interest rate environment.

Other Income, Net

Other income, net decreased $1.6 million to an immaterial amount for the third quarter of 2024, compared to $1.6 million for the third quarter of 2023, and decreased $2.5 million, or 52.7%, to $2.2 million for the nine months ended November 2, 2024, compared to $4.7 million for the nine months ended October 28, 2023.  The decreases are primarily attributable to higher amortization of the actuarial loss related to our pension plans.  Refer to Note 13 of the condensed consolidated financial statements for further information.  These decreases were partially offset by non-operating income associated with logistics services provided to a third party, which the Company began providing in the second half of 2023.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 23.6% for the third quarter of 2024, compared to 23.5% for the third quarter of 2023.  Our consolidated effective tax rate was 23.8% for the nine months ended November 2, 2024, compared to 24.1% for the nine months ended October 28, 2023.  The lower effective tax rate was driven by discrete tax benefits, primarily related to share-based compensation, of approximately $1.1 million in the nine months ended November 2, 2024, compared to $0.9 million in the nine months ended October 28, 2023.

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

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $41.4 million and $102.3 million for the third quarter and nine months ended November 2, 2024, respectively, compared to $46.9 million and $115.6 million for the third quarter and nine months ended October 28, 2023, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$428.3	100.0%	$449.8	100.0%	$1,198.1	100.0%	$1,213.2	100.0%
Cost of goods sold	244.5	57.1%	251.0	55.8%	663.9	55.4%	663.8	54.7%
Gross profit	183.8	42.9%	$198.8	44.2%	534.2	44.6%	$549.4	45.3%
Selling and administrative expenses	154.0	36.0%	151.0	33.6%	453.2	37.9%	443.8	36.6%
Restructuring and other special charges, net	0.2	0.0%	1.2	0.2%	0.2	0.0%	1.3	0.1%
Operating earnings	$29.6	6.9%	$46.6	10.4%	$80.8	6.7%	$104.3	8.6%

Key Metrics
Comparable sales % change	2.5%		(6.9)%		(0.9)%		(6.5)%
Comparable sales $ change	$10.3		$(32.4)		$(10.2)		$(82.4)
Sales change from new and closed stores, net	$(31.7)		$0.4		$(4.5)		$(6.1)
Impact of changes in Canadian exchange rate on sales	$(0.1)		$(0.2)		$(0.4)		$(1.1)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$65		$69		$185		$188
Sales per square foot, excluding e-commerce (trailing twelve months)	$244		$246		$244		$246
Square footage (thousand sq. ft.)	5,592		5,677		5,592		5,677

Stores opened	6		3		12		5
Stores closed	10		2		21		16
Ending stores	851		862		851		862

Net Sales

Net sales of $428.3 million in the third quarter of 2024 decreased $21.5 million, or 4.8%, compared to the third quarter of 2023 driven by the retail calendar shift associated with the 53rd week in fiscal year 2023.  The shift resulted in one less week of our high-volume back-to-school selling season in the third quarter of 2024 compared to the third quarter of last year.  Comparable sales, which reflects the calendar shift, increased 2.5%.  We experienced a strong start to the third quarter of 2024 with the back-to-school selling season, but sales moderated as the quarter progressed.  During the third quarter of 2024, we experienced soft demand in our boots category due in part to the unseasonably warm fall weather.  Our sales were also adversely impacted by late product receipts of certain athletic footwear during the important back-to-school selling season.  Our kids category, which is a key differentiator for Famous Footwear, continues to outperform many of our categories.  Penetration of the kids category to total Famous Footwear sales was 25% in the third quarter of 2024.  Our athletics category performed well during the quarter, driven by several of our key brands.  We also experienced growth in our e-commerce sales and higher penetration of this channel in the third quarter of 2024.  Penetration of e-commerce sales increased to approximately 15% of net sales in the third quarter of 2024, compared to 13% in the third quarter of 2023.

We opened six stores and closed 10 stores during the third quarter of 2024, resulting in 851 stores and total square footage of 5.6 million at the end of the quarter, compared to 862 stores and total square footage of 5.7 million at the end of the third quarter of 2023.  Sales to members of our customer loyalty program, Famously You Rewards, continue to account for a majority of the segment’s sales, with approximately 74% of our net sales made to program members in the third quarter of 2024, compared to 77% in the third quarter of 2023.

Net sales of $1,198.1 million in the nine months ended November 2, 2024 decreased $15.1 million, or 1.2%, compared to the nine months ended October 28, 2023, primarily due to the same factors described for the third quarter.  Comparable sales declined 0.9% in the nine months ended November 2, 2024, driven by a decline in customer traffic in our retail stores.  Athletics and casual continue to be our top-selling categories, while sales in the fashion categories, including boots, were weaker.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands for the nine months ended November 2, 2024.  During the first nine months of 2024, we opened 12 stores and closed 21 stores.  During the nine months ended November 2, 2024, we also converted 11 stores to the new FLAIR (Famous Localized and Immersive Retail) concept, which has been successful in driving sales growth, and ended the quarter with a total of 32 FLAIR stores.

Gross Profit

Gross profit decreased $15.0 million, or 7.5%, to $183.8 million for the third quarter of 2024, compared to $198.8 million for the third quarter of 2023.  As a percentage of net sales, our gross profit decreased to 42.9% for the third quarter of 2024, from 44.2% for the third quarter of 2023 as a result of higher levels of promotional activity. Higher levels of clearance selling, due in part to aged boot inventory, also negatively impacted our gross profit margin during the quarter.  In addition, we experienced higher freight costs, due in part to the higher mix of e-commerce sales.

Gross profit decreased $15.2 million, or 2.8%, to $534.2 million for the nine months ended November 2, 2024, compared to $549.4 million for the nine months ended October 28, 2023, driven by lower net sales.  As a percentage of net sales, our gross profit decreased to 44.6% for the nine months ended November 2, 2024, compared to 45.3% for the nine months ended October 28, 2023, driven by higher levels of promotional activity and clearance sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $3.0 million, or 2.0%, to $154.0 million for the third quarter of 2024, compared to $151.0 million for the third quarter of 2023.  The increase was primarily driven by higher facilities costs, including depreciation expense associated with the investments in the FLAIR store concept, and higher salary and benefits expenses.  As a percentage of net sales, selling and administrative expenses increased to 36.0% for the third quarter of 2024, compared to 33.6% for the third quarter of 2023.

Selling and administrative expenses increased $9.4 million, or 2.1%, to $453.2 million for the nine months ended November 2, 2024, compared to $443.8 million for the nine months ended October 28, 2023.  The increase was driven by higher facilities costs and higher salary and benefits expenses, partially offset by lower marketing expenses.  As a percentage of net sales, selling and administrative expenses increased to 37.9% for the nine months ended November 2, 2024, compared to 36.6% for the nine months ended October 28, 2023.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.2 million for the three and nine months ended November 2, 2024 were associated with restructuring costs, primarily severance.  Restructuring and other special charges of $1.2 million and $1.3 million for the three and nine months ended October 28, 2023, respectively, were associated with expense reduction initiatives.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased $17.0 million to $29.6 million for the third quarter of 2024, compared to $46.6 million for the third quarter of 2023, primarily reflecting the factors described above.  As a percentage of net sales, operating earnings declined to 6.9% for the third quarter of 2024, compared to 10.4% for the third quarter of 2023.

Operating earnings decreased $23.5 million to $80.8 million for the nine months ended November 2, 2024, compared to $104.3 million for the nine months ended October 28, 2023.  As a percentage of net sales, operating earnings were 6.7% for the nine months ended November 2, 2024, compared to 8.6% for the nine months ended October 28, 2023.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$322.9	100.0%	$320.8	100.0%	$925.6	100.0%	$947.2	100.0%
Cost of goods sold	181.3	56.2%	180.6	56.3%	514.3	55.6%	539.1	56.9%
Gross profit	141.6	43.8%	140.2	43.7%	411.3	44.4%	408.1	43.1%
Selling and administrative expenses	106.4	33.0%	101.1	31.5%	311.1	33.6%	298.7	31.5%
Restructuring and other special charges, net	1.1	0.3%	0.9	0.3%	1.1	0.1%	1.7	0.2%
Operating earnings	$34.1	10.5%	$38.2	11.9%	$99.1	10.7%	$107.7	11.4%

Key Metrics
Direct-to-consumer (% of net sales) (1)	34%		34%		33%		33%
Change in wholesale net sales ($)	$1.1		$(4.9)		$(26.1)		$(74.5)
Change in retail net sales ($)	$1.0		$2.5		$4.5		$8.7
Unfilled order position at end of period	$246.6		$243.9

Company-Operated Stores:
North America
Stores opened	1		1		4		3
Stores closed	—		—		4		4
Ending stores - North America	62		62		62		62
East Asia
Ending stores - East Asia	49		34		49		34
Total Company-Operated Stores	111		96		111		96

International franchise locations	113		97		113		97
Total	224		193		224		193
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales of $322.9 million in the third quarter of 2024 increased $2.1 million, or 0.7%, compared to the third quarter of 2023. During the third quarter of 2024, we continued to see strong demand for new products, with momentum in fashion sneakers and certain casual footwear categories, including slingbacks, Mary Janes and ballet flats.  We also had sales growth in our wide-shaft and tall boot categories, while our short boot category experienced soft demand.  Our brands with premium positioning generally outperformed our other brands in the quarter.  During the third quarter of 2024, we opened one store in the United States, resulting in a total of 62 stores, consistent with the third quarter of 2023.  In addition, we continued to expand our retail store presence in East Asia in the third quarter of 2024 by opening six new Sam Edelman stores and one new Naturalizer store.  During the third quarter of 2024, we closed one Naturalizer store, resulting in a total of 49 stores at the end of the third quarter of 2024, compared to 34 stores at the end of the third quarter of 2023.  There were also 113 international branded stores owned and operated by third parties through franchise agreements at November 2, 2024, compared to 97 international branded stores at October 28, 2023.

Net sales decreased $21.6 million, or 2.3%, to $925.6 million for the nine months ended November 2, 2024, compared to $947.2 million for the nine months ended October 28, 2023.  The sales decline was driven by lower wholesale sales, partially offset by solid growth in the e-commerce business.  Our net sales were unfavorably impacted by operational disruptions related to the launch of our new cloud-based ERP system in the second quarter of 2024, primarily while our e-commerce and drop-ship platforms were either offline or ramping up after the launch. As we progressed through the second quarter, the development of several key operational reports was delayed, resulting in a lack of visibility to certain data and tools we rely on to manage the wholesale business.  The decrease in net sales also reflects softer demand associated with the challenging macroeconomic environment and competitive retail landscape.

Our unfilled order position for our wholesale sales increased $2.7 million, or 1.1%, to $246.6 million at November 2, 2024, compared to $243.9 million at October 28, 2023.

Gross Profit

Gross profit increased $1.4 million, or 1.0%, to $141.6 million for the third quarter of 2024, compared to $140.2 million for the third quarter of 2023, driven by higher net sales.  As a percentage of net sales, our gross profit increased slightly to 43.8% for the third quarter of 2024, compared to 43.7% for the third quarter of 2023.

Gross profit increased $3.2 million, or 0.8%, to $411.3 million for the nine months ended November 2, 2024, compared to $408.1 million for the nine months ended October 28, 2023.  As a percentage of net sales, our gross profit increased to 44.4% for the nine months ended November 2, 2024, compared to 43.1% for the nine months ended October 28, 2023 reflecting higher merchandise margins and a higher mix of retail sales, including e-commerce sales from our owned brands and sales from our branded retail stores, both of which have higher gross margins than our wholesale sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.3 million, or 5.3%, to $106.4 million for the third quarter of 2024, compared to $101.1 million for the third quarter of 2023.  The increase was primarily due to higher marketing expenses, higher salary and benefits expense and higher distribution expenses.  As a percentage of net sales, selling and administrative expenses increased to 33.0% for the third quarter of 2024, compared to 31.5% for the third quarter of 2023.

Selling and administrative expenses increased $12.4 million, or 4.1%, to $311.1 million for the nine months ended November 2, 2024, compared to $298.7 million for the nine months ended October 28, 2023.  The increase was primarily due to higher salary and benefits expense, higher marketing expenses for certain brands, including Sam Edelman and Vionic, and higher distribution expenses.  As a percentage of net sales, selling and administrative expenses increased to 33.6% for the nine months ended November 2, 2024, compared to 31.5% for the nine months ended October 28, 2023, reflecting deleveraging of expenses over lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $1.1 million for the three and nine months ended November 2, 2024 were associated with restructuring costs, primarily severance.  Restructuring and other special charges of $0.9 million and $1.7 million for the three and nine months ended October 28, 2023, respectively, were associated with expense reduction initiatives.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased to $34.1 million for the third quarter of 2024, from $38.2 million for the third quarter of 2023, as a result of the factors described above.  As a percentage of net sales, operating earnings were 10.5% for the third quarter of 2024, compared to 11.9% for the third quarter of 2023.

Operating earnings decreased to $99.1 million for the nine months ended November 2, 2024, compared to $107.7 million for the nine months ended October 28, 2023, as a result of the factors described above.  As a percentage of net sales, operating earnings were 10.7% for the nine months ended November 2, 2024, compared to 11.4% in the nine months ended October 28, 2023.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(10.3)	100.0%	$(8.6)	100.0%	$(40.3)	100.0%	$(40.2)	100.0%
Cost of goods sold	(11.8)	115.4%	(10.0)	116.3%	(41.8)	103.8%	(39.9)	99.2%
Gross profit	1.5	(15.4)%	1.4	(16.3)%	1.5	(3.8)%	(0.3)	0.8%
Selling and administrative expenses	8.1	(79.6)%	21.5	(248.9)%	39.1	(97.1)%	47.1	(117.3)%
Restructuring and other special charges, net	0.3	(3.0)%	0.3	(3.3)%	0.3	(0.8)%	0.9	(2.1)%
Operating loss	$(6.9)	67.2%	$(20.4)	235.9%	$(37.9)	94.1%	$(48.3)	120.2%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $10.3 million for the third quarter of 2024 is $1.7 million, or 18.7%, higher than the third quarter of 2023, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear.  The net sales elimination of $40.3 million for the nine months ended November 2, 2024 is $0.1 million higher than the nine months ended October 28, 2023.

Selling and administrative expenses decreased $13.4 million, to $8.1 million in the third quarter of 2024, compared to $21.5 million for the third quarter of 2023.  The decrease reflects lower expenses for our cash and share-based incentive compensation, partially offset by higher information technology and consulting expenses associated with the implementation of our cloud-based ERP platform.

Selling and administrative expenses decreased $8.0 million, to $39.1 million for the nine months ended November 2, 2024, compared to $47.1 million for the nine months ended October 28, 2023.  The decrease primarily reflects the same factors described for the quarter.

Restructuring and other special charges of $0.3 million for the three and nine months ended November 2, 2024 were associated with restructuring costs, primarily severance, at our corporate headquarters.  Restructuring and other special charges of $0.3 million and $0.9 million for the three and nine months ended October 28, 2023, respectively, were associated with expense reduction initiatives at our corporate headquarters.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

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

Total debt obligations of $238.5 million at November 2, 2024 increased $16.5 million, from $222.0 million at October 28, 2023, and $56.5 million, from $182.0 million at February 3, 2024.  During the third quarter of 2024, we used our revolving credit facility to repurchase $50.0 million of shares of our common stock under our share repurchase program.  Net interest expense for the third quarter of 2024 decreased $1.6 million to $2.9 million, compared to $4.5 million for the third quarter of 2023, reflecting lower average borrowings and a lower weighted-average interest rate on our revolving credit facility.

At November 2, 2024, we had $238.5 million in borrowings and $9.4 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $252.1 million at November 2, 2024.  We were in compliance with all covenants and restrictions under the Credit Agreement as of November 2, 2024.

Working Capital and Cash Flow

	Thirty-Nine Weeks Ended
($ millions)	November 2, 2024	October 28, 2023	Change
Net cash provided by operating activities	$75.8	$157.2	$(81.4)
Net cash used for investing activities	(40.3)	(37.4)	(2.9)
Net cash used for financing activities	(23.2)	(119.5)	96.3
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.0)	0.0
Increase in cash and cash equivalents	$12.3	$0.3	$12.0

Reasons for the major variances in cash provided in the table above are as follows:

Cash provided by operating activities was $81.4 million lower in the thirty-nine weeks ended November 2, 2024 as compared to the thirty-nine weeks ended October 28, 2023, primarily reflecting the following factors:

●	An increase in inventory during the thirty-nine weeks ended November 2, 2024, compared to a decrease in the thirty-nine weeks ended October 28, 2023,

●	A smaller increase in trade accounts payable during the thirty-nine weeks ended November 2, 2024, compared to the thirty-nine weeks ended October 28, 2023,
●	Lower net earnings in the thirty-nine weeks ended November 2, 2024, compared to the thirty-nine weeks ended October 28, 2023; partially offset by
●	A smaller decrease in accrued expenses and other liabilities during the thirty-nine weeks ended November 2, 2024, compared to the thirty-nine weeks ended October 28, 2023.

We are in the process of a multi-year cloud-based ERP implementation and launched the wholesale and finance modules in the second quarter of 2024.  These modules were funded with cash provided by operating activities.

Cash used for investing activities was $2.9 million higher for the thirty-nine weeks ended November 2, 2024 as compared to the thirty-nine weeks ended October 28, 2023, reflecting higher capital expenditures, due in part to the Famous Footwear store remodels to the new FLAIR concept.  We expect purchases of property and equipment and capitalized software to be between $50 million and $55 million in 2024, compared to $49.6 million in 2023.

Cash used for financing activities was $96.3 million lower for the thirty-nine weeks ended November 2, 2024 as compared to the thirty-nine weeks ended October 28, 2023, primarily due to net borrowings on our revolving credit agreement of $56.5 million in the thirty-nine weeks ended November 2, 2024, compared to net repayments of $85.5 million in the comparable period in 2023.  In addition, we repurchased $65.0 million of our common stock under our share repurchase program during the nine months ended November 2, 2024, compared to $17.4 million in repurchases during the nine months ended October 28, 2023.

In conjunction with the share repurchases during the thirty-nine weeks ended November 2, 2024, we incurred excise taxes of $0.5 million.  The excise taxes payable are presented in other accrued expenses on the condensed consolidated balance sheet and accrued expenses and other liabilities on the consolidated statement of cash flows.  The associated share repurchases presented as acquisition of treasury stock on the condensed consolidated cash flow for the thirty-nine weeks ended November 2, 2024 excludes the excise taxes payable.  Refer to Note 4 to the condensed consolidated financial statements for further information.

A summary of key financial data and ratios at the dates indicated is as follows:

	November 2, 2024	October 28, 2023	February 3, 2024
Working capital ($ millions) (1)	$63.9	$(5.0)	$46.0
Current ratio (2)	1.08:1	0.99:1	1.06:1
Debt-to-capital ratio (3)	28.2%	29.9%	24.3%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at November 2, 2024 was $63.9 million, which was an improvement of $68.9 million from October 28, 2023 and a $17.9 million increase from February 3, 2024.  The increase in working capital from October 28, 2023 primarily reflects higher inventory, lower accrued expenses and higher accounts receivable, partially offset by higher borrowings under our revolving credit agreement.  The increase in working capital from February 3, 2024 primarily reflects higher inventory and higher accounts receivable, partially offset by higher borrowings under our revolving credit agreement.  Our current ratio was 1.08:1 as of November 2, 2024, compared to 0.99:1 at October 28, 2023 and 1.06:1 at February 3, 2024.  Our debt-to-capital ratio was 28.2% as of November 2, 2024, compared to 29.9% as of October 28, 2023 and 24.3% at February 3, 2024.

We declared and paid dividends of $0.07 per share in the third quarter of both 2024 and 2023.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of November 2, 2024, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2024:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
August 4, 2024 - August 31, 2024	2,517	$43.36	—	5,188,379

September 1, 2024 - October 5, 2024	868,554	32.97	860,515	4,327,864

October 6, 2024 - November 2, 2024	661,809	32.62	661,809	3,666,055
Total	1,532,880	$32.83	1,522,324	3,666,055
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards. The average price per share on repurchases of our common stock excludes the cost of broker commissions and excise taxes due under the provisions of the Inflation Reduction Act.
(2)	On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of 7,000,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions. During the thirteen and thirty-nine weeks ended November 2, 2024, the Company repurchased 1,522,324 and 1,938,324 shares, respectively, under the 2022 Program. During the thirteen and thirty-nine weeks ended October 28, 2023, the Company repurchased zero and 763,000 shares, respectively, under the 2022 Program. As of November 2, 2024, there were 3,666,055 shares authorized to be repurchased. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

On September 16, 2024, Steven W. Korn, Director, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934.  The Rule 10b5-1 Plan for Mr. Korn provides for the sale of up to 7,500 shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan.  The Rule 10b5-1 Plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

On October 9, 2024, Daniel R. Friedman, Chief Sourcing Officer, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934.  The Rule 10b5-1 Plan for Mr. Friedman provides for the sale of up to 16,782 shares of the Company’s common stock, pursuant to the terms of the Rule 10b5-1 Plan.  The Rule 10b5-1 Plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

No other director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K, during the thirteen weeks ended November 2, 2024.

ITEM 6    EXHIBITS

Exhibit No.
3.1		Restated Certificate of Incorporation of Caleres, Inc. (the “Company”) incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 1, 2020.
3.2		Bylaws of the Company as amended through November 5, 2024, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 7, 2024.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH	†	iXBRL Taxonomy Extension Schema Document
101.CAL	†	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	†	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	iXBRL Taxonomy Presentation Linkbase Document
101.DEF	†	iXBRL Taxonomy Definition Linkbase Document
104	†	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

†  Denotes exhibit is filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: December 11, 2024	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer