Form 10-K
period 2025-02-01
CALERES INC
filed 2025-04-01
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

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

The aggregate market value of the stock held by non-affiliates of the registrant as of August 3, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,174.4 million.

As of March 1, 2025, 33,612,063 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2025.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of April 1, 2025, unless otherwise specified.

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

The Company’s business operations are organized into two reportable segments—Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of our Famous Footwear retail stores, famousfootwear.com and famousfootwear.ca.  The Famous Footwear segment operated 846 stores at the end of 2024, selling primarily branded footwear for the entire family.  The Brand Portfolio segment offers retailers and consumers a carefully cultivated portfolio of leading brands.  This segment is comprised of wholesale operations that designs, develops, sources, manufactures, markets and distributes branded, licensed and private-label footwear primarily to online retailers, national chains, department stores, independent retailers and mass merchandisers, as well as Company-owned Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds stores and e-commerce businesses.  It also includes the Sam Edelman, Naturalizer and Allen Edmonds retail stores, including 60 stores in the United States and 54 stores in East Asia at the end of 2024, and the e-commerce businesses for our Company-owned brands.  In addition, there were 120 international branded stores owned and operated by third parties through franchise agreements at the end of 2024.

Our net sales are comprised of four major categories: women’s footwear, men’s footwear, children’s footwear and clothing and accessories.  The percentage of net sales attributable to each category is as follows:

	2024	2023	2022
Women's footwear	60%	61%	61%
Men's footwear	21%	21%	22%
Children's footwear	12%	12%	11%
Clothing and accessories	7%	6%	6%

In February 2025, we signed a definitive agreement to acquire Stuart Weitzman from Tapestry, Inc. for $105 million, subject to customary adjustments.  Stuart Weitzman has been an iconic global luxury women’s footwear brand for over 35 years.  The acquisition of Stuart Weitzman advances our strategic agenda to grow our Brand Portfolio segment with more global and direct-to-consumer reach.  The acquisition, which is expected to close in the summer of 2025, will be funded through our revolving credit agreement.

FAMOUS FOOTWEAR

Our Famous Footwear segment, which is one of America’s leading family-branded footwear retailers, was founded on a simple idea: that everyone deserves to feel the joy that comes from a new pair of shoes.  Famous Footwear employs an omni-channel approach to reach consumers wherever they want to shop, including our e-commerce channel through famousfootwear.com and famousfootwear.ca, as well as 846 Famous Footwear retail store locations.

We seek to meet the needs of the millennial family and others by providing an assortment of trend-right, brand-name fashion, casual and athletic footwear at a great price.  Brands carried at Famous Footwear include Nike, Skechers, Adidas, Crocs, Converse, HeyDude, Birkenstock, Vans, Puma, New Balance, Bearpaw, Asics, Under Armour, Dr. Martens and Reef, among others, as well as company-owned and licensed brands including Dr. Scholl’s Shoes, LifeStride, Naturalizer and Blowfish Malibu.  Our Company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 5% of the Famous Footwear segment’s net sales. We work closely with our vendors to provide consumers with fresh product and, in some cases, product exclusively designed for and available only at Famous Footwear.  Famous Footwear’s retail price points typically range from $20 for shoes to $300 for boots.  We believe we have strong relationships with our significant branded footwear suppliers, but the loss of any one or more key suppliers could have a material impact on our Famous Footwear segment and the Company.

Famousfootwear.com and famousfootwear.ca. which are accessible via desktop, tablet and mobile devices, offer an expansive product assortment, beyond what is sold in our retail stores.  Many of our consumers buy online and pick up product in their local store through Famously Fast Pickup or curbside.  Orders are typically ready within an hour through this convenient service.  Our retail store locations also fulfill approximately two-thirds of all e-commerce orders not picked up in the store.  Leveraging our brick-and-mortar store inventory reduces delivery times, driving an enhanced consumer experience.  We continue to add new features to the Famous Footwear mobile application to deliver a superior experience for our customers who visit Famous Footwear on a mobile device.

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

Our Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in 49 states, Canada and Guam.  The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2024	2023	2022
Strip centers	552	562	566
Outlet malls	160	165	171
Regional malls	134	133	136
Total	846	860	873

We anticipate that we will open approximately eight retail store locations and close approximately 18 in 2025. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores.  While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

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

Famous Footwear’s marketing programs include e-commerce advertising, television advertising, digital marketing and social media, direct mail and in-store advertisements, all of which are designed to further develop and reinforce the Famous Footwear brand and strengthen our connection with consumers.  We believe the success of our marketing campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns.  In 2024, we spent approximately $56.4 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers.

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

Portfolio of Brands

The following is a listing of our owned brands and licensed products:

Sam Edelman: The Sam Edelman brand, which celebrated its 20th anniversary in 2024, has been synonymous with aspirational luxury and on-trend style since 2004. Inspired by timeless American elegance, designer Sam Edelman’s innate understanding of the consumer translates conceptually into a modern lifestyle informed by rich heritage, creativity and innovation. Beyond its iconic footwear, Sam Edelman offers an ever-expanding range of product categories to fit the customer’s lifestyle, including dresses, outerwear, denim, handbags, belts, hosiery and children’s shoes. The full range of Sam Edelman products is sold through Sam Edelman retail stores and online at samedelman.com and samedelman.ca, in addition to department stores, national chains and independent retailers around the world with suggested retail prices ranging from $100 to $300. Beyond the Sam Edelman brand, designer Sam Edelman created contemporary lifestyle brand, Circus NY (“Circus”) by Sam Edelman. Circus offers a growing assortment of product categories, including denim and sunglasses, primarily sold online at circusny.com and in top contemporary wholesale and e-commerce retailers at suggested retail price points from $60 to $150. Sam Edelman relaunched Sam & Libby in the spring of 2024 with a fresh take on the namesake brand. Sam & Libby is available through our Famous Footwear brand as well as other shoe chain retailers and department stores across the United States, at suggested retail prices from $50 to $110.

Vionic: In 2018, we acquired Vionic to expand our access to the growing contemporary comfort footwear category. Vionic is dedicated to harnessing science, ingenuity and input from medical professionals and athletes to make shoes that bring balance to our lives. The fusion between dynamic movement and grounded stability is how our exclusive Vio Motion Technology solves whole body balance. Featuring a wide range of silhouettes, premium materials and thoughtful design for women and men, Vionic offers the style you want with the comfort you crave across a vast selection of fashion sneakers, casual and dress options, all-weather boots, sandals and slippers. The brand is sold online at vionicshoes.com, through our Famous Footwear brand, and through independent retailers, television, department stores, national chains and specialty retailers. Vionic is also available globally through our wholesale partners across more than 30 countries. Suggested retail price points range from $80 for shoes to $250 for boots.

Naturalizer: Since 1927, Naturalizer has put women first. As the first brand ever to design shoes to the contours of a woman’s foot, the brand is known for crafting beautiful, modern styles that look and feel exceptional, inside and out. Naturalizer’s legendary emphasis on fit and elegant simplicity launched a brand that became known as “the shoe with the beautiful fit.” The brand’s mission of inclusivity supports the vision to have every woman in Naturalizer shoes. The Naturalizer brand is sold primarily at national chains, online retailers, online at naturalizer.com and naturalizer.ca, department stores, our Famous Footwear retail stores, and independent retailers. Naturalizer footwear is also distributed through wholesale partners in 34 countries around the world and approximately 46 retail stores. In 2024, Naturalizer re-entered China with its newly created global flagship store design, as well as a digital relaunch. Suggested retail price points range from $79 for shoes to $265 for boots.

Allen Edmonds: In 2016, we acquired Allen Edmonds to increase our penetration in men’s footwear. Allen Edmonds, founded in 1922, is a brand of premium men’s footwear, apparel, leather goods and accessories, built on its United States manufacturing heritage. Allen Edmonds products are available at our 56 Allen Edmonds stores in the United States, including 12 Port Washington Studio stores, online at allenedmonds.com, shoebank,com, and allenedmonds.ca, and at select premium retailers worldwide. Suggested retail Allen Edmonds price points range from $300 to $595, while Allen Edmonds Reserve Collection price points range from $800 to $2,995.

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

Dr. Scholl’s Shoes:  Inspired by its founder, Dr. William Scholl, Dr. Scholl’s Shoes remains forever passionate about creating iconic, effortless footwear for a healthy life. In 2024, the brand celebrated its 100th anniversary, marked by when Dr. William Scholl opened his first comfort foot shop in 1924. The brand became a fashion icon in 1959 with the debut of the Original Wooden Exercise Sandal worn by fashion icons across decades. Dr. Scholl’s Shoes continues its legacy of iconic fashion and innovative comfort today. This footwear reaches consumers at a wide range of distribution channels, including national chains, department stores, mass merchandisers, online, including drschollsshoes.com, our Famous Footwear retail stores and independent retailers. Suggested price points range from $50 for shoes to $190 for boots. We have a license agreement to sell Dr. Scholl’s Shoes in the United States, Canada and Latin America through 2026.

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

Blowfish Malibu: Blowfish Malibu, which was founded in 2005 and acquired by Caleres in 2018, designs and sells women’s and children’s footwear that captures the fresh, youthful spirit and casual living that is distinctively Southern California. The brand is sold at national chains, our Famous Footwear stores, and independent retailers. Suggested retail price points range from $35 for shoes to $110 for boots.

Rykä: Rykä was the first brand ever to create athletic shoes specifically for a woman's unique foot shape, muscle movement, and build. For more than 35 years, Rykä has offered footwear with a powerful Made for Women fit for her active life, including walking, cross-training, running and hiking, along with lifestyle trends. The brand is distributed through national chains, online retailers, including ryka.com, independent retailers, department stores, specialty retailers, and our Famous Footwear retail stores at suggested price points from $50 to $120.

Vince: The Vince women’s shoe collection launched in 2012 and was expanded in 2014 to include the Vince men’s footwear collection. Vince creates elevated yet understated pieces for every day. The brand is primarily sold in premier department stores, online, national chains and specialty retailers at suggested price points from $200 for shoes to $595 for tall boots. We have a license agreement with Vince, LLC to sell Vince footwear through January 2029 with a five-year option to renew.

Veronica Beard: In 2020, we began an exclusive partnership with the American ready-to-wear brand, Veronica Beard, to produce the women’s footwear collection. The Veronica Beard collection includes styles that strike the balance between cool and classic, taking the consumer from day to night and work to weekend. The brand is distributed through domestic wholesale partners carrying Veronica Beard ready-to-wear and independent footwear retailers at suggested opening retail price points from $295 for shoes to $695 for boots. We have a license agreement to sell footwear through January 2029.

Favorite Daughter: In 2024, we entered into an exclusive partnership with contemporary lifestyle brand, Favorite Daughter, to produce their first ever footwear collection. Launched by Erin Foster and Sara Foster in 2020 in partnership with Centric Brands, Favorite Daughter is a digital-first brand featuring trend-right fashion, denim and closet staples with a focus on long-lasting quality. The Favorite Daughter Shoes line is a tightly curated assortment that is crafted in soft nappas, exotic leathers, satins, velvets and subtle suedes. Launching in Fall 2025, Favorite Daughter Shoes will be available at favoritedaughter.com, in Favorite Daughter stores and at select better department stores at price points ranging from $195 to $495.

Wholesale

Within our Brand Portfolio segment, our brands are designed, sourced and distributed on a wholesale basis to approximately 2,200 retailers, including online retailers, national chains, department stores, independent retailers and mass merchandisers throughout the United States and Canada, as well as approximately 58 other countries (including sales to our retail operations).  Our most significant customers include Famous Footwear and many of the nation’s largest retailers, including online retailers such as Amazon.com, Nordstrom.com and Zappos.com; national chains such as Nordstrom Rack, DSW, TJX Corporation (including TJ Maxx and Marshalls), Kohl’s and Ross Stores; department stores such as Nordstrom, Macy’s and Dillard’s; mass merchandisers such as Walmart; and independent retailers such as Qurate Retail Group, which operates QVC and Home Shopping Network.  Many of these wholesale customers also sell our products through their own websites.  In these arrangements, orders are typically fulfilled on a drop-ship basis from our logistics network.  We also sell product to a variety of international retail customers and distributors.

Our Brand Portfolio segment sold approximately 32 million pairs of shoes on a wholesale basis during 2024.  Products sold under license agreements accounted for approximately 14% of the sales of the Brand Portfolio segment in 2024 and 13% and 12% of the segment’s sales in 2023 and 2022, respectively.  Caleres also receives license revenue from third parties related to certain owned brands, for use in connection with other brand-enhancing non-footwear product categories.

We continue to see benefits from the strategic initiatives we have implemented in recent years.  Our Edit to Win initiative drives more volume through fewer SKUs.  In addition, our speed program allows us to reduce both inventory risks and markdowns by aligning inventory with consumer demand to drive sales productivity.  Approximately 25% of our inventory receipts were sourced through speed programs during 2024 and we anticipate continued growth for 2025.

Direct-to-Consumer

Our Brand Portfolio segment includes the operation of 14 branded e-commerce websites which offer substantially the same product selection to consumers as we sell to our wholesale customers.

We also operate retail stores for certain brands, including Allen Edmonds, Sam Edelman and Naturalizer.  The number of our owned Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2024	2023	2022
Allen Edmonds	56	57	56
Sam Edelman	56	39	34
Naturalizer	2	2	2
Total	114	98	92

At the end of 2024, we operated 56 Allen Edmonds stores in the United States, each averaging approximately 1,560 square feet.  We expect to open approximately five new Allen Edmonds stores and close approximately three stores in 2025, as we continue to align our real estate and e-commerce strategies.  At the end of 2024, we operated four Sam Edelman stores in the United States, each averaging approximately 2,300 square feet, and 52 stores in East Asia.  We anticipate expanding our Sam Edelman presence in East and Southeast Asia in 2025 with the opening of approximately 13 net new stores, and 30 franchisee net new stores in 2025.  After closing all of our domestic Naturalizer retail stores, we ended the year with two stores in China.  We anticipate expanding our Naturalizer presence in East Asia in 2025 with the opening of approximately five new stores.  In addition to our owned Brand Portfolio retail stores, there are 120 branded stores that are owned by third parties and are operated internationally through distributor, licensed or franchise agreements.

Marketing

Over the last few years, we’ve been building a “One Caleres” marketing ecosystem.  We believe that robust consumer data is the source of our competitive advantage and have invested in our marketing strategy with digital marketing, loyalty, data and analytics, consumer insight and brand marketing.  We believe that our investment in these areas, particularly digital marketing and loyalty, have resulted in growth in our direct-to-consumer business over the last few years.  In addition, we continue to leverage consumer insights and data to inform marketing initiatives to capture a greater share of our target consumers’ spend as well as reach new audiences with a high propensity to purchase our products.

Our marketing teams are responsible for the development and implementation of innovative marketing programs that serve the consumer facing needs of our portfolio of brands as well as that of our retail partners and brand websites.  Our marketing teams are instrumental in continuing to drive growth in e-commerce sales, producing relevant and purpose-driven brand positioning and creating meaningful connections with consumers that have increased awareness and loyalty across our portfolio.  In 2024, we spent approximately $78.3 million in advertising and marketing support for our Brand Portfolio segment, including digital marketing and social media, consumer media advertising, product placement, in-store displays, production, print and trade shows.

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

Sourcing and Manufacturing Operations

In 2024, the sourcing operations sourced approximately $494.4 million of shoes through a global network of third-party independent footwear manufacturers.  The majority of our footwear sourced is provided by approximately 44 manufacturers operating approximately 102 manufacturing facilities.  In certain countries, we use agents to facilitate and manage the development, production and shipment of product.  We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships, as well as steps we have taken to digitize many aspects of our end-to-end supply chain processes to enable mutually beneficial workload efficiency, visibility and agility.  While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.  Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style.

The following table provides an overview of our sourcing by country in 2024:

Country ($ millions)
China	$244.7
Vietnam	210.2
Cambodia	21.4
India	12.9
Other	5.2
Total	$494.4

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

Backlog

At February 1, 2025, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $260.2 million, compared to $234.5 million as of February 3, 2024.  Most orders are for delivery within the next 90 to 120 days.  Orders are subject to cancellation; however, we have historically not experienced significant cancellations of orders.

The backlog at any particular time is affected by a number of factors, including timing of orders received from customers, supply chain disruptions, seasonality and capacity shifts at international manufacturers.  Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

Human Capital Management

As of February 1, 2025, we had approximately 9,400 employees, including 4,800 full-time and 4,600 part-time.  In the United States, there were no employees subject to union contracts.  In Canada, we employ approximately 25 warehouse employees under a union contract, which will expire in October 2025.  The Company’s success depends on our ability to attract, develop, motivate and retain qualified management, administrative, product design and development and sales and marketing personnel to support existing operations and future growth.  Since our founding in 1878, we have been all about the right fit.  Our values – Passion, Accountability, Curiosity, Creativity and Caring, inform how we work, how we treat one another and how we live our mission.

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

Responsible Business Initiatives

Our responsible business initiatives are an important component of our enterprise risk management program.  Our long-standing pledge to quality craftmanship includes creating sustainable and lasting value for all of our stakeholders by governing and operating with integrity and transparency and by pursuing ambitious responsible business targets. At Caleres, the forward focus of our brands has led to an intentional elimination of waste in our strategic manufacturing facilities while extending the life span of our products through donation, recrafting and reuse programs.  This embrace of circularity both protects the environment and delivers new value to customers. We have a steering committee that manages developing programs, goals and metrics to support our responsible business initiatives.  We conducted an assessment to determine those areas of our operations that are most important to Caleres and our stakeholders, which in turn guided the framework for our responsible business initiatives.

Many of our responsible business goals focus on high impact areas of opportunity, such as the materials that are used in our products, energy use and supply chain labor standards.  We are striving to use environmentally preferred materials in our products and packaging, and are working to ensure our strategic factories around the world comply with leading global work standards.  Our responsible business reports, which have been nationally recognized on Newsweek’s Most Responsible Companies list, detail our strategy and provide our goals for eco-conscious products and practices and highlighted our progress toward our identified target goals, which we seek to achieve by 2025.  Our responsible business reports may be accessed at www.caleres.com.  The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.  We expect to publish another responsible business report in the spring of 2025.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person.  There is no family relationship between any of the named persons.  The terms of the following executive officers will expire in May 2025 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
Diane M. Sullivan	69	Executive Chair
John W. Schmidt	64	President, Chief Executive Officer and Director
Thomas C. Burke	57	Senior Vice President, General Counsel and Secretary
Jack P. Calandra	57	Senior Vice President, Chief Financial Officer
Michael R. Edwards	54	Division President – Famous Footwear
Daniel R. Friedman	64	Chief Sourcing and Supply Chain Officer
Todd E. Hasty	52	Senior Vice President, Chief Accounting Officer
Willis D. Hill	53	Senior Vice President, Chief Information Officer
Douglas W. Koch	73	Senior Vice President, Chief Human Resources Officer

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

Daniel R. Friedman, Chief Sourcing and Supply Chain Officer since April 2018.  Division President – Global Supply Chain from January 2010 to April 2018.  Senior Vice President, Product Development and Sourcing from July 2006 to January 2010.  Managing Director at Camuto Group, Inc. from 2002 to July 2006.

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

MACROECONOMIC AND INDUSTRY RISKS

Changes in the United States and international trade policies, including tariffs and trade restrictions, may adversely impact our business, results of operations and financial condition.

The United States administration recently announced tariffs on products manufactured in several jurisdictions, including China, Canada and Mexico and may impose tariffs on products from other jurisdictions.  The imposition of new tariffs or increases to existing tariffs on products we import from countries where our suppliers operate could result in increased product costs, which may require us to raise prices and accordingly, may make our product less competitive in the market.  While we continue to shift production outside of China and other countries impacted by tariffs and continue to negotiate with our suppliers to mitigate the impact of the tariffs, we may not be successful in changing our sourcing strategy to minimize the impact of the tariffs on our financial results and operations.  The extent and duration of these tariffs, and any retaliatory tariffs adopted in response to these tariffs, are uncertain and may limit our ability to meet incremental consumer demand, potentially impacting our net sales or financial results.

Consumer demand for our products may be adversely impacted by economic conditions and other factors.

Worldwide economic conditions continue to be uncertain.  Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including trade restrictions, tariffs, or taxes on imports from countries where we manufacture products, inflation, concerns of a recession, elevated interest rates, fiscal policy, the changing tax and regulatory environment, minimum wage rates and regulations, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions and the economic consequences of military action or terrorist activities, such as the heightened geo-political tensions between China and Taiwan and the potential impact of sanctions on the domestic and global economy.  Consumer sentiment, including a preference for products made in the United States, may be impacted by tariffs or taxes on imports from countries where we source products, which may impact demand for our products that are sourced internationally.  In addition, with a significant amount of our supply originating in China, any negative development related to relations between United States and China, including tariffs imposed on imports from China, may adversely impact the cost or demand for our products sourced from China.  Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. As a result, our customers may choose to purchase fewer of our products or purchase the lower priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

Inflationary pressures and supply chain disruptions may adversely impact our business operations and financial results.

Inflationary pressures in the United States and the global economy such as elevated interest rates, higher product and transportation costs and wage inflation, as well as fears of a recession, are creating a complex and challenging retail environment that may impact discretionary spending.   The extent and duration of these inflationary pressures are uncertain and may limit our ability to meet incremental consumer demand, potentially impacting our net sales. In addition, declines in consumer spending may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, pricing pressure and lower gross margins. Macroeconomic factors, including these inflationary pressures and volatility in interest rates, also impact a number of accounting estimates, such as impairment calculations, the value of inventory measured using the last-in, first out (“LIFO”) method, and other estimates that utilize fair value. These macroeconomic factors could result in incremental volatility in certain valuations and provisions required in the Company’s financial statements. In addition, a disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales and increased supply chain costs. Vessel, container and other transportation shortages, labor shortages and port congestion have in the past delayed inventory orders and, in turn, deliveries to our wholesale customers and availability in our retail stores and e-commerce sites.  In addition, the vast majority of our products pass through the United States ports and any slowdown or stoppage relating to labor agreement negotiations may further delay the receipt of inventory or increase costs.

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

Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. Products purchased from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 24% of consolidated net sales in 2024.  As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms.  While we believe we have positive working relationships with our current suppliers, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions, including the impact of the wars in Israel and Eastern Europe and heightened tensions between China and Taiwan, or global pandemics, may adversely impact our suppliers.  If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

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

We rely primarily on international sourcing for our footwear products through third-party manufacturing facilities located outside the United States.  As is common in the industry, we do not have any long-term contracts with our third-party international manufacturers.  International sourcing is subject to numerous risks, including trade relations, work stoppages, transportation delays (including delays at international and domestic ports) and costs (including customs duties, quotas, tariffs (including retaliatory tariffs), anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), domestic and international political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict, changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act) and geo-political events, such as the current wars in Israel and Ukraine and continued tensions between China and Taiwan.  Supply chain disruptions and port congestion have in the past delayed receipt of inventory and this could occur again in the future.  Delayed inventory receipt could delay deliveries to our wholesale customers, and reduce availability in our stores and e-commerce websites, which could adversely impact our financial results.  In addition, the imposition of tariffs or other costs on imported products may result in an increase in product prices, which may in turn adversely impact our gross margins if we are unable to mitigate the impact of the costs.  At the same time, potential changes in manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

●	Manufacturing capacity may shift from footwear to other industries with manufacturing margins that are perceived to be higher.
●	Some footwear manufacturers may face labor shortages as workers seek better wages and working conditions in other industries or locations.

As a result of these risks, there can be no assurance that we will not experience reductions in available production capacity, increases in our product costs, late deliveries or terminations of our supplier relationships.  Furthermore, these sourcing risks are compounded by limited diversification in the geographic location of our international sourcing and manufacturing.  Approximately 50% of the footwear we sourced in 2024 was from China.  With a significant portion of our supply originating in China, a substantial portion of our supply could be at risk in the event of any significant negative development related to relations between United States and China, including additional tariffs imposed on products imported from China.  In addition, international expansion in China may be hampered as a result of the adverse economic conditions that China is currently experiencing.

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

During 2024, we implemented a new enterprise resource planning (“ERP”) system, which required significant financial and human capital resources.  During the second quarter of 2024, we experienced operational challenges, primarily while our e-commerce and drop-ship platforms were either offline or ramping up after the launch.  As we progressed through the quarter, the development of several key operational reports was delayed, resulting a lack of visibility to certain data and tools we rely on to manage the wholesale business.  As a result, our wholesale net sales in the second quarter of 2024 were unfavorably impacted.  While we believe we have taken the necessary steps to address the issues that temporarily impacted our visibility, we cannot be certain that additional disruptions will not occur.  Any deficiencies or additional disruptions related to the new ERP system may materially and adversely impact our business operations, including our ability to process orders, manage our inventory, ship products to our customers, maintain our financial records, maintain effective internal control over financial reporting, or perform other business functions.

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

As part of our business strategy, we periodically pursue acquisitions of other companies or businesses, such as our recently announced acquisition of Stuart Weitzman, as well as divestitures of our businesses.  Although we review the financial results and records of acquisition candidates, the review may not reveal all existing or potential problems.  As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated expenses and liabilities related to the acquisition.  We anticipate funding the acquisition of Stuart Weitzman through our revolving credit agreement and we face the risk that the return on the acquisition will not support the expenditures or indebtedness to acquire the business.  Acquisitions may also cause us to incur write-offs of goodwill or intangible assets if the business does not perform as well as expected and substantial amortization expenses associated with other intangible assets.  We also face the risk that we will not be able to integrate acquisitions into our existing operations or divest our businesses effectively without substantial expense, delay or other operational or financial problems.  Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems.  We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities.

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

Failure to successfully execute our planned campus sale and relocation could result in unexpected expenditures and operational disruptions.

We have entered into an agreement to sell a portion of our headquarters campus in Clayton, Missouri, which is subject to certain closing conditions.  We have also entered into two letters of intent to sell the remaining portions of the headquarters campus.  Should the sale of any of these parcels not be completed, we may have to carry the campus property longer than intended and incur unexpected costs, or if comparable sales prices cannot be secured, we may have to recognize a loss on disposal, adversely impacting our financial results.

In addition, the build-out of our new leased headquarters could be delayed or cost more than expected, which could cause disruption to our business operations or negatively impact our financial results.

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

Our responsible business initiatives may result in increased scrutiny from stakeholders or regulators with respect to our responsible business goals and objectives.  We may not be able to achieve those goals within the timelines established, or at all.  Failure to successfully achieve our established goals may damage our reputation, or the reputation of our brands.  Our reputation may also be damaged if we do not act, or are perceived by our consumers to not act, responsibly with respect to our impact on the environment or other social or governance matters.  Damage to our brands and reputation could have a material adverse effect on our business, results of operations, financial position and cash flow.

A significant portion of our Famous Footwear sales are dependent on our Famous Footwear loyalty program, Famously You Rewards ("Rewards"), and any decrease in sales from Rewards could have a material adverse impact on our sales.

Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment.  Rewards members earn points toward certificates for qualifying purchases. Upon reaching specified point values, members are issued a Rewards certificate, which may be redeemed for purchases at Famous Footwear.  Approximately 75% of our 2024 sales within the Famous Footwear segment were generated by our Rewards members.  If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

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

In addition, changes in the tax laws of foreign jurisdictions may arise as a result of the Pillar Two (“Pillar Two”) Global Anti-Base Erosion model rules that were released by the Organization for Economic Cooperation and Development (OECD) in 2021.  The OECD continues to release guidance and many countries implemented legislation to adopt the rules for tax years beginning in 2024.  Although the United States has not yet enacted legislation implementing Pillar Two, there can be no assurance that our effective tax rate or tax payments will not be adversely affected as countries independently amend their tax laws to adopt Pillar Two.

Our commitments and shareholder expectations relating to responsible business initiatives may expose us to liabilities, increased costs, reputational harm, and other adverse effects on our business.

We are increasingly focused on responsible business initiatives relating to our business, including greenhouse gas emissions, human and civil rights and talent management. New laws and regulations in these areas, including those passed by the State of California, will be required to be adopted, and may be passed by other states or regulatory agencies.  The criteria used by regulators and other relevant stakeholders to evaluate our responsible business initiative practices, capabilities, and performance may change rapidly, which in each case could require us to undertake costly initiatives or operational changes. In addition, the requirements may not be uniform across jurisdictions, which may result in increased complexity and cost to become or remain compliant.  Non-compliance with these rules or standards or a failure to address regulator, stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, suppliers and commercial partners, failure to retain and attract talent, lower valuation and higher investor activism activities. Managing these considerations and implementing these goals and initiatives involves risks and uncertainties, including increased costs, and often depends on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced responsible business initiatives, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve responsible business initiatives, as well as to manage associated risks, adhere to public statements, comply with federal, state or international laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

The Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on October 5, 2026, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $500.0 million in accordance with the terms of the Credit Agreement.  In addition, the Credit Agreement provides for an increase at the Company’s option by up to $250.0 million.  If one or more of the financial institutions participating in the Credit Agreement were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution may not be available to us.  In addition, as of February 1, 2025, total borrowing availability under the Credit Agreement was $272.3 million.  Failure to meet our debt covenants under the Credit Agreement may require the Company to seek waivers or amendments of the debt covenants, alternative or additional sources of financing or reduce expenditures.  In addition, borrowings under our Credit Agreement bear interest at variable rates.  As a result, increases in interest rates, such as those we have recently experienced, could require a greater portion of our cash flow to be used to pay interest, which will negatively impact our net income and cash flow from operations.

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

We maintain a comprehensive cybersecurity program designed to protect the confidentiality, integrity, and availability of our data, systems, and networks. Our security framework is based on a defense-in-depth strategy, employing multiple layers of security controls to mitigate risks associated with cyber threats. Key components of the Information Security Program include:

●	Network and Endpoint Security: Firewalls, intrusion prevention systems, endpoint detection and response solutions, and monitoring and alerting.
●	Access Controls and Authentication: Multi-factor authentication, least-privilege access principles, role-based access controls and privileged identity management.
●	Data Protection: Encryption of sensitive data in transit and at rest, data loss prevention tools, data classification and labeling, and secure backup solutions.
●	Incident Response: An incident response plan aligned with industry-best practices and a framework for evaluating the materiality of the incident for disclosure and reporting purposes.
●	Compliance and Governance: Adherence to regulatory requirements, third-party risk management and routine security audits.
●	Security Awareness and Training: Regular employee training, phishing simulations and a Cybersecurity Ambassador program.

We leverage our information sharing relationship with the Federal Bureau of Investigation, Cybersecurity and Infrastructure Agency and local law enforcement, as well as additional threat intelligence information, to continuously assess and enhance our cybersecurity posture to address emerging threats and minimize potential impacts on our operations, customers and stakeholders.

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

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada, China and Guam and involve the operation of 960 retail stores.  All store locations, excluding our Perth, Ontario outlet center, are leased, with approximately 32% of them having renewal options. The footwear sold through our domestic wholesale business is primarily processed through our leased distribution centers in Chino, California and Lebanon, Tennessee.

The following table summarizes the location and general use of the Company’s primary properties:

Location	Owned/Leased	Segment	Use
Clayton, Missouri	Owned	Famous Footwear and Brand Portfolio	Principal corporate, executive, sales and administrative offices
St. Louis, Missouri	Leased	Famous Footwear and Brand Portfolio	Office space
United States, Canada, East Asia and Guam	Leased	Famous Footwear and Brand Portfolio	Retail operations
Chino, California (1)	Leased	Brand Portfolio	Distribution centers
Lebanon, Tennessee (2)	Leased	Famous Footwear and Brand Portfolio	Distribution center
Lebec, California (3)	Leased	Famous Footwear	Distribution center
New York, New York	Leased	Brand Portfolio	Office space and showrooms
Perth, Ontario (4)	Owned	Famous Footwear and Brand Portfolio	Distribution center and outlet center
Novato, California	Leased	Brand Portfolio	Office space
Dongguan, China	Leased	Brand Portfolio	Office space and sample-making facility
Santiago, Dominican Republic	Leased	Brand Portfolio	Manufacturing facility
Port Washington, Wisconsin	Leased	Brand Portfolio	Land
Port Washington, Wisconsin	Owned	Brand Portfolio	Manufacturing and recrafting facility, office space and warehouse
(1)	This campus includes two company-operated distribution centers with approximately 725,000 and 606,000 square feet at each respective location.
(2)	This distribution center is approximately 540,000 square feet.
(3)	This distribution center is approximately 350,000 square feet.
(4)	This distribution center is approximately 150,000 square feet.

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

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.”  As of February 1, 2025, we had 3,681 shareholders of record.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchases of common stock during the fourth quarter of 2024:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of	Yet Be
Fiscal	of Shares	Paid per	Publicly Announced	Purchased Under
Period	Purchased (1)	Share (1)	Program (2)	the Program (2)
November 3, 2024 - November 30, 2024	5,187	$31.38	—	3,666,055

December 1, 2024 - January 4, 2025	—	—	—	3,666,055

January 5, 2025 - February 1, 2025	14,350	20.37	—	3,666,055
Total	19,537	$23.29	—	3,666,055
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock and stock performance awards.
(2)	On September 2, 2019, the Board of Directors approved a stock repurchase program ("2019 Program") authorizing the purchase of up to 5,000,000 shares of our outstanding common stock. In addition, on March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of an additional 7,000,000 shares of our outstanding common stock. We can use the repurchase programs to repurchase shares on the open market or in private transactions. Under these programs, the Company repurchased 1,938,324 shares during 2024 and 763,000 shares during 2023. As of February 1, 2025, there were 3,666,055 shares authorized to be repurchased under the 2022 Program. Our repurchases of common stock are limited under our debt agreements. Subsequent to our 2024 year-end, the Company has repurchased 150,000 shares at an aggregate price of $2.6 million.

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

Our fiscal year ends on the Saturday nearest to each January 31.  Accordingly, share prices are as of the last business day in each fiscal year.  The graph assumes that the value of the investment in our common stock and each index was $100 at February 1, 2020.  The graph also assumes that all dividends were reinvested and that investments were held through February 1, 2025.  These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Comparison of 5 Year Cumulative Total Return*
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
02/01/2020
01/30/2021
01/29/2022
01/28/2023
02/03/2024
02/01/2025
Caleres, Inc.
Peer Group
S&P SmallCap 600

*$100 invested on February 1, 2020 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025
Caleres, Inc.	$100.00	$89.92	$139.11	$153.21	$196.95	$114.03
Peer Group	100.00	92.59	108.80	102.94	112.71	143.46
S&P© SmallCap 600 Stock Index	100.00	123.18	133.42	133.11	138.39	160.08

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

Famous Footwear

Famous Footwear, which is one of America’s leading family–branded footwear retailers, was founded on a simple idea: that everyone deserves to feel the joy that comes from a new pair of shoes. Our Famous Footwear segment includes 846 Famous Footwear stores, famousfootwear.com and famousfootwear.ca in Canada.  This national footprint of mostly off-mall store locations is convenient for Famous Footwear’s target consumer, the millennial family.  We seek to meet the needs of that millennial family and others by providing an assortment of trend-right, brand-name fashion, casual and athletic footwear at a great price.

During 2024, we continued to execute on our three-pronged strategy, which concentrates on merchandising, marketing and consumer experience.  We remained focused on increasing the opportunity between Famous Footwear and the brands within our Brand Portfolio segment, such as Dr. Scholl’s Shoes, LifeStride, Naturalizer and Blowfish Malibu, among others.  Vertical integration provides Famous Footwear with greater access to fashion products from brands that resonate with its consumer, as well as greater ability to be flexible with trends and offer better profit potential.  We also have focused on offering the consumer a balanced assortment of fashion and athletic styles from well-known brands.  We continued to tightly manage our inventory levels in 2024, reducing SKU counts and amplifying key product trends and items to drive sales volume.  As we work to evolve our product offerings, we are testing and adding new and emerging brands across various categories to meet the shifting preferences and behaviors of the consumer, which we believe may attract new Famous Footwear consumers while providing the current consumer with additional options.  We believe our kids category, which continues to grow, is a key competitive differentiator.  With the millennial mom as our target consumer, we believe her primary purchase motivation is her kids and will prioritize these purchases, even with macroeconomic pressures.  As a result, we are making the kids business a critical component of how our associates connect with our consumers, including ensuring every child finds the perfect fit.  Our investments in new and remodeled stores over the last few years have prioritized an elevated experience within our kids department.

We are leaning into our best brands from an inventory, marketing and store presence perspective.  In addition, we continue to invest in enhancing our in-store shopping experience to deliver a more engaging and inspiring experience across the omnichannel.  Our new FLAIR (Famous Localized and Immersive Retail) store concept has been successful at driving sales growth and we plan to continue to transform stores to this enhanced consumer shopping experience in 2025.  The FLAIR store concept highlights our leading assortment of trending brands and elevates those brands in an energetic and exciting manner.

Brand Portfolio

Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns.  The segment is comprised of the Sam Edelman, Vionic, Naturalizer, Allen Edmonds, Dr. Scholl’s Shoes, LifeStride, Franco Sarto, Blowfish Malibu, Rykä, Vince and Veronica Beard.  Through these brands, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace.  We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.  Our Brand Portfolio segment operates 60 retail stores in the United States for our Allen Edmonds and Sam Edelman brands.  This segment also includes our e-commerce businesses that sell our branded footwear.  We also operate a joint venture, which expands our international presence by distributing our Sam Edelman and Naturalizer brands through e-commerce sites, 54 retail stores in East Asia and 120 branded stores owned and operated by third parties through franchise agreements.

Known Trends Impacting Our Business

Macroeconomic Environment

Macroeconomic factors, including, among others, inflation, elevated interest rates, increased real estate costs, higher consumer debt levels and continuing fears of a recession, continued to impact consumer discretionary spending and our financial results during 2024.  In addition, the geopolitical landscape remains uncertain, with potential changes to international trade relations, tariffs and import regulations.  We continued to experience lighter consumer traffic in our retail stores during 2024, resulting in lower net sales.  While we believe that the structural changes we’ve implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends may continue to adversely impact our financial results in the future.  We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Liquidity

Our liquidity position remains strong, with $29.6 million in cash and cash equivalents and excess availability on our revolving credit agreement of $272.3 million as of February 1, 2025. During 2024, borrowings on our revolving credit agreement increased by $37.5 million to $219.5 million, primarily driven by $65.0 million of common stock repurchases under our share repurchase programs.  During 2025, we will continue to evaluate our capital allocation priorities in light of business performance and market conditions.

Recent Development

In February 2025, we signed a definitive agreement to acquire Stuart Weitzman from Tapestry, Inc. for $105 million, subject to customary adjustments.  Stuart Weitzman has been an iconic global luxury women’s footwear brand for over 35 years.  The acquisition of Stuart Weitzman advances our strategic agenda to grow our Brand Portfolio segment with more global and direct-to-consumer reach.  The acquisition, which is expected to close in the summer of 2025, will be funded through our revolving credit agreement.

Financial Highlights

The following is a summary of the financial highlights for 2024 and 2023:

($ millions, except per share amounts)	2024	2023	Change (1)
Consolidated net sales	$2,722.7	$2,817.3	($94.6)	(3.4)%
Famous Footwear segment net sales	$1,556.5	$1,609.4	($52.9)	(3.3)%
Famous Footwear comparable sales % change	(1.3)%	(6.3)%	n/m	n/m
Brand Portfolio segment net sales	$1,226.0	$1,270.9	($44.9)	(3.5)%
Gross profit	$1,222.0	$1,263.0	($41.0)	(3.2)%
Gross margin	44.9%	44.8%	n/m	6 bps
Operating earnings	$149.9	$194.5	($44.6)	(22.9)%
Diluted earnings per share	$3.09	$4.80	($1.71)	(35.6)%
(1)	n/m – not meaningful

The following items should be considered in evaluating the comparability of our 2024 and 2023 results:

●	Restructuring costs - During 2024, we incurred costs of $9.9 million ($7.3 million on an after-tax basis, or $0.21 per diluted share) for restructuring. The costs were primarily for the exit of our Naturalizer domestic retail store operations, severance and pension settlement costs associated with the acceptance of a lump sum buyout offer for the domestic pension plan. Of the $7.2 million in charges presented in restructuring and other special charges on the consolidated statements of earnings in 2024, $6.4 million is reflected in the Brand Portfolio segment, $0.6 million is reflected in the Famous Footwear segment and $0.2 million is reflected within the Eliminations and Other category. The remaining $2.7 million of restructuring costs related to the pension settlement are presented in other (expense) income, net, and reflected in the Eliminations and Other category. Refer to Note 4 to the consolidated financial statements for further discussion of these costs.

●	Impact of the 53rd week – Our accounting period is based upon a traditional retail calendar, which ends on the Saturday nearest January 31. Periodically, this results in a fiscal year that includes 53 weeks. Our 2023 fiscal year included 53 weeks, while both our 2024 and 2022 fiscal years had only 52 weeks. The difference in the number of weeks included in our fiscal years can affect annual comparisons. The inclusion of the 53rd week in 2023 resulted in an increase to our consolidated net sales of approximately $25 million and had an immaterial impact on net earnings.
●	Deferred tax valuation allowances – As a result of the significant loss before income taxes in 2020 driven by the impairment of goodwill and intangible assets during the pandemic, we entered into a three-year cumulative loss position for federal, state and certain international jurisdictions. At that time, we increased our valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of our deferred tax assets in those jurisdictions. Due to stronger earnings in 2022 and 2023, the Company is no longer in a cumulative three-year loss position. Accordingly, the Company released valuation allowances on certain deferred tax assets totaling $26.7 million ($0.75 per diluted share) in 2023.
●	Expense reduction initiatives –During 2023, we incurred costs of approximately $6.1 million ($4.5 million on an after-tax basis, or $0.13 per diluted share) associated with expense reduction initiatives. Refer to Note 4 to the consolidated financial statements for further discussion of these initiatives.

Financial Outlook

While 2024 was a disappointing year relative to our initial expectations, we made meaningful progress in advancing our strategic priorities and positioning our brands for sustainable growth. During 2025, we will focus on improving sales trends and delivering on our financial targets.  We will continue our strategic investment spending while staying disciplined on overall expense levels, and we will remain nimble with product strategies and sourcing to maximize our wins and minimize the impact of tariffs.  We believe we are well-positioned to manage additional tariffs through a combination of factory negotiations, selective price increases and modest gross margin pressure.  Our acquisition of Stuart Weitzman is expected to close in the summer of 2025 and will be a pivotal milestone for us as we have expanded our exposure in contemporary footwear and premium price points.

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

Comparison of Financial Results

The following sections discuss the consolidated and segment results of our operations for the year ended February 1, 2025 compared to the year ended February 3, 2024.  For a discussion of the results for the year ended February 3, 2024 compared to the year ended January 28, 2023, refer to Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 3, 2024.

CONSOLIDATED RESULTS

	2024		2023		2022

		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,722.7	100.0%	$2,817.3	100.0%	$2,968.1	100.0%
Cost of goods sold	1,500.7	55.1%	1,554.3	55.2%	1,683.2	56.7%
Gross profit	1,222.0	44.9%	1,263.0	44.8%	1,284.9	43.3%
Selling and administrative expenses	1,065.0	39.1%	1,062.4	37.7%	1,067.7	36.0%
Restructuring and other special charges, net	7.1	0.3%	6.1	0.2%	2.9	0.1%
Operating earnings	149.9	5.5%	194.5	6.9%	214.3	7.2%
Interest expense, net	(14.0)	(0.5)%	(19.4)	(0.7)%	(14.3)	(0.5)%
Other (expense) income, net	(0.7)	0.0%	6.2	0.2%	13.0	0.5%
Earnings before income taxes	135.2	5.0%	181.3	6.4%	213.0	7.2%
Income tax provision	(29.1)	(1.1)%	(9.5)	(0.3)%	(33.3)	(1.1)%
Net earnings	106.1	3.9%	171.8	6.1%	179.7	6.1%
Net (loss) earnings attributable to noncontrolling interests	(1.2)	0.0%	0.4	0.0%	(2.0)	(0.0)%
Net earnings attributable to Caleres, Inc.	$107.3	3.9%	$171.4	6.1%	$181.7	6.1%

Net Sales

Net sales decreased $94.6 million, or 3.4%, to $2,722.7 million in 2024, compared to $2,817.3 million last year, reflecting soft consumer demand and the impact of the 53rd week in 2023.  Net sales for our Famous Footwear segment decreased $52.9 million, or 3.3%, compared to 2023 net sales.  Net sales for our Brand Portfolio segment decreased $44.9 million, or 3.5%, compared to 2023.  The 53rd week in 2023 contributed approximately $25 million to our 2023 consolidated net sales, including $18.2 million in our Famous Footwear segment and $6.8 million in our Brand Portfolio segment.  On a consolidated basis, our direct-to-consumer sales represented approximately 72% of total net sales for both 2024 and 2023.

Gross Profit

Gross profit decreased $41.0 million, or 3.2%, to $1,222.0 million in 2024, compared to $1,263.0 million in 2023, primarily driven by lower net sales.  As a percentage of net sales, our gross profit rate increased slightly to 44.9% in 2024, compared to 44.8% in 2023, primarily due to a higher gross margin rate at our Brand Portfolio segment.  The gross margin at Brand Portfolio benefitted from higher merchandise margins and a higher mix of retail sales, including e-commerce sales from our owned brands and sales from our branded retail stores, both of which have higher gross margins than our wholesale sales.  These increases were partially offset by a decrease in the gross margin rate at our Famous Footwear segment driven by higher levels of promotional activity and clearance sales.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $2.6 million, or 0.2%, to $1,065.0 million in 2024, compared to $1,062.4 million last year.  The increase is primarily due to higher salary and benefit expenses, marketing expenses, information technology and consulting expense associated with the implementation of our cloud-based ERP platform, and facilities costs, partially offset by lower expenses for our cash and share-based incentive compensation and incremental expenses associated with the 53rd week in 2023.  As a percentage of net sales, selling and administrative expenses increased to 39.1% in 2024, from 37.7% last year, reflecting deleveraging of expenses on lower net sales.

Restructuring and Other Special Charges, Net

During 2024, we incurred restructuring costs of $7.1 million ($5.3 million on an after-tax basis, or $0.15 per diluted share).  The costs were primarily for the exit of the Naturalizer retail store operations and other restructuring costs, mainly severance.  During 2023, we incurred restructuring and other special charges of $6.1 million ($4.5 million on an after-tax basis, or $0.13 per diluted share) associated with our expense reduction initiatives.  Refer to further discussion of these charges in the Financial Highlights section above and Note 4 to the consolidated financial statements.

Operating Earnings

Operating earnings decreased $44.6 million to $149.9 million in 2024, compared to $194.5 million last year, reflecting the factors described above.  As a percentage of net sales, operating earnings were 5.5% in 2024, compared 6.9% in 2023.

Interest Expense, Net

Interest expense, net decreased $5.4 million, or 27.8%, to $14.0 million in 2024, compared to $19.4 million last year, reflecting lower average borrowings and a lower weighted-average interest rate on our revolving credit facility.  Refer to Note 11 to the consolidated financial statements for additional information related to our borrowings.

Other (Expense) Income, Net

Other expense was $0.7 million in 2024, compared to other income of $6.2 million in 2023.  During the fourth quarter of 2024, we incurred a pension settlement charge of $2.7 million associated with a lump sum buyout for certain participants in the domestic pension plan.  In addition, we incurred higher amortization of the actuarial loss related to our pension plans in 2024.  Refer to Note 5 to the consolidated financial statements for additional information related to our retirement plans.  The net pension income in 2024 was offset by non-operating expenses associated with logistics services provided to a third party, which the Company began providing in the second half of 2023.

Income Tax Provision

Our consolidated effective tax rate was 21.5% in 2024, compared to 5.2% in 2023.  Our lower tax rate for 2023 primarily reflected the release of $26.7 million of valuation allowances recorded for certain deferred tax assets.  As a result of the significant loss before income taxes in 2020 driven by the impairment of goodwill and intangible assets during the pandemic, we entered into a three-year cumulative loss position for federal, state and certain international jurisdictions.  At that time, we increased our valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of our deferred tax assets in those jurisdictions.  Due to stronger earnings in 2022 and 2023, the Company was no longer in a cumulative three-year loss position.  Accordingly, the Company released valuation allowances on certain deferred tax assets totaling $26.7 million ($0.75 per diluted share) in 2023.

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

Net Earnings Attributable to Caleres, Inc.

Consolidated net earnings attributable to Caleres, Inc. were $107.3 million in 2024, compared to $171.4 million last year, reflecting the factors described above.

Geographic Results

We have both domestic and international operations.  Domestic operations include the nationwide operation of our Famous Footwear and other branded retail footwear stores, the wholesale distribution of footwear to numerous retail consumers and the operation of our domestic e-commerce websites.  International operations primarily consist of wholesale operations in East Asia, Canada and Europe, retail operations in Canada and East Asia and the operation of our international e-commerce websites.  In addition, we license certain of our trade names to third parties who distribute and/or operate retail locations internationally.  The operations in East Asia include first-cost transactions, where footwear is sold at international ports to customers who then import the footwear into the United States and other countries.  The breakdown of domestic and international net sales and earnings before income taxes is as follows:

	2024		2023		2022

		Earnings Before		Earnings Before		Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,532.7	$84.8	$2,624.5	$132.5	$2,763.9	$168.0
International	190.0	50.4	192.8	48.8	204.2	45.0
	$2,722.7	$135.2	$2,817.3	$181.3	$2,968.1	$213.0

As a percentage of sales, the pre-tax profitability on international sales is higher than on domestic sales because of a lower cost structure and the inclusion of the unallocated corporate administrative and other costs within domestic earnings.

FAMOUS FOOTWEAR

	2024		2023		2022
		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Net sales	$1,556.5	100.0%	$1,609.4	100.0%	$1,705.1	100.0%
Cost of goods sold	869.9	55.9%	889.9	55.3%	916.1	53.7%
Gross profit	686.6	44.1%	719.5	44.7%	789.0	46.3%
Selling and administrative expenses	598.9	38.5%	594.3	36.9%	593.2	34.8%
Restructuring and other special charges, net	0.6	0.0%	1.4	0.1%	—	—%
Operating earnings	$87.1	5.6%	$123.8	7.7%	$195.8	11.5%

Key Metrics
Comparable sales % change	(1.3)%		(6.3)%		(1.8)%
Comparable sales $ change	$(20.5)		$(106.4)		$(30.1)
Sales change from 53rd week	$(18.2)		$18.2		$—
Sales change from new and closed stores, net	$(13.5)		$(6.3)		$(11.7)
Impact of changes in Canadian exchange rate on sales	$(0.7)		$(1.2)		$(1.4)

Sales per square foot, excluding e-commerce (trailing twelve months)	$238		$246		$252
Square footage (thousand sq. ft.)	5,566		5,661		5,749

Stores opened	15		9		6
Stores closed	29		22		27
Ending stores	846		860		873

Net Sales

Net sales decreased $52.9 million, or 3.3%, to $1,556.5 million in 2024, compared to $1,609.4 million last year, reflecting soft consumer demand and the impact of the 53rd week in 2023, which contributed $18.2 million to our 2023 net sales.  Comparable sales decreased 1.3% in 2024 driven by a decline in consumer traffic in our retail stores.  Despite the challenging retail environment, we experienced growth in our e-commerce business and higher penetration of this channel in 2024.  Our e-commerce penetration in 2024 grew to 14% of net sales, from 13% last year. Our kids category, which is a key differentiator for Famous Footwear, continued to outperform our other categories, while our boots category was weaker.  We remain focused on maximizing the vertical integration opportunity between the Brand Portfolio and Famous Footwear segments, with Dr. Scholl’s Shoes, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands in 2024. During 2024, we closed 14 stores on a net basis as we continued to focus on optimizing our store base.  During 2024, we converted 12 stores to the new FLAIR (Famous Localized and Immersive Retail) concept, and these stores continue to outperform our traditionally designed retail stores.  In addition, we opened our first new store with the FLAIR concept in the fourth quarter of 2024.  We ended the year with a total of 34 FLAIR stores and anticipate investing in more store conversions in 2025.

Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 75% of net sales to loyalty program members in 2024, compared to 77% in 2023.

Gross Profit

Gross profit decreased $32.9 million, or 4.6%, to $686.6 million in 2024, compared to $719.5 million last year, primarily driven by lower net sales.  As a percentage of net sales, our gross profit rate decreased to 44.1% in 2024, compared to 44.7% in 2023 as a result of higher levels of promotional activity and clearance sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.6 million, or 0.8%, to $598.9 million during 2024, compared to $594.3 million last year.  The increase primarily reflects higher facilities costs, including depreciation expense associated with the investments in the FLAIR store concept, and higher salary and benefits expenses, partially offset by lower marketing expenses.  As a percentage of net sales, selling and administrative expenses increased to 38.5% in 2024 from 36.9% last year, reflecting the deleveraging of expenses on lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.6 million were incurred for severance costs during 2024.  Restructuring and other special charges of $1.4 million were recorded during 2023 for expenses associated with expense reduction initiatives, primarily severance.  Refer to Note 4 to the consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased $36.7 million to $87.1 million for 2024, compared to $123.8 million last year, primarily reflecting lower net sales and gross profit, as described above.  As a percentage of net sales, operating earnings were 5.6% for 2024, compared to 7.7% last year.

BRAND PORTFOLIO

	2024		2023		2022
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,226.0	100.0%	$1,270.9	100.0%	$1,322.8	100.0%
Cost of goods sold	689.7	56.3%	724.9	57.0%	825.5	62.4%
Gross profit	$536.3	43.7%	$546.0	43.0%	$497.3	37.6%
Selling and administrative expenses	407.9	33.2%	397.9	31.4%	385.0	29.1%
Restructuring and other special charges, net	6.3	0.5%	2.6	0.2%	—	—%
Operating earnings	$122.1	10.0%	$145.5	11.4%	$112.3	8.5%

Key Metrics
Direct-to-consumer (% of net sales) (1)	34%		34%		32%
Change in wholesale net sales ($)	$(43.8)		$(67.6)		$206.6
Change in retail net sales ($)	$5.7		$8.9		$35.2
Sales change from 53rd week	$(6.8)		$6.8		$—
Unfilled order position at end of period	$260.2		$234.5		$284.6

Company-Operated Stores:
North America
Stores opened	4		4		2
Stores closed	6		5		9
Ending stores - North America	60		62		63
East Asia
Ending stores - East Asia	54		36		29
Total Company-Operated Stores	114		98		92

International franchise locations	120		107		79
Total	234		205		171

(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites, and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales decreased $44.9 million, or 3.5%, to $1,226.0 million in 2024, compared to $1,270.9 million last year, driven by lower wholesale sales.  The decrease in sales reflects softer demand associated with the challenging macroeconomic environment, as well as the impact of operational disruptions in the second quarter of 2024 related to the launch of our new cloud-based ERP system, primarily while our e-commerce and drop-ship platforms were either offline or ramping up after the launch.  In addition, the 53rd week in 2023 contributed $6.8 million to net sales last year.

We closed six stores and opened four stores in the United States and expanded our retail store presence in East Asia by opening 20 stores and closing two stores, resulting in a total of 60 stores in the United States and 54 stores in East Asia at the end of 2024.  There were also 120 international branded stores owned and operated by third parties through franchise agreements at the end of 2024, compared to 107 international branded stores at the end of 2023.

The unfilled order position for our wholesale business increased $25.7 million to $260.2 million at the end of 2024, compared to $234.5 million at the end of last year.

Gross Profit

Gross profit decreased $9.7 million, or 1.8%, to $536.3 million in 2024, compared to $546.0 million last year.  As a percentage of sales, our gross profit rate increased to 43.7% in 2024, compared to 43.0% last year, reflecting higher merchandise margins and a higher mix of retail sales, including e-commerce sales from our owned brands and sales from our branded retail stores, both of which have higher gross margins than our wholesale sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $10.0 million, or 2.5%, to $407.9 during 2024, compared to $397.9 million last year.  The increase was driven by higher salary and benefits, higher marketing expenses and higher distribution expenses.  As a percentage of net sales, selling and administrative expenses increased to 33.2% in 2024 from 31.4% last year, reflecting deleveraging of expenses over a lower net sales base.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $6.3 million were incurred during 2024.  The costs were primarily associated with the exit of our Naturalizer retail store operations and severance.  Restructuring and other special charges of $2.6 million were recorded during 2023 for expenses associated with our expense reduction initiatives, primarily severance and other costs to integrate the Blowfish Malibu office, showroom and information systems into the St. Louis infrastructure.  Refer to Note 4 to the consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased $23.4 million to $122.1 million in 2024, compared to $145.5 million last year, as a result of the factors described above.  As a percentage of net sales, operating earnings were 10.0% in 2024, compared to 11.4% last year.

ELIMINATIONS AND OTHER

	2024		2023		2022
		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$(59.7)	100.0%	$(63.0)	100.0%	$(59.7)	100.0%
Cost of goods sold	(58.8)	98.5%	(60.4)	95.9%	(58.3)	97.7%
Gross profit	$(0.9)	1.5%	$(2.6)	4.1%	$(1.4)	2.3%
Selling and administrative expenses	58.2	(97.7)%	70.1	(111.4)%	89.6	(149.9)%
Restructuring and other special charges, net	0.2	(0.1)%	2.1	(3.4)%	2.9	(4.9)%
Operating loss	$(59.3)	99.3%	$(74.8)	118.9%	$(93.9)	157.1%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $59.7 million for 2024 is $3.3 million, or 5.1%, lower than in 2023, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $11.9 million, or 16.9%, to $58.2 million in 2024, compared to $70.1 million last year.  The decrease primarily reflects lower anticipated payments under our cash and share-based incentive compensation plans and other employee benefits.

Restructuring and other special charges of $0.2 million in 2024 were associated with severance.  Restructuring and other special charges of $2.1 million in 2023 were associated with expense reduction initiatives, primarily severance, at our corporate headquarters.  Refer to Note 4 to the consolidated financial statements for additional information related to these charges.

RESTRUCTURING AND OTHER INITIATIVES

Refer to the Financial Highlights section above and Note 4 to the consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Our borrowings under the revolving credit agreement increased $37.5 million to $219.5 million at the end of 2024, compared to $182.0 million at the end of last year.  We used our revolving credit facility to repurchase $65.5 million of shares of our common stock under our share repurchase program.  This increase was partially offset by cash generated from our operations in 2024.  Net interest expense in 2024 was $14.0 million, compared to $19.4 million in 2023.  The decrease in net interest expense in 2024 reflects lower average borrowings and a lower weighted-average interest rate on our revolving credit facility.

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

At February 1, 2025, we had $219.5 million of borrowings and $8.2 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $272.3 million at February 1, 2025.  We were in compliance with all covenants and restrictions under the Credit Agreement as of February 1, 2025.

Working Capital and Cash Flow

	February 1, 2025	February 3, 2024
Working capital ($ millions) (1)	$78.6	$46.0
Current ratio (2)	1.10:1	1.06:1
Debt-to-capital ratio (3)	26.6%	24.3%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	Debt-to-capital has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at February 1, 2025 was $78.6 million, which was $32.6 million higher than at February 3, 2024.  The increase in working capital from 2023 primarily reflects higher inventory and trade accounts receivable and lower trade accounts payable, partially offset by higher borrowings under our revolving credit agreement and higher lease obligations.  Our current ratio was 1.10 to 1 at February 1, 2025, compared to 1.06 to 1 at February 3, 2024.  Our debt-to-capital ratio was 26.6% as of February 1, 2025, compared to 24.3% at February 3, 2024, primarily reflecting higher borrowings under our revolving credit agreement in 2024.

			(Decrease) Increase
($ millions)	2024	2023	in Cash Equivalents
Net cash provided by operating activities	$104.6	$200.2	$(95.6)
Net cash used for investing activities	(51.7)	(49.6)	(2.1)
Net cash used for financing activities	(44.5)	(163.0)	118.5
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	(0.2)
Increase (decrease) in cash and cash equivalents	$8.3	$(12.3)	$20.6

Cash provided by operating activities was $95.6 million lower in 2024 than last year, reflecting the following factors:

●	Lower earnings in 2024 compared to last year, primarily driven by lower consumer demand;
●	An increase in inventory in 2024 compared to a decrease in 2023;
●	A decrease in trade accounts payable in 2024 compared to an increase last year; partially offset by
●	A smaller decrease in accrued expenses and other liabilities in 2024 compared to 2023; and
●	An increase in deferred income taxes in 2024, compared to a decrease last year.

Cash used for investing activities was $2.1 million higher in 2024 than last year, reflecting higher capital expenditures.  In 2025, we expect our purchases of property and equipment and capitalized software to be between $50 million and $55 million.

Cash used for financing activities was $118.5 million higher in 2024 than last year, primarily due to net borrowings on our revolving credit agreement of $37.5 million in 2024, compared to net repayments on our revolving credit agreement of $125.5 million in 2023.  This increase was partially offset by a $48.1 million increase in repurchases of common stock under our share repurchase programs during 2024.

We paid dividends of $0.28 per share in each of 2024, 2023 and 2022. The 2024 dividends marked the 102nd year of consecutive quarterly dividends.  On March 14, 2025, the Board of Directors declared a quarterly dividend of $0.07 per share, payable on April 11, 2025, to shareholders of record on March 27, 2025.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

As of February 1, 2025, we had various contractual or other obligations, including the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Borrowings under Credit Agreement (1)	$219.5	$219.5	$—	$—	$—
Operating lease commitments, including imputed interest (2)	700.6	188.4	251.6	129.7	130.9
Purchase obligations (3)	606.6	580.0	20.4	2.7	3.5
Transition tax (4)	2.5	—	2.5	—	—
Other (5)	16.8	9.5	1.6	1.6	4.1
Total	$1,546.0	$997.4	$276.1	$134.0	$138.5

(1)	Refer to further discussion in Note 11 to the consolidated financial statements.
(2)	The majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the minimum rent obligations, irrespective of our ability to reduce or terminate rental payments in the future. Refer to Note 12 to the consolidated financial statements.
(3)	Purchase obligations include agreements to purchase assets, goods or services that specify all significant terms, including quantity and price provision.
(4)	One-time transition tax for the mandatory deemed repatriation of cumulative international earnings related to income tax reform.
(5)	Includes obligations of our supplemental executive retirement plan and other postretirement benefits, as discussed in Note 5 to the consolidated financial statements.

We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements.  Our most significant policies requiring the use of estimates and judgments are described below.

Inventories

Inventories are one of our most significant assets, representing approximately 30% of total assets at the end of 2024.  We value our inventories at the lower of cost or market for approximately 86% of our consolidated inventories, which represents the divisions using the LIFO cost method. For the remaining portion, our inventories are valued at the lower of cost or net realizable value. For inventory valued at LIFO, we regularly review the inventory for excess, obsolete or impaired inventory and write it down to the lower of cost or market. We apply judgment in determining the market value of inventory, which requires an estimate of net realizable value, including current and expected selling prices, costs to sell and normal gross profit rates. The method used to determine market value varies by business division, based on the unique operating models. At our Famous Footwear segment and certain operations within our Brand Portfolio segment, market value is determined based on net realizable value less an estimate of expected costs to be incurred to sell the product. Accordingly, we record markdowns when it becomes evident that inventory items will be sold at prices below cost. As a result, gross profit rates at our Famous Footwear segment and, to a lesser extent, our Brand Portfolio segment are lower than the initial markup during periods when permanent price reductions are taken to clear product.  For the majority of our Brand Portfolio segment, we determine market value based upon the net realizable value of inventory less a normal gross profit rate.  We believe these policies reflect the difference in operating models between our Famous Footwear segment and our Brand Portfolio segment.  Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories.  The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

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

During 2020, we entered into a three-year cumulative loss position driven by the significant loss before income taxes.  At that time, we increased our valuation allowances on deferred tax assets to $50.0 million, reflecting the uncertainty regarding the utilization of our deferred tax assets in those jurisdictions.  Due to stronger earnings in 2022 and 2023, the Company was no longer in a cumulative three-year loss position as of February 3, 2024.  Accordingly, we released valuation allowances on certain deferred tax assets totaling $17.4 million in 2022 and $26.7 million in 2023.  During 2024, we released valuation allowances totaling $3.7 million. As of February 1, 2025, we have valuation allowances totaling $3.4 million, reflecting the uncertainty regarding the utilization of net operating loss carryforwards.

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

INTEREST RATES

Our financing arrangements as of February 1, 2025 include outstanding variable-rate debt under the Credit Agreement.  Changes in interest rates impact fixed and variable rate debt differently.  For fixed-rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable-rate debt will impact interest expense and cash flows.  Refer to Note 11 to the consolidated financial statements for further discussion of our Credit Agreement.

Information appearing under the caption Fair Value Measurements in Note 13 to the consolidated financial statements is incorporated herein by reference.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of February 1, 2025. The effectiveness of our internal control over financial reporting as of February 1, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Caleres, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Caleres, Inc.’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Caleres, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2025 and February 3, 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a), and our report dated April 1, 2025 expressed an unqualified opinion thereon.

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

April 1, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Caleres, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of February 1, 2025 and February 3, 2024, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended February 1, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 1, 2025 expressed an unqualified opinion thereon.

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

Inventory Markdown Reserves
Description of the Matter

As described in Note 1 and Note 8, the Company had inventories of $565.2 million as of February 1, 2025 which included finished goods of $550.2 million, net of related markdown reserves of $17.7 million. The Company provides markdown reserves to reduce the carrying values of inventories. In determining markdown reserves, the Company considers recent and forecasted sales prices, the length of time the product is held in inventory, quantities of various product styles contained in inventory as well as demand, among other factors.

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

St. Louis, Missouri

April 1, 2025

Consolidated Balance Sheets

($ thousands)	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$29,636	$21,358
Receivables, net of allowances of $25,990 in 2024 and $30,317 in 2023	155,905	140,400
Inventories, net of adjustment to last-in, first-out cost of $10,878 in 2024 and $10,254 in 2023	565,241	540,674
Income taxes	13,668	14,215
Property and equipment, held for sale	16,777	16,777
Prepaid expenses and other current assets	55,282	55,485
Total current assets	836,509	788,909

Prepaid pension costs	78,463	74,951
Lease right-of-use assets	564,330	528,029
Property and equipment, net	175,213	167,583
Deferred income taxes	4,826	4,401
Goodwill and intangible assets, net	192,274	203,310
Other assets	43,139	37,563
Total assets	$1,894,754	$1,804,746

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$219,500	$182,000
Trade accounts payable	237,038	251,912
Employee compensation and benefits	56,284	70,316
Income taxes	6,425	11,222
Lease obligations	127,522	112,764
Other accrued expenses	111,164	114,742
Total current liabilities	757,933	742,956
Other liabilities:
Noncurrent lease obligations	479,524	453,097
Income taxes	2,464	2,464
Deferred income taxes	31,772	11,536
Other liabilities	17,112	27,123
Total other liabilities	530,872	494,220
Equity:
Common stock, $0.01 par value, 33,631,764 and 35,490,019 shares outstanding in 2024 and 2023, respectively	336	355
Additional paid-in capital	190,320	184,451
Accumulated other comprehensive loss	(34,022)	(34,504)
Retained earnings	442,390	410,329
Total Caleres, Inc. shareholders’ equity	599,024	560,631
Noncontrolling interests	6,925	6,939
Total equity	605,949	567,570
Total liabilities and equity	$1,894,754	$1,804,746

See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2024	2023	2022
Net sales	$2,722,683	$2,817,294	$2,968,138
Cost of goods sold	1,500,641	1,554,337	1,683,265
Gross profit	1,222,042	1,262,957	1,284,873
Selling and administrative expenses	1,065,019	1,062,399	1,067,636
Restructuring and other special charges, net	7,167	6,103	2,910
Operating earnings	149,856	194,455	214,327
Interest expense, net	(13,957)	(19,343)	(14,264)
Other (expense) income, net	(741)	6,210	12,971
Earnings before income taxes	135,158	181,322	213,034
Income tax provision	(29,061)	(9,490)	(33,339)
Net earnings	106,097	171,832	179,695
Net (loss) earnings attributable to noncontrolling interests	(1,158)	441	(2,047)
Net earnings attributable to Caleres, Inc.	107,255	171,391	181,742

Basic earnings per common share attributable to Caleres, Inc. shareholders	$3.10	$4.80	$4.98

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$3.09	$4.80	$4.92

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

($ thousands)	2024	2023	2022
Net earnings	$106,097	$171,832	$179,695
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(5,547)	183	(907)
Pension and other postretirement benefits adjustments	5,173	(7,869)	(17,719)
Other comprehensive loss, net of tax	(374)	(7,686)	(18,626)
Comprehensive income	105,723	164,146	161,069
Comprehensive (loss) income attributable to noncontrolling interests	(2,014)	509	(2,529)
Comprehensive income attributable to Caleres, Inc.	$107,737	$163,637	$163,598

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2024	2023	2022
Operating Activities
Net earnings	$106,097	$171,832	$179,695
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	40,245	36,172	32,449
Amortization of capitalized software	5,147	5,026	4,451
Amortization of intangible assets	11,036	12,082	12,111
Amortization of debt issuance costs and debt discount	407	407	407
Share-based compensation expense	15,145	14,804	17,311
Loss on disposal of property and equipment	421	1,353	1,369
Impairment charges for property, equipment, and lease right-of-use assets	1,864	749	1,803
Adjustment to expected credit losses	(815)	1,018	(262)
Deferred income taxes	19,811	(11,866)	4,270
Changes in operating assets and liabilities:
Receivables	(15,614)	(8,494)	(10,302)
Inventories	(23,289)	39,495	16,242
Prepaid expenses and other current and noncurrent assets	(6,744)	(15,285)	(1,971)
Trade accounts payable	(14,356)	22,038	(101,450)
Accrued expenses and other liabilities	(28,889)	(70,974)	(34,590)
Income taxes, net	(4,250)	1,562	5,896
Other, net	(1,654)	232	(1,550)
Net cash provided by operating activities	104,562	200,151	125,879

Investing Activities
Purchases of property and equipment	(49,147)	(44,584)	(55,913)
Capitalized software	(2,539)	(5,034)	(8,124)
Net cash used for investing activities	(51,686)	(49,618)	(64,037)

Financing Activities
Borrowings under revolving credit agreement	639,868	532,500	859,500
Repayments under revolving credit agreement	(602,368)	(658,000)	(842,000)
Dividends paid	(9,694)	(9,954)	(10,184)
Acquisition of treasury stock	(65,039)	(17,445)	(63,225)
Issuance of common stock under share-based plans, net	(9,276)	(11,094)	(5,387)
Contributions by noncontrolling interests	2,000	1,000	3,142
Net cash used for financing activities	(44,509)	(162,993)	(58,154)
Effect of exchange rate changes on cash and cash equivalents	(89)	118	(103)
Increase (decrease) in cash and cash equivalents	8,278	(12,342)	3,585
Cash and cash equivalents at beginning of period	21,358	33,700	30,115
Cash and cash equivalents at end of period	$29,636	$21,358	$33,700

See notes to consolidated financial statements, including the supplemental disclosures on cash flows in Note 1.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other		Total
				Comprehensive		Caleres, Inc.	Non-
($ thousands, except number of shares	Common Stock		Additional	(Loss)	Retained	Shareholders’	controlling
and per share amounts)	Shares	Dollars	Paid-In Capital	Income	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 29, 2022	37,635,145	$376	$168,830	$(8,606)	$157,970	$318,570	$4,817	$323,387
Net earnings (loss)					181,742	181,742	(2,047)	179,695
Foreign currency translation adjustment				(425)		(425)	(482)	(907)
Pension and other postretirement benefits adjustments, net of tax of $6,145				(17,719)		(17,719)		(17,719)
Comprehensive (loss) income				(18,144)	181,742	163,598	(2,529)	161,069
Contributions by noncontrolling interests, net						—	3,142	3,142
Dividends ($0.28 per share)					(10,184)	(10,184)		(10,184)
Acquisition of treasury stock	(2,622,845)	(26)			(63,199)	(63,225)		(63,225)
Issuance of common stock under share-based plans, net	703,452	7	(5,394)			(5,387)		(5,387)
Share-based compensation expense			17,311			17,311		17,311
BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113
Net earnings					171,391	171,391	441	171,832
Foreign currency translation adjustment				115		115	68	183
Pension and other postretirement benefits adjustments, net of tax of $2,724				(7,869)		(7,869)		(7,869)
Comprehensive (loss) income				(7,754)	171,391	163,637	509	164,146
Contributions by noncontrolling interests, net						—	1,000	1,000
Dividends ($0.28 per share)					(9,954)	(9,954)		(9,954)
Acquisition of treasury stock	(763,000)	(8)			(17,437)	(17,445)		(17,445)
Issuance of common stock under share-based plans, net	537,267	6	(11,100)			(11,094)		(11,094)
Share-based compensation expense			14,804			14,804		14,804
BALANCE FEBRUARY 3, 2024	35,490,019	$355	$184,451	$(34,504)	$410,329	$560,631	$6,939	$567,570
Net earnings (loss)					107,255	107,255	(1,158)	106,097
Foreign currency translation adjustment				(4,691)		(4,691)	(856)	(5,547)
Pension and other postretirement benefits adjustments, net of tax of $1,796				5,173		5,173		5,173
Comprehensive income (loss)				482	107,255	107,737	(2,014)	105,723
Contributions by noncontrolling interests, net						—	2,000	2,000
Dividends ($0.28 per share)					(9,694)	(9,694)		(9,694)
Acquisition of treasury stock	(1,938,324)	(19)			(65,500)	(65,519)		(65,519)
Issuance of common stock under share-based plans, net	80,069	—	(9,276)			(9,276)		(9,276)
Share-based compensation expense			15,145			15,145		15,145
BALANCE FEBRUARY 1, 2025	33,631,764	$336	$190,320	$(34,022)	$442,390	$599,024	$6,925	$605,949

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Caleres, Inc., originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company. The Company’s shares are traded under the “CAL” symbol on the New York Stock Exchange.

The Company provides a broad offering of branded, licensed and private-label athletic, casual and dress footwear products to women, men and children. The footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. As of February 1, 2025, the Company operated 960 retail shoe stores in the United States, Canada, East Asia and Guam under the Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds names.  In addition, through its Brand Portfolio segment, the Company designs, sources, manufactures and markets footwear to retail stores domestically and internationally, including online retailers, national chains, department stores, independent retailers and mass merchandisers.  Refer to Note 2 to the consolidated financial statements for additional information regarding the Company’s revenue by category and Note 7 for discussion of the Company’s business segments.

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

Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates.  In 2019, the Company entered into a joint venture with Brand Investment Holding Limited ("Brand Investment Holding"), a member of the Gemkell Group, to sell branded footwear in China, including Sam Edelman, Naturalizer and other brands.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions ("CLT").  In 2024, capital contributions of $4.0 million were made to CLT, including $2.0 million received from Brand Investment Holding.  In 2023, capital contributions of $2.0 million were made to CLT, including $1.0 million received from Brand Investment Holding. As of February 1, 2025 and February 3, 2024, assets of CLT were $27.1 million and  $23.2 million, respectively, and liabilities were $13.2 million and $9.3 million, respectively.  Net sales of CLT were $29.8 million, $26.8 million and $16.9 million in 2024, 2023 and 2022, respectively.  Operating earnings of CLT were $0.5 million for 2023 and operating losses were $2.6 million and $2.7 million in 2024 and 2022, respectively.

The Company consolidates CLT into its consolidated financial statements on a one-month lag.  Net (loss) earnings  attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the consolidated financial statements.

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2024 and 2022, both of which included 52 weeks, ended on February 1, 2025 and January 28, 2023, respectively. Fiscal year 2023 included a 53-week period ending February 3, 2024.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions.  These receivables typically settle in five days or less.  Amounts due from the financial institutions for these transactions totaled $8.4 million and $9.3 million as of February 1, 2025 and February 3, 2024, respectively.  The Company had an immaterial amount of restricted cash as of February 1, 2025 and February 3, 2024.

Receivables

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The allowance for expected credit losses is adjusted for current conditions and reasonable and supportable forecasts.  The Company recorded adjustments to the provision for expected credit losses of $0.8 million and $0.3 million in 2024 in 2022, respectively, and recorded a provision for expected credit losses of $1.0 million in 2023.

Customer allowances represent reserves against the Company’s wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances.  The Company estimates the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of the Company’s major retail customers.  Product returns and customer deductions are estimated using historical experience and anticipated future trends.  Co-op advertising allowances are estimated based on customer agreements.  The Company recognized provisions for customer allowances of $25.0 million, $28.5 million and $27.6 million in 2024, 2023 and 2022, respectively.

Customer discounts represent reserves against the Company’s accounts receivable for discounts that wholesale customers may take based on meeting certain order, payment or return guidelines.  The Company estimates the reserves needed for customer discounts based upon customer net sales and terms of the respective agreements.  The Company recognized  provisions for customer discounts of $11.5 million, $9.9 million and $11.4 million in 2024, 2023 and 2022, respectively.

Inventories

The Company values inventories at the lower of cost or market for approximately 84% of consolidated inventories, which represents divisions using the last-in, first-out (“LIFO”) method.  For the remaining portion, the Company’s inventories are valued at the lower of cost or net realizable value.  For inventory valued at LIFO, the Company regularly reviews the inventory for excess, obsolete or impaired inventory, and writes it down to the lower of cost or market.  An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.  If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $10.9 million and $10.3 million higher at February 1, 2025 and February 3, 2024, respectively.  In 2024 and 2023, the Company recorded LIFO provisions of $0.6 million and $4.0 million, respectively, on certain inventories as a result of product cost inflation.  Refer to Note 8 to the consolidated financial statements for additional information related to inventories.

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

The determination of markdown reserves for the Brand Portfolio segment requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  In determining markdown reserves, management considers recent and forecasted sales prices, historical gross profit rates, the length of time the product is held in inventory and quantities of various product styles contained in inventory, as well as demand, among other factors.  The ultimate amount realized from the sale of certain products could differ from management estimates.  Markdown reserves were $17.7 million and $20.9 million as of February 1, 2025 and February 3, 2024, respectively.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold.  Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred.  Such warehousing and distribution costs totaled $114.3 million, $117.0 million and $121.0 million in 2024, 2023 and 2022, respectively.  Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred.  Such sourcing and procurement costs totaled $21.5 million, $22.0 million and $21.4 million in 2024, 2023 and 2022, respectively.

The Company performs physical inventory counts or cycle counts on all merchandise inventory on hand throughout the year and adjusts the recorded balance to reflect the results.  The Company records estimated shrinkage between physical inventory counts based on historical results.

Computer Software Costs

The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $13.6 million and $16.3 million of computer software costs as of February 1, 2025 and February 3, 2024, respectively, which are net of accumulated amortization of $76.8 million and $88.1 million as of the end of the respective periods.  In addition, other assets on the consolidated balance sheets include $24.8 million and $16.4 million for cloud computing arrangements (software-as-a-service contracts) and related implementation costs as of February 1, 2025 and February 3, 2024, respectively, which are net of accumulated amortization of $9.4 million and $6.7 million as of the end of the respective periods.  These balances include capitalized costs associated with the Company’s implementation of its cloud-based ERP in 2024.

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

Capitalized Interest

Interest costs for major asset additions are capitalized during the construction or development period and amortized over the lives of the related assets.  The Company capitalized interest of $0.4 and $0.3 million in 2024 and 2023, respectively, related to the implementation of its cloud-based ERP.

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

Self-Insurance Reserves

The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others.  Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions.  The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends.  Based on available information as of February 1, 2025, the Company believes it has provided adequate reserves for its self-insurance exposure.  As of February 1, 2025 and February 3, 2024, self-insurance reserves were $9.4 million and $10.4 million, respectively.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financing institutions.  The liabilities for the suppliers that participate in the Program are presented within accounts payable in the Company’s consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of February 1, 2025 and February 3, 2024, the Company had $22.0 million and $13.0 million, respectively, of accounts payable subject to the Program arrangements.

The following table is a rollforward of the obligations confirmed under the Program for 2024 and 2023:

($ thousands)	February 1, 2025	February 3, 2024
Confirmed obligations outstanding at the beginning of the year	$12,955	$26,030
Invoices confirmed during the year	119,160	132,265
Confirmed invoices paid during the year	110,145	145,340
Confirmed obligations outstanding at the end of the year	$21,970	$12,955

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

Gift Cards

The Company sells gift cards to its customers in its retail stores, through its e-commerce sites and at other retailers. The Company’s gift cards do not have expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Gift card breakage is recognized during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern.  Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets.  The Company recognized gift card breakage of $0.8 million in both 2024 and 2023, and $1.1 million in 2022.

Loyalty Program

The Company maintains a loyalty program at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases.  Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear.  Savings certificates earned must be redeemed within stated expiration dates.  In addition to the savings certificates, the Company also offers exclusive member discounts.  The value of points and rewards earned by Famous Footwear’s loyalty program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates.  Approximately 75% and 77% of net sales in the Famous Footwear segment were made to its loyalty program members in  2024 and 2023, respectively.  In addition, loyalty programs have recently been launched for the Allen Edmonds and Naturalizer brands. As of February 1, 2025 and February 3, 2024, the Company had loyalty program liabilities totaling $7.8 million and $11.5 million, respectively, which are included in other accrued expenses on the consolidated balance sheets.  Of the $7.8 million loyalty program liability as of February 1, 2025, $6.6 million is reflected in the Famous Footwear segment and $1.2 million is reflected in the Brand Portfolio segment.  Of the $11.5 million loyalty program liability as of February 3, 2024, $10.0 million is reflected in the Famous Footwear segment and $1.5 million is reflected in the Brand Portfolio segment.

Store Impairment Charges

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use asset, indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded asset impairment charges, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores, of $1.9 million, $0.7 million and $1.8 million in 2024, 2023 and 2022, respectively.

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

Total advertising and marketing expense was $149.7 million, $145.7 million and $138.0 million in 2024, 2023 and 2022, respectively.  These costs were offset by co-op advertising allowances recovered by the Company’s retail business of  $5.8 million, $6.2 million and $6.0 million in 2024, 2023 and 2022, respectively.  Total costs of co-op advertising provided to wholesale customers that are reflected as a reduction of net sales were $19.4 million in 2024, $17.0 million in 2023 and $18.5 million in 2022.  Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $3.1 million and $7.0 million at February 1, 2025 and February 3, 2024, respectively.

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

Operating Leases

The Company leases all of its retail locations, a manufacturing facility and certain office locations, distribution centers and equipment under operating leases.  Approximately 32% of the leases entered into by the Company include options that allow the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.  In accordance with ASC Topic 842, Leases (“ASC 842”), lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The majority of the Company’s leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date, including implied traded debt yield and seniority adjustments, to determine the present value of future payments.  Lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are expensed as incurred.

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

Consolidated Statements of Cash Flows Supplemental Disclosures

The Company made payments for federal, state and international taxes, net of refunds, of $15.8 million, including $7.0 million for federal taxes, $6.5 million for international taxes and $2.3 million for state taxes in 2024.  The Company made payments for federal, state and international taxes, net of refunds, of $19.8 million, including  $9.2 million for international taxes and $5.3 million each for federal and state taxes in 2023.  During 2022, the Company made payments for federal, state and international taxes, net of refunds, of $17.4 million, including  $8.4 million for state taxes, $4.7 million for federal taxes and $4.3 million for international taxes.  Refer to Note 6 to the consolidated financial statements for further information regarding income taxes.

Cash payments of interest for the Company’s borrowings under the revolving credit agreement and long-term debt during 2024, 2023 and 2022 were $13.0 million, $19.7 million and $12.5 million, respectively.  Refer to Note 11 to the consolidated financial statements for further discussion regarding the Company’s financing arrangements.

Impact of Recently Adopted Accounting Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities – Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations.  The guidance requires qualitative and quantitative disclosures about supplier finance programs in annual financial statements, including key terms of the programs, amounts outstanding, balance sheet presentation and a rollforward of amounts outstanding during the year.  For interim periods, the ASU requires disclosure of total obligations outstanding that have been confirmed as valid.  The Company adopted the amendments on a retrospective basis during the first quarter of 2023, with the exception of the annual rollforward requirement, which was adopted during the fourth quarter of 2024.  Refer to the Supply Chain Financing section earlier in this footnote for additional information regarding the Company’s supplier finance program.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures by disclosing significant segment expenses that are regularly provided to the chief operating decision maker.  The Company adopted the ASU on a retrospective basis during the fourth quarter of 2024.  Refer to Note 7 to the consolidated financial statements for additional information related to segment expenses.

Impact of Prospective Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The ASU expands the income tax disclosure requirements, principally related to the rate reconciliation table and income taxes paid by jurisdiction.  ASU 2023-09 is effective for the Company on a prospective basis in fiscal 2025, with the option to apply the standard retrospectively.  The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

2.   REVENUES

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for 2024, 2023 and 2022:

	2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,333,827	$71,704	$—	$1,405,531
E-commerce - Company websites (1)	220,135	230,869	—	451,004
E-commerce - wholesale drop-ship (1)	—	117,128	(5,761)	111,367
Total direct-to-consumer sales	1,553,962	419,701	(5,761)	1,967,902
Wholesale - e-commerce (1)	—	240,338	—	240,338
Wholesale - landed	—	484,797	(53,975)	430,822
Wholesale - first cost	—	71,832	—	71,832
Licensing and royalty	1,810	9,210	—	11,020
Other (2)	684	85	—	769
Net sales	$1,556,456	$1,225,963	$(59,736)	$2,722,683

	2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,395,689	$69,820	$—	$1,465,509
E-commerce - Company websites (1)	210,622	229,495	—	440,117
E-commerce - wholesale drop-ship (1)	—	133,097	(5,786)	127,311
Total direct-to-consumer sales	1,606,311	432,412	(5,786)	2,032,937
Wholesale - e-commerce (1)	—	233,183	—	233,183
Wholesale - landed	—	491,132	(57,169)	433,963
Wholesale - first cost	—	101,472	—	101,472
Licensing and royalty	2,330	12,576	—	14,906
Other (2)	755	78	—	833
Net sales	$1,609,396	$1,270,853	$(62,955)	$2,817,294

	2022
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,467,968	$60,113	$—	$1,528,081
E-commerce - Company websites (1)	233,977	218,434	—	452,411
E-commerce - wholesale drop-ship (1)	—	148,825	(5,649)	143,176
Total direct-to-consumer sales	1,701,945	427,372	(5,649)	2,123,668
Wholesale - e-commerce (1)	—	207,779	—	207,779
Wholesale - landed	—	548,838	(54,078)	494,760
Wholesale - first cost	—	125,091	—	125,091
Licensing and royalty	2,105	13,604	—	15,709
Other (2)	1,043	88	—	1,131
Net sales	$1,705,093	$1,322,772	$(59,727)	$2,968,138
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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	February 1, 2025	February 3, 2024
Customer allowances and discounts	$16,147	$21,497
Loyalty programs liability	7,776	11,457
Returns reserve	9,584	10,586
Gift card liability	6,338	6,385

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented. In addition, during 2024, the loyalty programs liability increased $26.3 million due to points and material rights earned on purchases and decreased $30.0 million due to expirations and redemptions.  During 2023, the loyalty programs liability increased $44.1 million due to points and material rights earned on purchases and decreased $50.4 million due to expirations and redemptions.

Allowance for Expected Credit Losses

The following table summarizes the activity in the Company’s allowance for expected credit losses for 2024 and 2023:

($ thousands)	2024	2023
Balance, beginning of period	$8,820	$8,903
Adjustment for expected credit losses	(815)	1,018
Uncollectible account recoveries (write-offs), net	318	(1,101)
Balance, end of period	$8,323	$8,820

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

($ thousands, except per share amounts)	2024	2023	2022

NUMERATOR
Net earnings	$106,097	$171,832	$179,695
Net loss (earnings) attributable to noncontrolling interests	1,158	(441)	2,047
Net earnings attributable to Caleres, Inc.	$107,255	$171,391	$181,742
Net earnings allocated to participating securities	(3,839)	(7,517)	(7,716)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$103,416	$163,874	$174,026

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	33,397	34,142	34,930
Dilutive effect of share-based awards	116	10	475
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	33,513	34,152	35,405

Basic earnings per common share attributable to Caleres, Inc. shareholders	$3.10	$4.80	$4.98

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$3.09	$4.80	$4.92

As further discussed in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the Company has two publicly announced share repurchase programs.  The Company repurchased 1,938,324, 763,000 and 2,622,845 shares at a cost of $65.0 million, $17.4 million and $63.2 million during the years ended February 1, 2025, February 3, 2024 and January 28, 2023, respectively, under these programs.

Under the provisions of the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), a 1% excise tax is imposed on repurchases of common stock beginning on January 1, 2023.  Excise taxes incurred on share repurchases are incremental costs to purchase the stock, and accordingly, are included in the total cost basis of the common stock acquired and reflected as a reduction of shareholders’ equity within retained earnings in the consolidated statements of shareholders’ equity.  Excise taxes of $0.5 million are due on the Company’s share repurchases during 2024.  An immaterial amount of excise taxes were due on share repurchases during 2023.

4.   RESTRUCTURING AND OTHER INITIATIVES

Restructuring Costs

During 2024, the Company incurred restructuring costs of $9.9 million ($7.3 million on an after-tax basis, or $0.21 per diluted share).  The costs were primarily for the exit of the Company’s domestic retail store operations for the Naturalizer brand, severance and pension settlement costs associated with the acceptance of a lump sum buyout offer by certain pension plan participants.  Of the $7.2 million in charges presented in restructuring and other special charges on the consolidated statements of earnings in 2024, $6.4 million is reflected in the Brand Portfolio segment, $0.6 million is reflected in the Famous Footwear segment and $0.2 million is reflected within the Eliminations and Other category.  The remaining $2.7 million of restructuring costs related to the pension settlement are presented in other (expense) income, net, and reflected in the Eliminations and Other category.  As of February 1, 2025, restructuring reserves of $5.5 million were included in current liabilities on the consolidated balance sheet, with $4.0 million included in accounts payable, $1.3 million included in employee compensation and benefits and $0.2 million in other accrued expenses.

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

Organizational Change

During 2022, the Company incurred costs of $2.9 million ($2.7 million on an after-tax basis, or $0.07 per diluted share) related to organizational changes at the corporate headquarters.  These costs were recognized as restructuring and other special charges in the consolidated statement of earnings within the Eliminations and Other category.

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

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2024	2023	2024	2023
Benefit obligation at beginning of year	$282,175	$285,572	$931	$1,018
Service cost	4,931	5,020	—	—
Interest cost	15,025	14,543	45	48
Plan participants’ contribution	9	11	2	1
Actuarial (gain) loss	(10,062)	(6,773)	25	(61)
Benefits paid	(16,561)	(16,149)	(68)	(75)
Settlements	(17,985)	—	—	—
Foreign exchange rate changes	(307)	(49)	—	—
Benefit obligation at end of year	$257,225	$282,175	$935	$931

The accumulated benefit obligation for the United States pension plans was $252.1 million and $277.1 million as of February 1, 2025 and February 3, 2024, respectively.  The accumulated benefit obligation for the Canadian pension plans was $2.9 million and $3.2 million as of February 1, 2025 and February 3, 2024, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2024	2023	2024	2023
Discount rate	5.80%	5.40%	5.80%	5.40%
Rate of compensation increase	1.70%	1.70%	N/A	N/A

As of February 1, 2025 and February 3, 2024, the Company used the PRI-2012 Bottom Quartile mortality table, projected using generational scale MP-2021, a base mortality table issued by the Society of Actuaries in 2021, to estimate the plan liabilities.

Plan Assets

Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”).  The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations.  This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy.  The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments.  The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines.  The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers.  The target allocations for plan assets for 2024 were equities of between 65% and 75% and debt securities of between 25% and 35%.  Allocations may change periodically based upon changing market conditions.  Corporate stocks – common, as listed in the table below, did not include any Company stock at February 1, 2025 or February 3, 2024.

Assets of the Canadian pension plans, which totaled approximately $4.0 million on February 1, 2025, were invested 55% in equity funds, 42% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of February 1, 2025 or February 3, 2024.

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

●	Cash and cash equivalents include cash collateral and margin as well as money market funds. The fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency and therefore are classified within Level 1 of the fair value hierarchy.
●	Investments in U.S. government securities, the mutual fund, exchange-traded funds, corporate stocks – common, the warrant, real estate investment trusts and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency. Interest rate swap agreements and certain U.S. government securities are not traded on an exchange but are based on observable inputs that can be corroborated. Therefore, these investments are classified within Level 2 of the fair value hierarchy. The preferred securities and certain corporate stocks – common were offered in a private placement. The fair values of these investments are based on unobservable prices and therefore, they are classified within Level 3 of the fair value hierarchy.
●	The alternative investment fund is an investment in a pool of long-duration domestic investment grade assets. This investment is measured using net asset value per share, and therefore, is not classified within the fair value hierarchy.
●	The unallocated insurance contract is measured at net asset value per share, and therefore, is not classified within the fair value hierarchy.

The fair values of the Company’s pension plan assets at February 1, 2025 by asset category were as follows:

		Fair Value Measurements at February 1, 2025
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$15,233	$15,233	$—	$—
U.S. government securities	70,577	63,423	7,154	—
Interest rate swap agreements	(4,188)	—	(4,188)	—
Mutual fund	27,661	27,661	—	—
Exchange-traded funds	119,650	119,650	—	—
Corporate stocks - common	80,489	80,446	—	43
Warrant	153	153	—	—
Real estate investment trust	1,118	1,118	—	—
Preferred securities	171	—	—	171
S&P 500 Index options	(3,738)	(3,738)	—	—
Total investments in the fair value hierarchy	$307,126	$303,946	$2,966	$214

Investments measured at net asset value:
Alternative investment fund	14,579	—	—	—
Unallocated insurance contract	24	—	—	—
Total investments measured at net asset value	14,603	—	—	—

Total investments at fair value	$321,729	$303,946	$2,966	$214

The fair values of the Company’s pension plan assets at February 3, 2024 by asset category were as follows:

		Fair Value Measurements at February 3, 2024
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$11,138	$11,138	$—	$—
U.S. government securities	74,777	65,345	9,432	—
Interest rate swap agreements	3,647	—	3,647
Mutual fund	28,114	28,114	—	—
Exchange-traded funds	128,263	128,263	—	—
Corporate stocks - common	84,652	84,528	—	124
Warrant	220	220	—	—
Real estate investment trust	105	105	—	—
Preferred securities	237	—	—	237
S&P 500 Index options	(1,788)	(1,788)	—	—
Total investments in the fair value hierarchy	$329,365	$315,925	$13,079	$361

Investments measured at net asset value:
Alternative investment fund	14,654	—	—	—
Unallocated insurance contract	32	—	—	—
Total investments measured at net asset value	14,686	—	—	—

Total investments at fair value	$344,051	$315,925	$13,079	$361

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2024	2023	2024	2023
Fair value of plan assets at beginning of year	$344,051	$356,745	$—	$—
Actual return on plan assets	12,432	3,375	—	—
Employer contributions	90	118	66	74
Plan participants’ contributions	9	11	2	1
Benefits paid	(16,561)	(16,149)	(68)	(75)
Settlements	(17,985)	—	—	—
Foreign exchange rate changes	(307)	(49)	—	—
Fair value of plan assets at end of year	$321,729	$344,051	$—	$—

Funded Status

The over-funded status as of February 1, 2025 and February 3, 2024 for pension benefits was $64.5 million and $61.9  million, respectively. The under-funded status for other postretirement benefits was $0.9 million as of February 1, 2025 and February 3, 2024.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2024	2023	2024	2023
Prepaid pension costs (noncurrent assets)	$78,463	$74,951	$—	$—
Accrued benefit liabilities (current liability)	(9,023)	(5,327)	180	(176)
Accrued benefit liabilities (noncurrent liability)	(4,936)	(7,748)	755	(755)
Net amount recognized at end of year	$64,504	$61,876	$935	$(931)

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the		Accumulated Benefit Obligation
	Fair Value of Plan Assets		Exceeds the Fair Value of Plan Assets
($ thousands)	2024	2023	2024	2023
End of Year
Projected benefit obligation	$13,958	$13,075	$13,958	$13,075
Accumulated benefit obligation	12,568	12,144	12,568	12,144
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit income at February 1, 2025 and February 3, 2024 are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2024	2023	2024	2023
Components of accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$28,455	$33,709	$(256)	$(374)
Net prior service credit	34	71	—	—
Accumulated other comprehensive loss, net of tax	$28,489	$33,780	$(256)	$(374)

Net Periodic Benefit Expense (Income)

Net periodic benefit expense (income) for 2024, 2023 and 2022 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2024	2023	2022	2024	2023	2022
Service cost	$4,931	$5,020	$7,143	$—	$—	$—
Interest cost	15,025	14,543	11,977	45	48	35
Expected return on assets	(24,279)	(24,353)	(27,987)	—	—	—
Amortization of:
Actuarial loss (gain)	6,038	3,785	3,088	(108)	(110)	(103)
Prior service credit	49	(123)	(314)	—	—	—
Settlement cost	2,716		320
Curtailments	—	—	13	—	—	—
Total net periodic benefit expense (income)	$4,480	$(1,128)	$(5,760)	$(63)	$(62)	$(68)

The non-service cost components of net periodic benefit expense (income) are included in other income, net in the consolidated statements of earnings.  Service cost is included in selling and administrative expenses.

	Pension Benefits			Other Postretirement Benefits
Weighted–average assumptions used to determine net periodic benefit income	2024	2023	2022	2024	2023	2022
Discount rate	5.40%	5.20%	3.40%	5.40%	5.20%	3.40%
Rate of compensation increase	1.70%	3.00%	3.00%	N/A	N/A	N/A
Expected return on plan assets	7.70%	7.50%	7.20%	N/A	N/A	N/A

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

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
				Other
				Postretirement
($ thousands)	Funded Plan	SERP	Total	Benefits
Employer Contributions
2025 expected contributions to plan trusts	$74	$—	$74	$—
2025 expected contributions to plan participants	—	9,281	9,281	185
2025 refund of assets (e.g. surplus) to employer	124	—	124	—
Expected Benefit Payments
2025	$15,855	$9,281	$25,136	$185
2026	16,355	501	16,856	144
2027	16,773	825	17,598	113
2028	17,272	785	18,057	88
2029	17,687	719	18,406	68
2030-2034	90,466	3,941	94,407	166

Defined Contribution Plans

The Company’s domestic defined contribution 401(k) plan covers certain salaried employees.  For eligible salaried employees, the Company makes a core contribution of 1.5% and a matching contribution of up to 50% of the first 6% of the employees’ contributions.  The Company’s expense for this plan was $4.7 million in 2024, $5.0 million in 2023, and $4.6 million in 2022.  In addition to the core and matching contributions, the Company has the discretion to contribute up to an additional 2% profit-sharing benefit based on the Company’s performance.  The Company’s expense for the profit-sharing contribution was zero for both 2024 and 2023 and $2.6 million for 2022.  Beginning in January 2024, the Company also offers a 401(k) plan to certain hourly employees, providing the option to contribute from 2% to 30% of pre-tax wages to the 401(k) plan.  The hourly 401(k) plan does not offer matching contributions and therefore, the Company incurred no expense during 2024.

Non-Qualified Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan of $10.9 million and $9.5 million as of February 1, 2025 and February 3, 2024, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets.  The assets held by the trust of $10.9 million and $9.5 million as of February 1, 2025 and February 3, 2024, respectively, are presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

Non-Qualified Restoration Deferred Compensation Plan

In 2023, the Company adopted a non-qualified restoration deferred compensation plan (the “Restoration Plan”) for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  The initial contribution to the Restoration Plan was funded in January 2024 and will occur annually thereafter. The plan assets and liabilities will fluctuate with the returns on the investment funds.  The deferrals are held in a separate trust, which has been established by the Company to administer the Restoration Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Restoration Plan of $0.4 million and $0.3 million as of February 1, 2025 and February 3, 2024, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets.  The assets held by the trust of $0.4 million and $0.3 million as of February 1, 2025 and February 3, 2024, respectively, are classified within prepaid and other current assets in the accompanying consolidated balance sheets.  Changes in deferred compensation plan assets and liabilities are charged to selling and administrative expense in the accompanying consolidated statement of earnings.

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $1.2 million and $2.0 million as of February 1, 2025 and February 3, 2024, respectively, are based on 50,820 and 55,516 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

6.   INCOME TAXES

The components of earnings before income taxes consisted of domestic earnings before income taxes of $84.8 million, $132.5 million and $168.0 million in 2024, 2023 and 2022, respectively.  The Company’s international earnings before income taxes were $50.4 million, $48.8 million and $45.0 million in 2024, 2023 and 2022, respectively.

The components of income tax provision on earnings were as follows:

($ thousands)	2024	2023	2022
Federal
Current	$3,818	$10,849	$11,506
Deferred	13,710	5,138	6,975
Total federal income tax provision	17,528	15,987	18,481
State
Current	1,876	2,423	6,660
Deferred	4,775	(9,819)	3,421
Total state income tax provision (benefit)	6,651	(7,396)	10,081
International
Current	5,289	4,879	4,759
Deferred	(407)	(3,980)	18
Total international income tax provision	4,882	899	4,777
Total income tax provision	$29,061	$9,490	$33,339

The differences between the income tax provision reflected in the consolidated financial statements and the amounts calculated at the federal statutory income tax rate were as follows:

($ thousands)	2024	2023	2022
Income taxes at statutory rate	$28,383	$38,078	$44,737
State income taxes, net of federal tax benefit	4,514	5,710	8,981
International earnings taxed at differing rates from U.S. statutory	(3,584)	(5,367)	(1,974)
Share-based compensation	(2,647)	(3,106)	(602)
Valuation allowances, net	(2,204)	(30,054)	(20,743)
Non-deductibility of 162(m) limitations	3,401	4,373	3,363
GILTI, BEAT and FDII provisions	1,307	427	422
Other (1)	(109)	(571)	(845)
Total income tax provision	$29,061	$9,490	$33,339
(1)	The other category of income tax provision principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and the impact of any return-to-provision adjustments.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	February 1, 2025	February 3, 2024
Deferred Tax Assets
Lease obligations	$158,310	$148,242
Goodwill	30,308	34,386
Net operating loss carryforward/carryback	6,551	10,107
Accrued expenses	14,053	17,870
Employee benefits, compensation and insurance	10,954	15,689
Accounts receivable	4,043	6,094
Inventory capitalization and inventory reserves	6,532	6,623
Impairment of investment in nonconsolidated affiliate	1,418	1,470
Postretirement and postemployment benefit plans	201	207
Other	3,444	1,605
Total deferred tax assets, before valuation allowance	235,814	242,293
Valuation allowance	(3,406)	(7,153)
Total deferred tax assets, net of valuation allowance	$232,408	$235,140

Deferred Tax Liabilities
Lease right-of-use assets	$(149,414)	$(138,315)
Intangible assets	(15,472)	(13,659)
LIFO inventory valuation	(54,808)	(51,021)
Retirement plans	(18,184)	(17,239)
Capitalized software	(1,797)	(1,800)
Depreciation	(17,100)	(16,822)
Other	(2,579)	(3,419)
Total deferred tax liabilities	(259,354)	(242,275)
Net deferred tax liability	$(26,946)	$(7,135)

As of February 1, 2025, the Company had various federal, state and international net operating loss (“NOL”) carryforwards with tax values totaling $6.6 million.  The state NOLs totaling $2.9 million have carryforward periods ranging from one to 20 years.  The Company has NOLs in Canada, the United Kingdom and China of $1.8 million and $1.3 million and $0.6 million, respectively.  The Canada and China NOLs have a carryforward period of 17 years and 5 years, respectively, while the United Kingdom NOLs have no expiration.

As of February 1, 2025, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s international subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.  If the Company’s unremitted international earnings were not considered indefinitely reinvested as of February 1, 2025, an immaterial amount of additional deferred taxes would have been provided.

Uncertain Tax Positions

ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions.  The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of February 1, 2025 and February 3, 2024, the Company had no unrecognized tax benefits.

For federal purposes, the Company’s tax filings for fiscal years 2019 to 2023 remain open to examination but are not currently being examined.   The Company also files tax returns in various international jurisdictions and numerous states for which various tax years are subject to examination and currently involved in audits.  While the Company is involved in examinations in certain jurisdictions, it does not expect any significant changes in its liability for uncertain tax positions during the next 12 months.

7.   BUSINESS SEGMENT INFORMATION

The Company’s reportable segments are Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of Famous Footwear, famousfootwear.com and famousfootwear.ca.  Famous Footwear operated 846 stores at the end of 2024, selling primarily branded footwear for the entire family.

The Brand Portfolio segment is comprised of wholesale operations selling the Company’s branded footwear, and the retail stores and e-commerce sites associated with those brands.  This segment sources, manufactures and markets branded, licensed and private-label footwear primarily to online retailers, national chains, department stores, independent retailers and mass merchandisers as well as Company-owned Famous Footwear, Sam Edelman, Naturalizer and Allen Edmonds stores and e-commerce businesses.  The Brand Portfolio segment included 60 branded retail stores in the United States and 54 branded retail stores in East Asia at the end of 2024.

The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements. The Company’s Famous Footwear and Brand Portfolio reportable segments are operating units that are managed separately.  These reportable segments reflect the level at which the chief operating decision maker (CODM), the Company’s President and Chief Executive Officer, evaluates financial performance and allocates resources. The CODM uses segment operating earnings (loss), which represents gross profit, less selling and administrative expenses and restructuring and other special charges, net, to allocate resources. Intersegment sales are generally recorded at a profit, and intersegment earnings related to inventory on hand at the purchasing segment are eliminated against the earnings.

Corporate assets, administrative expenses and other costs and recoveries that are not allocated to the operating units, as well as the elimination of intersegment sales and profit, are reported in the Eliminations and Other category.

Following is a summary of certain key financial measures for the respective periods:

	2024
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$1,556,456	$1,225,963	$(59,736)	$2,722,683
Cost of goods sold	869,829	689,668	(58,856)	1,500,641
Gross profit	686,627	536,295	(880)	1,222,042

Less expenses:
Retail stores (2)	366,144	31,108	—	397,252
Information technology	30,843	27,631	7,881	66,355
Warehousing and distribution	50,905	70,368	3,580	124,853
Advertising and marketing	50,370	78,275	3,459	132,104
Restructuring and other special charges, net	639	6,343	185	7,167
Other expenses (3)	100,650	200,448	43,357	344,455
Operating earnings (loss)	$87,076	$122,122	$(59,342)	$149,856

Segment assets	$817,469	$893,460	$183,825	$1,894,754
Purchases of property and equipment	$36,694	$10,335	$2,118	$49,147
Capitalized software	$618	$44	$1,877	$2,539

	2023
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$1,609,396	$1,270,853	$(62,955)	$2,817,294
Cost of goods sold	889,847	724,848	(60,358)	1,554,337
Gross profit	719,549	546,005	(2,597)	1,262,957

Less expenses:
Retail stores (2)	360,102	28,793	—	388,895
Information technology	31,286	28,180	1,459	60,925
Warehousing and distribution	52,874	59,045	4,439	116,358
Advertising and marketing	52,771	70,761	3,102	126,634
Restructuring and other special charges, net	1,366	2,608	2,129	6,103
Other expenses (3)	97,312	211,159	61,116	369,587
Operating earnings (loss)	$123,838	$145,459	$(74,842)	$194,455

Segment assets	$770,848	$862,404	$171,494	$1,804,746
Purchases of property and equipment	$31,743	$10,515	$2,326	$44,584
Capitalized software	$743	$—	$4,291	$5,034

	2022
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$1,705,093	$1,322,772	$(59,727)	$2,968,138
Cost of goods sold	916,089	825,507	(58,331)	1,683,265
Gross Profit	789,004	497,265	(1,396)	1,284,873

Less expenses:
Retail stores (2)	352,088	27,699	—	379,787
Information technology	28,100	26,331	1,781	56,212
Warehousing and distribution	54,056	57,337	5,192	116,585
Advertising and marketing	56,762	65,339	3,463	125,564
Restructuring and other special charges, net	—	—	2,910	2,910
Other expenses (3)	102,161	208,214	79,113	389,488
Operating earnings (loss)	$195,837	$112,345	$(93,855)	$214,327

Segment assets	$767,575	$921,110	$147,787	$1,836,472
Purchases of property and equipment	$41,755	$4,170	$9,988	$55,913
Capitalized software	$—	$42	$8,082	$8,124
(1)	Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $59.7 million, $63.0 million and $59.7 million in 2024, 2023 and 2022, respectively.
(2)	Includes compensation and facilities costs associated with the Company’s North America retail stores.
(3)	Primarily includes compensation costs associated with non-retail store operations, depreciation and amortization, and other overhead expenses.

Products purchased for the Famous Footwear segment from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 24% of consolidated net sales for 2024, 2023, and 2022.

Following is a reconciliation of operating earnings to earnings before income taxes:

($ thousands)	2024	2023	2022
Operating earnings	$149,856	$194,455	$214,327
Interest expense, net	(13,957)	(19,343)	(14,264)
Other income, net	(741)	6,210	12,971
Earnings before income taxes	$135,158	$181,322	$213,034

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

A summary of the Company’s net sales and long-lived assets, including lease right-of-use assets and property and equipment, by geographic area were as follows:

($ thousands)	2024	2023	2022
Net Sales
United States	$2,532,717	$2,624,474	$2,763,896
East Asia	111,670	130,423	146,700
Canada	58,140	48,220	44,484
Other	20,156	14,177	13,058
Total net sales	$2,722,683	$2,817,294	$2,968,138

Long-Lived Assets
United States	$8,855,001	$676,937	$656,840
East Asia	140,929	11,805	11,614
Canada	113,060	6,601	10,441
Other	2,401	269	184
Total long-lived assets	$9,111,391	$695,612	$679,079

8.   INVENTORIES

The Company’s net inventory balance was comprised of the following:

($ thousands)	February 1, 2025	February 3, 2024
Raw materials	$14,352	$14,198
Work-in-process	644	665
Finished goods	550,245	525,811
Inventories, net (1)	$565,241	$540,674
(1)	Net of adjustment to last-in, first-out cost of $10.9 million and $10.3 million as of February 1, 2025 and February 3, 2024, respectively.

As of February 1, 2025 and February 3, 2024, the Company’s inventory balance included $0.2 million and $0.4 million, respectively, of finished goods product subject to consignment arrangements with wholesale customers.

9.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($thousands)	February 1, 2025	February 3, 2024
Land and buildings	$37,494	$38,795
Leasehold improvements	229,227	216,531
Technology equipment	56,900	51,690
Machinery and equipment	116,404	114,245
Furniture and fixtures	146,730	140,456
Construction in progress	16,518	14,204
Property and equipment	603,273	575,921
Allowances for depreciation	(428,060)	(408,338)
Property and equipment, net	$175,213	$167,583

Useful lives of property and equipment are as follows:

Years
Buildings	5 - 30
Leasehold improvements	5 - 20
Technology equipment	2 - 7
Machinery and equipment	4 - 20
Furniture and fixtures	3 - 10

After allowing for an appropriate start-up period, property and equipment at stores and any lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded charges for impairment of $1.9 million, $0.7 million and $1.8 million in 2024, 2023 and 2022, respectively, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores and capitalized software, which are presented in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest. Refer to Note 12 and Note 13 to the consolidated financial statements for further discussion of these impairment charges.

Property and Equipment, Held for Sale

During 2024, the Company continued to actively market for sale its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri.  In January 2025, the Company entered into an agreement to sell the main portion of the Campus, subject to certain closing conditions.  In February 2025, the Company entered into two letters of intent to sell the remaining portions of the Campus.  The Company expects each of the components of the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale category on the consolidated balance sheet as of February 1, 2025 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of February 1, 2025.

10.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	February 1, 2025	February 3, 2024
Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083
Total intangible assets	344,883	344,883
Accumulated amortization	(157,565)	(146,529)
Total intangible assets, net	187,318	198,354
Goodwill
Brand Portfolio (2)	4,956	4,956
Total goodwill	4,956	4,956
Goodwill and intangible assets, net	$192,274	$203,310
(1)	The carrying amount of intangible assets as of February 1, 2025 and February 3, 2024 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of February 1, 2025 and February 3, 2024 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of February 1, 2025 and February 3, 2024 were as follows:

($ thousands)	February 1, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$140,424	$10,200	$148,864
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	17,141	4,005	23,054
		$451,088	$157,565	$106,205	$187,318

	February 3, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$131,677	$10,200	$157,611
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	14,852	4,005	25,343
		$451,088	$146,529	$106,205	$198,354

Amortization expense related to intangible assets was $11.0 million in 2024 and $12.1 million in both 2023 and 2022.  The Company estimates $11.0 million of amortization expense related to intangible assets in 2025 and 2026, $10.9 million in 2027 and $10.7 million in 2028.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During 2024 and 2023, the goodwill impairment testing was performed as of the first day of the fourth fiscal quarter, which resulted in no impairment charges.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company did not record any impairment charges for intangible assets during 2024 or 2023.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds an amount as defined in the Credit Agreement for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of February 1, 2025.

The maximum amount of borrowings under the Credit Agreement at the end of any month was $261.5 million and $366.5 million in 2024 and 2023, respectively.  As of February 1, 2025, the Company had $219.5 million of borrowings outstanding and $8.2 million in letters of credit outstanding under the Credit Agreement, with total additional borrowing availability of $272.3 million.  Average daily borrowings were $201.5 million and $267.9 million in 2024 and 2023, respectively, and the weighted-average interest rates approximated 6.2% and 6.7% for the respective periods.

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

The weighted-average lease term and discount rate as of February 1, 2025 and February 3, 2024 were as follows:

	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (in years)	6.1	5.7
Weighted-average discount rate	5.2%	4.9%

During 2024, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $182.1 million on the consolidated balance sheets.  As of February 1, 2025, the Company has entered into lease commitments for six retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for four of the new retail locations will begin in the next fiscal year and two will begin in fiscal year 2026.  Upon commencement, right-of-use assets and lease liabilities of approximately $4.1 million and $3.2 million will be recorded on the consolidated balance sheets in 2025 and 2026, respectively.

The components of lease expense for 2024, 2023 and 2022 were as follows:

($ thousands)	2024	2023	2022
Operating lease expense	$160,832	$156,849	$148,299
Variable lease expense	46,672	42,983	40,233
Short-term lease expense	1,149	2,757	4,059
Sublease income	—	—	(59)
Total lease expense	$208,653	$202,589	$192,532

The aggregate future annual lease payments at February 1, 2025 were as follows:

($ thousands)
2025	$188,415
2026	141,915
2027	109,694
2028	76,703
2029	52,979
Thereafter	130,861
Total minimum operating lease payments	$700,567
Less imputed interest	(93,522)
Present value of lease obligations	$607,045

Supplemental cash flow information related to leases is as follows:

($ thousands)	2024	2023	2022
Cash paid for lease obligations	$158,156	$181,420	$167,163
Cash received from sublease income	—	—	59

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

Non-Qualified Deferred Compensation Plan Assets and Liabilities

As discussed in Note 5 to the consolidated financial statements, the Company maintains the Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Non-Qualified Restoration Plan Assets and Liabilities

As discussed in Note 5 to the consolidated financial statements, in 2023, the Company adopted the Restoration Plan for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  The fair value is based on unadjusted quote market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Deferred Compensation Plan for Non-Employee Directors

As discussed in Note 5 to the consolidated financial statements, non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of PSUs. Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other accrued expenses (current portion) or other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s consolidated statements of earnings. The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 1, 2025 and February 3, 2024.  During 2024, 2023 or 2022, the Company did not have any transfers between into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
February 1, 2025:
Non-qualified deferred compensation plan assets	$10,939	10,939	$—	$—
Non-qualified deferred compensation plan liabilities	(10,939)	(10,939)	—	—
Non-qualified restoration plan assets	444	444	—	—
Non-qualified restoration plan liabilities	(444)	(444)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,039)	(1,039)	—	—
Restricted stock units for non-employee directors	(1,130)	(1,130)	—	—
February 3, 2024:
Non-qualified deferred compensation plan assets	9,494	9,494	—	—
Non-qualified deferred compensation plan liabilities	(9,494)	(9,494)	—	—
Non-qualified restoration plan assets	271	271
Non-qualified restoration plan liabilities	(271)	(271)
Deferred compensation plan liabilities for non-employee directors	(1,921)	(1,921)	—	—
Restricted stock units for non-employee directors	(2,606)	(2,606)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $626.2 million, $579.1 million and $562.2 million in 2024, 2023 and 2022, respectively, were assessed for indicators of impairment. This assessment resulted in the impairment charges presented in the table below, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores, as well as capitalized software.

($ thousands)	2024	2023	2022
Long-Lived Asset Impairment Charges:
Famous Footwear	$1,448	$749	$200
Brand Portfolio	416	—	1,603
Total long-lived asset impairment charges	$1,864	$749	$1,803

The Company performed its annual impairment review of intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). The intangible asset impairment reviews performed in 2024, 2023 and 2022 resulted in no impairment charges.

During 2024 and 2022, the Company performed qualitative assessments of goodwill as of the first day of the fourth fiscal quarter and during 2023 Company performed a quantitative assessment of goodwill.  The reviews indicated no impairment. Refer to Note 1 and Note 10 to the consolidated financial statements for additional information related to the goodwill impairment tests.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The fair values of the borrowings under revolving credit agreement of $219.5 million and $182.0 million as of February 1, 2025 and February 3, 2024, respectively, approximate the carrying values due to the short-term nature of the borrowings. (Level 1).

14.   SHAREHOLDERS’ EQUITY

Company Stock

The Company’s common stock, which has a $0.01 par value per share, is listed for trading under the ticker symbol “CAL” on the New York Stock Exchange.  Holders of the common shares are entitled to one vote per share. The Company is also authorized to issue preferred shares with a $1.00 par value per share.

The following table provides additional information regarding the Company’s common and preferred stock:

(in thousands)	February 1, 2025		February 3, 2024
	Common	Preferred	Common	Preferred
Authorized shares	100,000	1,000	100,000	1,000
Outstanding shares	33,632	—	35,490	—

Stock Repurchase Programs

On September 2, 2019 and March 10, 2022, the Board of Directors approved stock repurchase programs (“2019 Program" and "2022 Program", respectively) authorizing the repurchase of the Company’s outstanding common stock of up to 5.0 million shares in the 2019 Program and 7.0 million shares in the 2022 Program.  The Company can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Repurchases of common stock are limited under the Company’s debt agreements.  During 2024, 2023 and 2022, the Company repurchased 1,938,324 shares, 763,000 shares and 2,622,845 shares, respectively, under the share repurchase programs.  In total, 5.0 million shares have been repurchased under the 2019 Program and there are no additional shares authorized to be repurchased.  There are 3,666,055 additional shares authorized to be repurchased under the 2022 Program as of February 1, 2025.

Repurchases Related to Employee Share-based Awards

During 2024, 2023 and 2022, employees tendered 249,678, 449,285 and 246,688 shares, respectively, related to certain share-based awards.  These shares were tendered to satisfy tax withholding amounts for restricted stock, stock performance awards and non-qualified stock options.  Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss, net of tax, by component for 2024, 2023 and 2022:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance January 29, 2022	$(788)	$(7,818)	$(8,606)
Other comprehensive loss before reclassifications	(425)	(19,776)	(20,201)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,991	2,991
Tax benefit	—	(934)	(934)
Net reclassifications	—	2,057	2,057
Other comprehensive loss	(425)	(17,719)	(18,144)
Balance January 28, 2023	$(1,213)	$(25,537)	$(26,750)
Other comprehensive income (loss) before reclassifications	115	(10,506)	(10,391)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	3,552	3,552
Tax benefit	—	(915)	(915)
Net reclassifications	—	2,637	2,637
Other comprehensive income (loss)	115	(7,869)	(7,754)
Balance February 3, 2024	$(1,098)	$(33,406)	$(34,504)
Other comprehensive loss before reclassifications	(4,691)	(1,284)	(5,975)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	8,695	8,695
Tax benefit	—	(2,238)	(2,238)
Net reclassifications	—	6,457	6,457
Other comprehensive (loss) income	(4,691)	5,173	482
Balance February 1, 2025	$(5,789)	$(28,233)	$(34,022)
(1)	Amounts reclassified are included in other (expense) income, net. Refer to Note 5 to the consolidated financial statements for additional information related to pension and other postretirement benefits.

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

Share-based compensation expense of $15.1 million, $14.8 million and $17.3 million was recognized in 2024, 2023 and 2022, respectively, as a component of selling and administrative expenses.  The following table details the share-based compensation expense by plan for 2024, 2023 and 2022:

($ thousands)	2024	2023	2022
Expense for share-based compensation plans, net of forfeitures:
Restricted stock	$12,746	$12,579	$10,974
Stock performance awards	1,410	1,183	5,190
Restricted stock units	989	1,042	1,147
Total share-based compensation expense	$15,145	$14,804	$17,311

The Company issued 80,069, 537,267 and 703,452 shares of common stock in 2024, 2023 and 2022, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

The Company recognized excess tax benefits of $2.6 million, $3.1 million and $0.6 million in 2024, 2023, and 2022, respectively, related to restricted stock vestings and dividends and performance share award vestings.  The excess tax benefit or provision for the respective periods were recorded in income tax provision on the Company’s consolidated statements of earnings.

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

The following table summarizes restricted stock activity for 2024, 2023 and 2022:

	Number of
	Nonvested	Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Nonvested at January 29, 2022	1,390,397	14.24
Granted	848,678	21.76
Vested	(525,399)	12.87
Forfeited	(109,716)	15.67
Nonvested at January 28, 2023	1,603,960	18.57
Granted	603,121	23.13
Vested	(513,238)	13.73
Forfeited	(181,422)	19.15
Nonvested at February 3, 2024	1,512,421	21.96
Granted	346,686	39.77
Vested	(620,800)	21.08
Forfeited	(96,988)	26.08
Nonvested at February 1, 2025	1,141,319	$27.60

Of the 346,686 restricted shares granted during 2024, 13,692 shares have a cliff-vesting term of one year and 332,994 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 603,121 restricted shares granted during 2023, 23,268 shares have a cliff-vesting term of one year, 7,000 shares have a graded vesting term of three years, with 50% vesting after eighteen months and 50% after three years, 5,800 shares have a graded-vesting term of two years and 567,053 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 848,678 restricted shares granted during 2022, 10,470 shares have a cliff-

vesting term of one year, 63,614 shares have a cliff-vesting term of two years and 774,594 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.

The total grant date fair value of restricted stock awards vested during the years ended February 1, 2025, February 3, 2024 and January 28, 2023 was $13.0 million, $7.0 million and $6.8 million, respectively.  The total fair value of restricted stock awards that vested during the years ended February 1, 2025, February 3, 2024 and January 28, 2023 was $23.1 million, $12.2 million and $11.5 million, respectively.  As of February 1, 2025, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $11.5 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.5 years.

Performance Share Awards

Under the Company’s incentive compensation plans, common stock or cash may be awarded at the end of the performance period at no cost to certain officers and key employees if certain financial goals are met.  Under the plan, employees are granted performance share awards at a target number of shares or units, which generally vest over a three-year service period.  At the end of the vesting period, the employee will have earned an amount of shares between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  If the awards are granted in units, the employee will be given an amount of cash ranging from 0% to 200% of the equivalent market value of the targeted award.  Expense for performance share awards is recognized based upon the fair value of the awards on the date of grant and the number of shares or cash that are probable to be awarded on a straight-line basis for each performance period of the share award.

During 2024, the Company granted performance share awards for a targeted 165,854 shares, with a weighted-average grant date fair value of $41.05 in connection with the 2024 performance award (2024 – 2026 performance period).  During 2023, the Company granted performance share awards for a targeted 276,434 shares, with a weighted-average grant date fair value of $23.12 in connection with the 2023 performance award (2023 – 2025 performance period).  The 2024 and 2023 performance awards are payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the number of shares or units that are probable to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

In connection with a senior management transition during 2022, the Company approved the accelerated vesting of 30,000 performance-based share awards, representing the maximum payout of two of the four award tranches from the 2020 performance award.  The performance conditions had been satisfied for the two award tranches based on the achievement of financial goals for the 2020 and 2021 fiscal periods.  The modification to accelerate vesting eliminated the remaining service requirement.  These awards had a weighted-average grant date fair value of $13.05 per share, but were revalued using a fair value on the date of modification of $24.31 per share.  The modification of these awards resulted in incremental compensation expense of $0.4 million, which is presented in restructuring and other special charges on the consolidated statements of earnings for 2022.

The following table summarizes performance share award activity for 2024, 2023 and 2022:

	Number of Nonvested	Number of Nonvested
	Performance Share	Performance Share
	Awards at Target	Awards at Maximum	Weighted-Average
	Level	Level	Grant Date Fair Value
Nonvested at January 29, 2022	390,750	781,500	16.12
Granted	77,750	155,500	21.00
Vested	(172,500)	(345,000)	23.50
Forfeited	(15,000)	(30,000)	14.24
Nonvested at January 28, 2023	281,000	562,000	13.64
Granted	276,434	276,434	23.12
Vested	(273,918)	(547,836)	13.64
Forfeited	(14,868)	(21,950)	18.65
Nonvested at February 3, 2024	268,648	268,648	23.12
Granted	165,854	165,854	41.05
Vested	—	—	—
Forfeited	(21,886)	(21,886)	23.12
Nonvested at February 1, 2025	412,616	412,616	$30.33

The total fair value of performance share awards that vested during the years ended February 1, 2025, February 3, 2024 and January 28, 2023 was zero, $13.8 million and $2.1 million, respectively.  As of February 1, 2025, the remaining unrecognized compensation cost related to nonvested performance share awards for the 2024 performance award was $2.1 million, which will be recognized over the remaining service period of 1.6 years.

During 2022, the Company granted long-term incentive awards payable in cash for the 2022-2024 performance period, with a target value of $8.3 million and a maximum value of $16.6 million.  During 2021, the Company granted long-term incentive awards payable in cash for the 2021-2023 performance period, with a target value of $7.3 million and a maximum value of $14.6 million.  These awards, which vested after a three-year period, were dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated value of these awards, which is reflected within other accrued expenses on the consolidated balance sheets, was being accrued over the three-year performance period.

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

The following table summarizes restricted stock unit activity for the year ended February 1, 2025:

					Nonvested
	Outstanding			Accrued (3)	RSUs
					Weighted-
	Number of	Number of	Total	Total	Average
	Vested	Nonvested	Number of	Number of	Grant Date
	RSUs	RSUs	RSUs (2)	RSUs	Fair Value
February 3, 2024	480,270	52,335	532,605	515,159	$16.85
Granted (1)	3,972	27,690	31,662	22,534	35.01
Vested	46,842	(46,842)	—	15,512	19.41
Settled	(78,791)	—	(78,791)	(78,791)	41.27
February 1, 2025	452,293	33,183	485,476	474,414	$28.38
(1)	Granted RSUs include 4,278 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 3,972 related to outstanding vested RSUs and 306 to outstanding nonvested RSUs.
(2)	Total number of RSUs as of February 1, 2025 includes 348,761 RSUs payable in shares and 136,715 RSUs payable in cash.
(3)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.

The following table summarizes RSUs granted, vested and settled during 2024, 2023 and 2022:

($ thousands, except per unit amounts)	2024	2023	2022
Weighted-average grant date fair value of RSUs granted (1)	$34.40	$19.92	$27.09
Fair value of RSUs vested	$859	$1,186	$998
RSUs settled	78,791	17,017	114,242
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation (income) expense and the related income tax provision (benefit) for 2024, 2023 and 2022:

($ thousands)	2024	2023	2022
Compensation (income) expense	$(609)	$579	$335
Income tax provision (benefit)	157	(149)	(86)
Compensation (income) expense, net of tax	$(452)	$430	$249

The aggregate fair value of RSUs outstanding and currently vested at February 1, 2025 is $8.9 million and $8.3 million, respectively.  The liabilities associated with the accrued RSUs totaled $1.1 million and $2.6 million as of February 1, 2025 and February 3, 2024, respectively.

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

The cumulative expenditures for both on-site and off-site remediation through February 1, 2025 were $34.7 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at February 1, 2025 is $9.3 million, of which $8.4 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses.  Of the total $9.3 million reserve, $4.9 million is for off-site remediation and $4.4 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $12.2 million as of February 1, 2025.  The Company expects to spend approximately $0.2 million in the next year, $0.1 million in each of the following four years and $11.6 million in the aggregate thereafter related to the on-site remediation.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to Other			Balance at
	Beginning	Costs and	Accounts -	Deductions -		End of
Description	of Period	Expenses	Describe	Describe		Period
($ thousands)
YEAR ENDED FEBRUARY 1, 2025
Deducted from assets or accounts:
Allowance for expected credit losses	$8,820	$(815)	$—	$(318)	(A)	$8,323
Customer allowances	17,372	24,967	—	26,505	(B)	15,834
Customer discounts	4,125	11,461	—	13,753	(B)	1,833
Inventory markdowns and other	20,935	36,791	—	40,032	(C)	17,694
Deferred tax asset valuation allowance	7,153	(3,747)	—	—		3,406
YEAR ENDED FEBRUARY 3, 2024
Deducted from assets or accounts:
Allowance for expected credit losses	$8,903	$1,018	$—	$1,101	(A)	$8,820
Customer allowances	18,624	28,535	—	29,787	(B)	17,372
Customer discounts	3,293	9,904	—	9,072	(B)	4,125
Inventory markdowns and other	43,911	36,485	—	59,461	(C)	20,935
Deferred tax asset valuation allowance	39,540	(32,387)	—	—		7,153
YEAR ENDED JANUARY 29, 2023
Deducted from assets or accounts:
Allowance for expected credit losses	$9,601	$(262)	$—	$436	(A)	$8,903
Customer allowances	17,857	27,559	—	26,792	(B)	18,624
Customer discounts	2,472	11,357	—	10,536	(B)	3,293
Inventory markdowns and other	30,455	53,787	—	40,331	(C)	43,911
Deferred tax asset valuation allowance	58,959	(19,419)	—	—		39,540

(A)	Accounts written off, net of recoveries.
(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.
(C)	Adjustment upon sale of related inventories.

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of February 1, 2025, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended February 1, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9BOTHER INFORMATION

During the thirteen weeks ended February 1, 2025, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Information about our Executive Officers that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Delinquent Section 16(a) Reports in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information (other than the information set forth under “Pay Versus Performance”) is incorporated herein by reference.

Information regarding the Culture, Compensation and People Committee Report is set forth under the caption Culture, Compensation and People Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Culture, Compensation and People Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of February 1, 2025:

Number of
securities
remaining
available for
future
	Number of				issuance
	securities to be		Weighted-		under equity
	issued upon		average		compensation
	exercise of		exercise price		plans
	outstanding		of outstanding		(excluding
	options,		options,		securities
	warrants and		warrants and		reflected in
	rights		rights		column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	412,616	(1)	$—	(1)	1,533,281	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	412,616		$—		1,533,281
(1)	Column (a) includes 412,616 performance share units payable in stock, which reflects the maximum number of shares to be issued under the performance share plans. The target number of shares to be issued under the plans is 412,616. Performance share awards were disregarded for purposes of computing the weighted-average exercise price in column

(b). There were no outstanding (vested and nonvested) stock options as of February 1, 2025. This table excludes independent directors’ deferred compensation units and restricted stock units payable in cash.
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

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our Principal Accountant Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2025, which information is incorporated herein by reference.

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
2.1

Sale and Purchase Agreement, dated February 16, 2025, by and between Caleres, Inc. (the “Company”) and Tapestry, Inc. incorporated herein by reference to Exhibit 2.1 to the Company's Form 8-K filed February 19, 2025.

3.1	Restated Certificate of Incorporation of Caleres, Inc. incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2020.
3.2	Bylaws of the Company as amended through November 5, 2024, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed November 7, 2024.
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

10.3f*

Form of Performance Award Agreement (for 2024 – 2026 performance period) under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit 10.3f to the Company’s Form 10-K for the year ended February 3, 2024, and filed April 2, 2024.

10.3g*

Form of Restricted Award Agreement (for employee grants commencing March 2024) under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit 10.3g to the Company’s Form 10-K for the year ended February 3, 2024, and filed April 2, 2024.

†10.3h*	Form of Performance Award Agreement (for 2025 – 2027 performance period) under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
†10.3i*	Form of Restricted Award Agreement (for employee grants commencing March 2025) under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
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

10.16*	Caleres, Inc. Nonqualified Restoration Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2023, and filed December 5, 2023.
†21	Subsidiaries of the registrant.

†23	Consent of Independent Registered Public Accounting Firm.
†24	Power of attorney (contained on signature page).
†31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Caleres, Inc. Incentive Compensation Recovery Policy, incorporated herein by reference to Exhibit 97.1 to the Company’s Form 10-K for the year ended February 3, 2024, and filed April 2, 2024.
†101.INS	Inline XBRL Instance Document
†101.SCH	Inline XBRL Taxonomy Extension Schema Document
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
†101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
†104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

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

Date: April 1, 2025

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

Signatures	Date	Title

/s/ John W. Schmidt		President, Chief Executive Officer and Director
John W. Schmidt	April 1, 2025	(Principal Executive Officer)

/s/ Jack P. Calandra		Senior Vice President and Chief Financial Officer
Jack P. Calandra	April 1, 2025	(Principal Financial Officer)

/s/ Todd E. Hasty		Senior Vice President and Chief Accounting Officer
Todd E. Hasty	April 1, 2025	(Principal Accounting Officer)

/s/ Diane M. Sullivan
Diane M. Sullivan	April 1, 2025	Executive Chair

/s/ Lisa A. Flavin
Lisa A. Flavin	April 1, 2025	Director

/s/ Brenda C. Freeman
Brenda C. Freeman	April 1, 2025	Director

/s/ Kyle F. Gendreau
Kyle F. Gendreau	April 1, 2025	Director

/s/ Lori H. Greeley
Lori H. Greeley	April 1, 2025	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	April 1, 2025	Director

/s/ Ward M. Klein
Ward M. Klein	April 1, 2025	Director

/s/ Steven W. Korn
Steven W. Korn	April 1, 2025	Director

/s/ Molly Langenstein
Molly Langenstein	April 1, 2025	Director

/s/ Wenda Harris Millard
Wenda Harris Millard	April 1, 2025	Director

/s/ Bruce K. Thorn
Bruce K. Thorn	April 1, 2025	Director