Form 10-Q
period 2025-05-03
CALERES INC
filed 2025-06-10
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 3, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of May 30, 2025, 33,796,728 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	May 3, 2025	May 4, 2024	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$33,139	$30,709	$29,636
Receivables, net	160,433	164,865	155,905
Inventories, net	573,615	530,570	565,241
Income taxes	4,675	8,407	13,668
Property and equipment, held for sale	16,777	16,777	16,777
Prepaid expenses and other current assets	57,753	54,008	55,282
Total current assets	846,392	805,336	836,509

Prepaid pension costs	79,452	76,302	78,463
Lease right-of-use assets	559,713	565,822	564,330
Property and equipment, net	185,069	168,154	175,213
Deferred income taxes	5,193	4,321	4,826
Goodwill and intangible assets, net	189,515	200,551	192,274
Other assets	42,362	40,624	43,139
Total assets	$1,907,696	$1,861,110	$1,894,754

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$258,500	$191,000	$219,500
Trade accounts payable	212,514	267,388	237,038
Income taxes	8,746	14,141	6,425
Lease obligations	118,781	120,872	127,522
Other accrued expenses	171,715	170,964	167,448
Total current liabilities	770,256	764,365	757,933
Other liabilities:
Noncurrent lease obligations	472,981	482,163	479,524
Income taxes	2,464	2,464	2,464
Deferred income taxes	32,146	11,928	31,772
Other liabilities	16,945	23,161	17,112
Total other liabilities	524,536	519,716	530,872
Equity:
Common stock	338	351	336
Additional paid-in capital	190,091	180,314	190,320
Accumulated other comprehensive loss	(27,173)	(34,121)	(34,022)
Retained earnings	441,923	423,760	442,390
Total Caleres, Inc. shareholders’ equity	605,179	570,304	599,024
Noncontrolling interests	7,725	6,725	6,925
Total equity	612,904	577,029	605,949
Total liabilities and equity	$1,907,696	$1,861,110	$1,894,754

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 3, 2025	May 4, 2024
Net sales	$614,221	$659,198
Cost of goods sold	335,527	350,103
Gross profit	278,694	309,095
Selling and administrative expenses	266,483	266,337
Restructuring and other special charges, net	627	—
Operating earnings	11,584	42,758
Interest expense, net	(3,795)	(3,778)
Other income, net	686	992
Earnings before income taxes	8,475	39,972
Income tax provision	(2,529)	(9,174)
Net earnings	5,946	30,798
Net loss attributable to noncontrolling interests	(997)	(141)
Net earnings attributable to Caleres, Inc.	$6,943	$30,939

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.21	$0.88

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.21	$0.88

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 3, 2025	May 4, 2024
Net earnings	$5,946	$30,798
Other comprehensive income (loss) ("OCI"), net of tax:
Foreign currency translation adjustment	5,808	(830)
Pension and other postretirement benefits adjustments	1,088	1,140
Other comprehensive loss, net of tax	6,896	310
Comprehensive income	12,842	31,108
Comprehensive loss attributable to noncontrolling interests	(950)	(214)
Comprehensive income attributable to Caleres, Inc.	$13,792	$31,322

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 3, 2025	May 4, 2024
Operating Activities
Net earnings	$5,946	$30,798
Adjustments to reconcile net earnings to net cash (used for) provided by operating activities:
Depreciation	10,770	9,396
Amortization of capitalized software	1,255	1,335
Amortization of intangible assets	2,759	2,759
Amortization of debt issuance costs and debt discount	102	102
Share-based compensation expense	2,843	3,710
(Gain) loss on disposal of property and equipment	(240)	39
Impairment charges for property, equipment, and lease right-of-use assets	277	245
Adjustment to expected credit losses	1,969	(1,038)
Deferred income taxes	7	472
Changes in operating assets and liabilities:
Receivables	(5,620)	(23,549)
Inventories	(10,032)	9,881
Prepaid expenses and other current and noncurrent assets	(2,346)	(2,716)
Trade accounts payable	(24,933)	15,536
Accrued expenses and other liabilities	(1,759)	(19,399)
Income taxes, net	11,275	8,729
Other, net	2,070	(226)
Net cash (used for) provided by operating activities	(5,657)	36,074

Investing Activities
Purchases of property and equipment	(20,542)	(9,802)
Capitalized software	(604)	(524)
Net cash used for investing activities	(21,146)	(10,326)

Financing Activities
Borrowings under revolving credit agreement	135,500	118,500
Repayments under revolving credit agreement	(96,500)	(109,500)
Dividends paid	(2,362)	(2,442)
Acquisition of treasury stock	(5,044)	(15,070)
Issuance of common stock under share-based plans, net	(3,067)	(7,847)
Contributions by noncontrolling interests	1,750	—
Net cash provided by (used for) financing activities	30,277	(16,359)
Effect of exchange rate changes on cash and cash equivalents	29	(38)
Increase in cash and cash equivalents	3,503	9,351
Cash and cash equivalents at beginning of period	29,636	21,358
Cash and cash equivalents at end of period	$33,139	$30,709

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 1, 2025	33,631,764	$336	$190,320	$(34,022)	$442,390	$599,024	$6,925	$605,949
Net earnings (loss)					6,943	6,943	(997)	5,946
Foreign currency translation adjustment				5,761		5,761	47	5,808
Pension and other postretirement benefits adjustments, net of tax of $376				1,088		1,088		1,088
Comprehensive income (loss)				6,849	6,943	13,792	(950)	12,842
Contributions by noncontrolling interests						—	1,750	1,750
Dividends ($0.07 per share)					(2,362)	(2,362)		(2,362)
Acquisition of treasury stock	(300,000)	(3)			(5,048)	(5,051)		(5,051)
Issuance of common stock under share-based plans, net	483,778	5	(3,072)			(3,067)		(3,067)
Share-based compensation expense			2,843			2,843		2,843
BALANCE MAY 3, 2025	33,815,542	$338	$190,091	$(27,173)	$441,923	$605,179	$7,725	$612,904

BALANCE FEBRUARY 3, 2024	35,490,019	$355	$184,451	$(34,504)	$410,329	$560,631	$6,939	$567,570
Net earnings (loss)					30,939	30,939	(141)	30,798
Foreign currency translation adjustment				(757)		(757)	(73)	(830)
Pension and other postretirement benefits adjustments, net of tax of $395				1,140		1,140		1,140
Comprehensive income (loss)				383	30,939	31,322	(214)	31,108
Dividends ($0.07 per share)					(2,442)	(2,442)		(2,442)
Acquisition of treasury stock	(416,000)	(4)			(15,066)	(15,070)		(15,070)
Issuance of common stock under share-based plans, net	61,388	0	(7,847)			(7,847)		(7,847)
Share-based compensation expense			3,710			3,710		3,710
BALANCE MAY 4, 2024	35,135,407	$351	$180,314	$(34,121)	$423,760	$570,304	$6,725	$577,029

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

The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended February 1, 2025.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Noncontrolling Interests

Noncontrolling interests in the Company’s condensed consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. In 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China. The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”). During the thirteen weeks ended May 3, 2025, capital contributions of $3.5 million were made to CLT, including $1.8 million received from Brand Investment Holding. There were no capital contributions made during the thirteen weeks ended May 4, 2024.

Net sales and operating losses of CLT for the periods ended May 3, 2025 and May 4, 2024 were as follows:

	Thirteen Weeks Ended
($ thousands)	May 3, 2025	May 4, 2024
Net sales	$7,210	$5,722
Operating loss	(1,996)	(300)

The Company consolidates CLT into its condensed consolidated financial statements on a one-month lag. Net loss attributable to noncontrolling interests represents the share of net earnings that is attributable to Brand Investment Holding. Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financial institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of May 3, 2025 and May 4, 2024, the Company had $11.8 million and $16.0 million, respectively, of accounts payable subject to the Program arrangements.

The following table is a rollforward of the obligations confirmed under the Program for May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
($ thousands)	May 3, 2025	May 4, 2024
Confirmed obligations outstanding at the beginning of the period	$21,970	$12,954
Invoices confirmed during the period	26,324	28,525
Confirmed invoices paid during the period	36,497	25,476
Confirmed obligations outstanding at the end of the period	$11,797	$16,003

Property and Equipment, Held for Sale

In January 2025, the Company entered into an agreement to sell the main portion of its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri, subject to certain closing conditions. In February 2025, the Company entered into two letters of intent to sell the remaining portions of the Campus.  In April 2025, the Company entered into an agreement to sell one of the remaining parcels.  The Company expects each of the components of the Campus to qualify as a completed sale within the next year. Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale on the consolidated balance sheet as of May 3, 2025 within the Eliminations and Other category. The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of May 3, 2025.

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

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended May 3, 2025
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$281,614	$16,936	$—	$298,550
E-commerce - Company websites (1)	45,590	54,900	—	100,490
E-commerce - wholesale drop-ship (1)	—	31,182	(1,550)	29,632
Total direct-to-consumer sales	327,204	103,018	(1,550)	428,672
Wholesale - e-commerce (1)	—	63,107	—	63,107
Wholesale - landed	—	117,863	(7,300)	110,563
Wholesale - first cost	—	9,818	—	9,818
Licensing and royalty	342	1,577	—	1,919
Other (2)	130	12	—	142
Net sales	$327,676	$295,395	$(8,850)	$614,221

	Thirteen Weeks Ended May 4, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$304,528	$17,089	$—	$321,617
E-commerce - Company websites (1)	44,478	58,007	—	102,485
E-commerce - wholesale drop-ship (1)	—	30,370	(1,348)	29,022
Total direct-to-consumer sales	349,006	105,466	(1,348)	453,124
Wholesale - e-commerce (1)	—	67,787	—	67,787
Wholesale - landed	—	125,757	(6,218)	119,539
Wholesale - first cost	—	15,736	—	15,736
Licensing and royalty	427	2,438	—	2,865
Other (2)	120	27	—	147
Net sales	$349,553	$317,211	$(7,566)	$659,198

(1)	Collectively referred to as "e-commerce" in the narrative below
(2)	Includes breakage revenue from unredeemed gift cards, which is recognized during the 24-month period following the sale of the gift cards according to the Company’s historical redemption patterns.

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

E-commerce

The Company generates revenue from sales on websites maintained by the Company that are shipped from the Company’s distribution centers or retail stores directly to the consumer, picked up directly by the consumer from the Company’s stores, or delivered from our Famous Footwear stores to the consumer via a third-party delivery service (“e-commerce – Company websites”); sales from the Company’s wholesale customers’ websites that are fulfilled on a drop-ship basis (“e-commerce – wholesale drop ship”); and other e-commerce sales (“wholesale – e-commerce”), collectively referred to as "e-commerce".  The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

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

Information about significant balances from contracts with customers is as follows:

($ thousands)	May 3, 2025	May 4, 2024	February 1, 2025
Customer allowances and discounts	$15,135	$17,090	$16,147
Loyalty programs liability	8,568	8,350	7,776
Returns reserve	15,861	15,100	9,584
Gift card liability	5,876	5,841	6,338

Changes in contract balances with customers between the periods presented generally reflect differences in relative sales volume.  In addition, during the thirteen weeks ended May 3, 2025, the loyalty programs liability increased $6.3 million due to points and material rights earned on purchases and decreased $5.5 million due to expirations and redemptions. During the thirteen weeks ended May 4, 2024, the loyalty programs liability increased $9.7 million due to points and material rights earned on purchases and decreased $12.8 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirteen weeks ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
($ thousands)	May 3, 2025	May 4, 2024
Balance, beginning of period	$8,323	$8,820
Adjustment for expected credit losses	1,969	(1,038)
Uncollectible account (write-offs) recoveries, net	(28)	319
Balance, end of period	$10,264	$8,101

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 3, 2025	May 4, 2024

NUMERATOR
Net earnings	$5,946	$30,798
Net loss attributable to noncontrolling interests	997	141
Net earnings attributable to Caleres, Inc.	$6,943	$30,939
Net earnings allocated to participating securities	(241)	(1,208)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$6,702	$29,731

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	32,523	33,793
Dilutive effect of share-based awards	128	106
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	32,651	33,899

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.21	$0.88

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.21	$0.88

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has a publicly announced share repurchase program.  The Company repurchased 300,000 and 416,000 shares under this program during the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.

Under the provisions of the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), a 1% excise tax is imposed on repurchases of common stock beginning on January 1, 2023.  Excise taxes incurred on share repurchases are incremental costs to purchase the stock, and accordingly, are included in the total cost basis of the common stock acquired and reflected as a reduction of shareholders’ equity within retained earnings in the condensed consolidated statements of shareholders’ equity.  An immaterial amount of excise taxes were due on share repurchases during the thirteen weeks ended May 3, 2025.  No excise taxes were due on share repurchases for the thirteen weeks ended May 4, 2024.

Note 5 Restructuring and Other Special Charges

In February 2025, the Company signed a definitive agreement to acquire Stuart Weitzman from Tapestry, Inc. for $105 million, subject to customary adjustments. Stuart Weitzman has been an iconic global luxury women’s footwear brand for over 35 years.  The acquisition, which is expected to close in the summer of 2025, is expected to be funded through the Company’s revolving credit agreement.  The Company incurred legal and other related costs of approximately $0.6 million ($0.5 million on an after-tax basis) during the thirteen weeks ended May 3, 2025 associated with the acquisition of Stuart Weitzman.  These costs are reflected in restructuring and other special charges in the condensed consolidated statement of earnings for the thirteen weeks ended May 3, 2025 in the Eliminations and Other category.  The Company incurred no restructuring charges during the thirteen weeks ended May 4, 2024.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended May 3, 2025 and May 4, 2024:

	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Net sales (1)	$327,676	295,395	(8,850)	$614,221
Cost of goods sold	179,235	166,108	(9,816)	335,527
Gross Profit	$148,441	129,287	966	$278,694

Less expenses:
Retail stores (2)	89,621	7,433	—	97,054
Information technology	7,810	7,644	1,398	16,852
Warehousing and distribution	14,000	16,160	(3,080)	27,080
Advertising and marketing	8,655	21,541	139	30,335
Restructuring and other special charges, net	—	—	627	627
Other expenses (3)	23,381	59,094	12,687	95,162
Operating earnings (loss)	$4,974	$17,415	$(10,805)	$11,584

Segment assets	$877,642	861,984	168,070	$1,907,696

	Thirteen Weeks Ended May 4, 2024
	Famous	Brand	Eliminations
	Footwear	Portfolio	and Other	Total
Net sales (1)	$349,553	$317,211	$(7,566)	$659,198
Cost of goods sold	188,548	169,399	(7,844)	350,103
Gross Profit	$161,005	147,812	278	$309,095

Less expenses:
Retail stores (2)	87,542	7,477	—	95,019
Information technology	7,784	7,077	1,242	16,103
Warehousing and distribution	14,476	14,763	(1,190)	28,049
Advertising and marketing	10,248	24,032	(791)	33,489
Restructuring and other special charges, net	—	—	—	—
Other expenses (3)	24,100	53,038	16,539	93,677
Operating earnings (loss)	$16,855	$41,425	$(15,522)	$42,758

Segment assets	$868,729	827,645	164,736	$1,861,110
(1)	Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $8.9 million and $7.6 million for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.
(2)	Includes compensation and facilities costs associated with the Company’s North America retail stores.
(3)	Primarily includes compensation costs associated with non-retail store operations, depreciation and amortization, and other overhead expenses.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 3, 2025	May 4, 2024
Operating earnings	$11,584	$42,758
Interest expense, net	(3,795)	(3,778)
Other income, net	686	992
Earnings before income taxes	$8,475	$39,972

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	May 3, 2025	May 4, 2024	February 1, 2025
Raw materials	$14,736	$13,521	$14,352
Work-in-process	617	608	644
Finished goods	558,262	516,441	550,245
Inventories, net (1)	$573,615	$530,570	$565,241
(1)	Net of adjustment to last-in, first-out cost of $10.9 million as of May 3, 2025, May 4, 2024 and February 1, 2025.

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	May 3, 2025	May 4, 2024	February 1, 2025
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(160,324)	(149,288)	(157,565)
Total intangible assets, net	184,559	195,595	187,318
Goodwill
Brand Portfolio (2)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$189,515	$200,551	$192,274
(1)	The carrying amount of intangible assets as of May 3, 2025, May 4, 2024 and February 1, 2025 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of May 3, 2025, May 4, 2024 and February 1, 2025 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of May 3, 2025, May 4, 2024 and February 1, 2025 were as follows:

($ thousands)	May 3, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$142,610	$10,200	$146,678
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	17,714	4,005	22,481
		$451,088	$160,324	$106,205	$184,559

	May 4, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$133,863	$10,200	$155,425
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	15,425	4,005	24,770
		$451,088	$149,288	$106,205	$195,595

	February 1, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$140,424	$10,200	$148,864
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	17,141	4,005	23,054
		$451,088	$157,565	$106,205	$187,318

Amortization expense related to intangible assets was $2.8 million for the thirteen weeks ended May 3, 2025 and May 4, 2024.  The Company estimates that amortization expense related to intangible assets will be approximately $11.0 million in 2025 and 2026, $10.9 million in 2027, and $10.7 million in 2028 and 2029.

Goodwill is tested for impairment as of the first day of the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the thirteen weeks ended May 3, 2025 or May 4, 2024.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the thirteen weeks ended May 3, 2025 or May 4, 2024.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates. During the thirteen weeks ended May 3, 2025, the Company recorded asset impairment charges of $0.3 million. Refer to Note 14 to the condensed consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in retail stores.

During the thirteen weeks ended May 3, 2025, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $30.3 million on the condensed consolidated balance sheets. As of May 3, 2025, the Company has entered into lease commitments for four retail locations for which the leases have not yet commenced. The Company anticipates that one lease will begin in the current fiscal year and three will begin in fiscal 2026. Upon commencement, right-of-use assets and lease liabilities of approximately $1.9 million will be recorded in the current fiscal year and $3.8 million will be recorded in fiscal 2026 on the condensed consolidated balance sheets.

The components of lease expense for the thirteen weeks ended  May 3, 2025 and May 4, 2024 were as follows:

	Thirteen Weeks Ended
($ thousands)	May 3, 2025	May 4, 2024
Operating lease expense	$40,577	$40,023
Variable lease expense	11,731	10,735
Short-term lease expense	144	307
Total lease expense	$52,452	$51,065

During the thirteen weeks ended May 3, 2025 and May 4, 2024, the Company paid cash for lease liabilities of $51.2 million and $42.2 million, respectively.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of May 3, 2025.

At May 3, 2025, the Company had $258.5 million of borrowings outstanding and $8.1 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $233.4 million as of May 3, 2025.  As further discussed in Note 4 to the condensed consolidated financial statements, the Company repurchased approximately 0.3 million shares of common stock during the thirteen weeks ended May 3, 2025 at a total cost of approximately $5.0 million, excluding the cost of broker commissions and excise taxes due under the Inflation Reduction Act.  Borrowings under the revolving credit agreement were used to repurchase these shares of common stock.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended May 3, 2025 and May 4, 2024:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at February 1, 2025	$(5,789)	$(28,233)	$(34,022)
Other comprehensive income before reclassifications	5,761	—	5,761
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,464	1,464
Tax benefit	—	(376)	(376)
Net reclassifications	—	1,088	1,088
Other comprehensive income	5,761	1,088	6,849
Balance at May 3, 2025	$(28)	$(27,145)	$(27,173)

Balance at February 3, 2024	$(1,098)	$(33,406)	$(34,504)
Other comprehensive loss before reclassifications	(757)	—	(757)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,535	1,535
Tax benefit	—	(395)	(395)
Net reclassifications	—	1,140	1,140
Other comprehensive (loss) income	(757)	1,140	383
Balance at May 4, 2024	$(1,855)	$(32,266)	$(34,121)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $2.8 million and $3.7 million during the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.

The Company had net issuances of 483,778 and 61,388 shares of common stock during the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended May 3, 2025 and May 4, 2024:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 3, 2025			May 4, 2024
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at February 1, 2025	1,141,319	$27.60	Nonvested at February 3, 2024	1,512,421	$21.96
Granted	748,063	17.18	Granted	303,285	41.05
Forfeited	(71,329)	24.95	Forfeited	(39,352)	23.16
Vested	(463,989)	22.06	Vested	(480,269)	19.99
Nonvested at May 3, 2025	1,354,064	$23.88	Nonvested at May 4, 2024	1,296,085	$27.12

The Company granted 748,063 restricted shares during the thirteen weeks ended May 3, 2025, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years. The Company granted 303,285 restricted shares during the thirteen weeks ended May 4, 2024, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.

Performance Awards

The Company granted no performance share awards during the thirteen weeks ended May 3, 2025.  During the thirteen weeks ended May 4, 2024, the Company granted performance share awards for a targeted 165,854 shares, with a weighted-average grant date fair value of $41.05 in connection with the 2024 performance award (2024 – 2026 performance period).  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The performance awards are payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

During the thirteen weeks ended May 3, 2025, the Company granted long-term incentive awards payable in cash for the 2025-2027 performance period, with a target value of $6.7 million and a maximum value of $13.4 million.  This award, which vests after a three-year period, is dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated value of this award, which is reflected within other liabilities on the consolidated balance sheet as of May 3, 2025, is being accrued over the three-year performance period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 1,885 and 879 RSUs for dividend equivalents, during the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively, with weighted-average grant date fair values of $15.64 and $35.57, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
Service cost	$1,224	$1,192	$—	$—
Interest cost	3,621	3,732	13	13
Expected return on assets	(5,556)	(6,076)	—	—
Amortization of:
Actuarial loss (gain)	1,477	1,539	(20)	(28)
Prior service cost	7	24	—	—
Total net periodic benefit expense (income)	$773	$411	$(7)	$(15)

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

Non-Qualified Restoration Plan Assets and Liabilities

The Company maintains a non-qualified restoration deferred compensation plan (the “Restoration Plan”) for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  The plan assets and liabilities fluctuate with the returns on the investment funds.  The deferrals are held in a separate trust, which has been established by the Company to administer the Restoration Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Restoration Plan are presented in other accrued expenses and the assets held by the trust are classified within prepaid and other current assets in the condensed consolidated balance sheets.    Changes in the Restoration Plan assets and liabilities are charged to selling and administrative expenses.  The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 3, 2025 and May 4, 2024.  During the thirteen weeks ended May 3, 2025 and May 4, 2024, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
May 3, 2025:
Non-qualified deferred compensation plan assets	$11,037	11,037	$—	$—
Non-qualified deferred compensation plan liabilities	(11,037)	(11,037)	—	—
Non-qualified restoration plan assets	447	447	—	—
Non-qualified restoration plan liabilities	(447)	(447)	—	—
Deferred compensation plan liabilities for non-employee directors	(922)	(922)	—	—
Restricted stock units for non-employee directors	(988)	(988)	—	—
May 4, 2024:
Non-qualified deferred compensation plan assets	10,169	10,169	—	—
Non-qualified deferred compensation plan liabilities	(10,169)	(10,169)	—	—
Non-qualified restoration plan assets	256	256	—	—
Non-qualified restoration plan liabilities	(256)	(256)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,204)	(2,204)	—	—
Restricted stock units for non-employee directors	(3,023)	(3,023)	—	—
February 1, 2025:
Non-qualified deferred compensation plan assets	10,939	10,939	—	—
Non-qualified deferred compensation plan liabilities	(10,939)	(10,939)	—	—
Non-qualified restoration plan assets	444	444	—	—
Non-qualified restoration plan liabilities	(444)	(444)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,039)	(1,039)	—	—
Restricted stock units for non-employee directors	(1,130)	(1,130)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with carrying amounts of $623.3 million and $655.1 million at May 3, 2025 and May 4, 2024, respectively, were assessed for indicators of impairment. This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended
($ thousands)	May 3, 2025	May 4, 2024
Long-Lived Asset Impairment Charges:
Famous Footwear	$277	$195
Brand Portfolio	—	50
Total long-lived asset impairment charges	$277	$245

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments (Level 1).

The fair values of the borrowings under revolving credit agreement of $258.5 million and $191.0 million as of May 3, 2025 and May 4, 2024, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 29.8% and 23.0% for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.  The higher effective tax rate was driven by a discrete tax provision related to share-based compensation of approximately $0.3 million in the first quarter of 2025, compared to discrete tax benefits of approximately $0.8 million in the first quarter of 2024.

As of May 3, 2025, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax, beyond the amounts recorded for the one-time transition tax for the mandatory deemed repatriation of cumulative international earnings, as required by the Tax Cuts and Jobs Act.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through May 3, 2025 were $34.9 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at May 3, 2025 is $9.1 million, of which $8.2 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses.  Of the total $9.1 million reserve, $4.7 million is for off-site remediation and $4.4 million is for on-site remediation. The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $12.2 million as of May 3, 2025.  The Company expects to spend approximately $0.1 million in 2025, $0.1 million in each of the following four years and $11.7 million in the aggregate thereafter related to the on-site remediation.

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

Acquisition of Stuart Weitzman

In February 2025, we signed a definitive agreement to acquire Stuart Weitzman from Tapestry, Inc. for $105 million, subject to customary adjustments.  Stuart Weitzman has been an iconic global luxury women’s footwear brand for over 35 years.  The acquisition of Stuart Weitzman advances our strategic agenda to grow our Brand Portfolio segment with more global and direct-to-consumer reach.  The acquisition is expected to close in the summer of 2025.  We expect to fund the acquisition with our revolving credit facility.

Known Trends Impacting Our Business

Based on the current macroeconomic environment and our recent operating results, we believe the following trends may continue to impact our business and operating results:

Macroeconomic Environment

Macroeconomic factors continued to impact consumer discretionary spending and our financial results during the first quarter of 2025. Recent tariff announcements by the United States presidential administration and the lack of clarity surrounding future trade policy developments have heightened uncertainty in the global economy.  We continued to experience lighter consumer traffic in our retail stores during the first quarter, resulting in lower net sales.  Following the executive order on tariffs, we acted quickly to pause production in China and made other sourcing changes, such as negotiating price concessions with our factories, to mitigate the impact of the tariffs.  While we believe that the structural changes we have implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends and the impact of trade policy decisions may continue to adversely impact our financial results in the future.  In the near-term, we are focused on the areas within our control, including optimizing our sourcing strategy.  In addition, we expect to decrease selling and administrative expenses by approximately $15 million on an annualized basis through structural expense reductions.  We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Liquidity

Our liquidity position remains strong, with $33.1 million in cash and cash equivalents and excess availability on our revolving credit agreement of $233.4 million as of May 3, 2025.  During the first quarter of 2025, borrowings on our revolving credit agreement increased by $39.0 million to $258.5 million.  During 2025, we expect to refinance our revolving credit facility in advance of its maturity in October 2026.  Refer to Note 5 to the condensed consolidated financial statements for further discussion of the acquisition.

Financial Highlights

Highlights of our consolidated and segment results for the first quarter of 2025 and 2024 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	May 3, 2025	May 4, 2024	Change (1)
Consolidated net sales	$614.2	$659.2	($45.0)	(6.8)%
Famous Footwear segment net sales	$327.7	$349.6	($21.9)	(6.3)%
Famous Footwear comparable sales % change	(4.6)%	(2.3)%	n/m	n/m
Brand Portfolio segment net sales	$295.4	$317.2	($21.8)	(6.9)%
Gross profit	$278.7	$309.1	($30.4)	(9.8)%
Gross margin	45.4%	46.9%	n/m	(152 bps)
Operating earnings	$11.6	$42.8	($31.2)	(72.9)%
Diluted earnings per share	$0.21	$0.88	($0.67)	(76.1)%
(1)	n/m – not meaningful

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$614.2	100.0%	$659.2	100.0%
Cost of goods sold	335.5	54.6%	350.1	53.1%
Gross profit	278.7	45.4%	309.1	46.9%
Selling and administrative expenses	266.5	43.4%	266.3	40.4%
Restructuring and other special charges, net	0.6	0.1%	—	—%
Operating earnings	11.6	1.9%	42.8	6.5%
Interest expense, net	(3.8)	(0.6)%	(3.8)	(0.6)%
Other income, net	0.7	0.1%	1.0	0.2%
Earnings before income taxes	8.5	1.4%	40.0	6.1%
Income tax provision	(2.6)	(0.4)%	(9.2)	(1.4)%
Net earnings	5.9	1.0%	30.8	4.7%
Net loss attributable to noncontrolling interests	(1.0)	(0.1)%	(0.1)	(0.0)%
Net earnings attributable to Caleres, Inc.	$6.9	1.1%	$30.9	4.7%

Net Sales

Net sales decreased $45.0 million, or 6.8%, to $614.2 million for the first quarter of 2025, compared to $659.2 million for the first quarter of 2024, with declines in both our Famous Footwear and Brand Portfolio segments.  Net sales in our Famous Footwear segment decreased $21.9 million, or 6.3%, and comparable sales declined 4.6%, reflecting slower traffic in both our retail stores and e-commerce business.  Net sales in the Brand Portfolio segment decreased $21.8 million, or 6.9% during the first quarter of 2025. Our direct-to-consumer sales represented approximately 70% of consolidated net sales for the first quarter of 2025, compared to 69% in the first quarter of 2024. We remain focused on international growth, direct-to-consumer penetration, elevating the consumer experience at Famous Footwear and maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Gross Profit

Gross profit decreased $30.4 million, or 9.8%, to $278.7 million for the first quarter of 2025, compared to $309.1 million for the first quarter of 2024.  As a percentage of net sales, gross profit decreased to 45.4% for the first quarter of 2025, compared to 46.9% for the first quarter of 2024, reflecting lower merchandise margins, incremental costs associated with canceling and moving inventory out of China after the tariff escalation in April and higher inventory markdowns.  In addition, we experienced higher freight costs, due in part to the higher mix of e-commerce sales.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $0.2 million, or 0.1%, to $266.5 million for the first quarter of 2025, compared to $266.3 million for the first quarter of 2024.  The increase was driven by higher costs associated with growth in our international business, higher facilities costs, reflecting higher depreciation associated with the investment in Famous Footwear store renovations and upgrades to the FLAIR (Famous Localized and Immersive Retail) concept and higher store rent expense as leases are renewed, and higher information technology expenses.  These increases were partially offset by lower advertising and marketing expenses and lower expenses for our cash and share-based incentive compensation plans. As a percentage of net sales, selling and administrative expenses increased to 43.4% for the first quarter of 2025, from 40.4% for the first quarter of 2024, reflecting deleveraging of expenses on lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.6 million for the first quarter of 2025 were for legal and other related costs associated with the pending acquisition of Stuart Weitzman, which is expected to close in the summer of 2025.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no restructuring and other special charges during the first quarter of 2024.

Operating Earnings

Operating earnings decreased $31.2 million to $11.6 million for the first quarter of 2025, compared to $42.8 million for the first quarter of 2024, reflecting the factors described above. As a percentage of net sales, operating earnings were 1.9% for the first quarter of 2025, compared to 6.5% for the first quarter of 2024.

Interest Expense, Net

Interest expense, net was $3.8 million for the first quarter of 2025, consistent with the first quarter of 2024, reflecting higher average borrowings on our revolving credit facility, offset by a lower weighted-average interest rate.  As discussed above, we expect to fund the acquisition of Stuart Weitzman with our revolving credit facility.  We anticipate that the higher borrowings will result in higher interest expense for the second half of 2025.

Other Income, Net

Other income, net decreased $0.3 million to $0.7 million for the first quarter of 2025, compared to $1.0 million for the first quarter of 2024, primarily reflecting lower income generated from our pension plan assets in the first quarter of 2025.  Refer to Note 13 of the condensed consolidated financial statements for further information.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was 29.8% for the first quarter of 2025, compared to 23.0% for the first quarter of 2024. The higher effective tax rate was driven in part by a discrete tax provision, related to share-based compensation, of approximately $0.3 million in the first quarter of 2025, compared to discrete tax benefits of approximately $0.8 million in the first quarter of 2024.

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

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. was $6.9 million for the first quarter of 2025 and $30.9 million for the first quarter of 2024, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales
Net sales	$327.7	100.0%	$349.6	100.0%
Cost of goods sold	179.3	54.7%	188.6	53.9%
Gross profit	148.4	45.3%	$161.0	46.1%
Selling and administrative expenses	143.4	43.8%	144.1	41.3%
Operating earnings	$5.0	1.5%	$16.9	4.8%

Key Metrics
Comparable sales % change	(4.6)%		(2.3)%
Comparable sales $ change	$(15.6)		$(8.0)
Sales change from new and closed stores, net	$(6.0)		$8.4
Impact of changes in Canadian exchange rate on sales	$(0.3)		$(0.0)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$51		$54
Sales per square foot, excluding e-commerce (trailing twelve months)	$235		$246
Square footage (thousand sq. ft.)	5,504		5,622

Stores opened	—		3
Stores closed	11		8
Ending stores	835		855

Net Sales

Net sales of $327.7 million in the first quarter of 2025 decreased $21.9 million, or 6.3%, compared to the first quarter of 2024.  We experienced a slow start to the first quarter of 2025, but sales improved in March and April.  Comparable sales decreased 4.6% driven by a decline in consumer traffic in both our retail stores and e-commerce business.  Despite the decline in traffic, we experienced growth in e-commerce sales and higher penetration of this channel.  Penetration of e-commerce sales increased to 14% of net sales in the first quarter of 2025, compared to 13% in the first quarter of 2024.  Our kids category, which is a key differentiator for Famous Footwear, continued to outperform the total chain.

We closed 11 stores during the first quarter of 2025, resulting in 835 stores and total square footage of 5.5 million at the end of the quarter, compared to 855 stores and total square footage of 5.6 million at the end of the first quarter of 2024.  Sales to members of our customer loyalty program, Famously You Rewards, continue to account for a majority of the segment’s sales, with approximately 79% of our net sales made to program members in the first quarter of 2025, compared to 78% in the first quarter of 2024.

Gross Profit

Gross profit decreased $12.6 million, or 7.8%, to $148.4 million for the first quarter of 2025, compared to $161.0 million for the first quarter of 2024.  As a percentage of net sales, our gross profit decreased to 45.3% for the first quarter of 2025, from 46.1% for the first quarter of 2024, reflecting higher freight costs, due in part to the higher mix of e-commerce sales, and higher levels of promotional activity during the quarter.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.6 million, or 0.4%, to $143.5 million for the first quarter of 2025, compared to $144.1 million for the first quarter of 2024.  The decrease was primarily driven by lower marketing costs, partially offset by higher facilities costs, including depreciation expense associated with the investments in the FLAIR store concept. During the first quarter of 2025, we converted 10 stores to the new FLAIR concept, ending the quarter with a total of 44 FLAIR stores.  These stores continue to outperform our traditionally designed retail stores.  As a percentage of net sales, selling and administrative expenses increased to 43.8% for the first quarter of 2025, compared to 41.3% for the first quarter of 2024, reflecting the deleveraging of expenses on lower net sales.

Operating Earnings

Operating earnings decreased $11.9 million to $5.0 million for the first quarter of 2025, compared to $16.9 million for the first quarter of 2024, primarily reflecting the factors described above.  As a percentage of net sales, operating earnings declined to 1.5% for the first quarter of 2025, compared to 4.8% for the first quarter of 2024.

BRAND PORTFOLIO

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$295.4	100.0%	$317.2	100.0%
Cost of goods sold	166.1	56.2%	169.4	53.4%
Gross profit	129.3	43.8%	147.8	46.6%
Selling and administrative expenses	111.9	37.9%	106.4	33.5%
Operating earnings	$17.4	5.9%	$41.4	13.1%

Key Metrics
Direct-to-consumer (% of net sales) (1)	35%		33%
Change in wholesale net sales ($)	$(17.6)		$(13.1)
Change in retail net sales ($)	$(4.2)		$4.8
Unfilled order position at end of period	$263.6		$257.0

Company-Operated Stores:
North America
Stores opened	3		—
Stores closed	2		1
Ending stores - North America	61		61
East Asia
Ending stores - East Asia	54		38
Total Company-Operated Stores	115		99

International franchise locations	116		103
Total	231		202
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales of $295.4 million in the first quarter of 2025 decreased $21.8 million, or 6.9%, compared to the first quarter of 2024. During the first quarter of 2025, we experienced solid consumer demand in key categories, including fashion, flats, sandals and sneakers, while dress styles were more challenged.  Our direct-to-consumer sales represented approximately 35% of net sales for the first quarter of 2025, compared to 33% in the first quarter of 2024.  During the first quarter of 2025, we opened three stores and closed two stores in the United States, resulting in a total of 61 stores, consistent with the first quarter of 2024.  We have expanded our international presence.  There were 54 stores in East Asia at May 3, 2025, compared to 38 stores at May 4, 2024. There were also 116 international branded stores owned and operated by third parties through franchise agreements at May 3, 2025, compared to 103 international branded stores at May 4, 2024.

Our unfilled order position for our wholesale sales increased $6.6 million, or 2.6%, to $263.6 million at May 3, 2025, compared to $257.0 million at May 4, 2024.

Gross Profit

Gross profit decreased $18.5 million, or 12.5%, to $129.3 million for the first quarter of 2025, compared to $147.8 million for the first quarter of 2024, driven by lower net sales.  As a percentage of net sales, our gross profit decreased to 43.8% for the first quarter of 2025, compared to 46.6% for the first quarter of 2024.  The decrease was driven by lower merchandise margins, incremental costs associated with canceling and moving inventory out of China after the tariff escalation in April and higher inventory markdowns.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.5 million, or 5.2%, to $111.9 million for the first quarter of 2025, compared to $106.4 million for the first quarter of 2024.  The increase reflects higher costs associated with growth in our international business, a higher provision for expected credit losses and higher salary and benefits expense, partially offset by lower marketing expenses.  As a percentage of net sales, selling and administrative expenses increased to 37.9% for the first quarter of 2025, compared to 33.5% for the first quarter of 2024.

Operating Earnings

Operating earnings decreased to $17.4 million for the first quarter of 2025, from $41.4 million for the first quarter of 2024, as a result of the factors described above.  As a percentage of net sales, operating earnings were 5.9% for the first quarter of 2025, compared to 13.1% for the first quarter of 2024.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended
	May 3, 2025		May 4, 2024
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$(8.9)	100.0%	$(7.6)	100.0%
Cost of goods sold	(9.9)	110.9%	(7.9)	103.7%
Gross profit	1.0	(10.9)%	0.3	(3.7)%
Selling and administrative expenses	11.1	(125.9)%	15.8	(208.9)%
Restructuring and other special charges, net	0.6	(7.1)%	—	—%
Operating loss	$(10.7)	122.1%	$(15.5)	205.2%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $8.9 million for the first quarter of 2025 is $1.3 million, or 17.0%, higher than the first quarter of 2024, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $4.7 million, to $11.1 million in the first quarter of 2025, compared to $15.8 million for the first quarter of 2024.  The decrease primarily reflects lower expenses for our cash and share-based incentive compensation.

Restructuring and other special charges of $0.6 million for the first quarter of 2025 were for legal and other related costs associated with the pending acquisition of Stuart Weitzman that is expected to close in the summer of 2025. There were no restructuring and other special charges during the first quarter of 2024.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs that matures on October 5, 2026. The aggregate amount available under the revolving credit facility is up to $500.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million.  Interest on the borrowings is at variable rates based on the SOFR, or the prime rate (as defined in the Credit Agreement), plus a spread.  During 2025, we expect to refinance our revolving credit facility in advance of its maturity in October 2026.

Total debt obligations of $258.5 million at May 3, 2025 increased $67.5 million, from $191.0 million at May 4, 2024, and $39.0 million, from $219.5 million at February 1, 2025.  During the first quarter of 2025, we used our revolving credit facility to repurchase $5.0 million of shares of our common stock under our share repurchase program.  Net interest expense for the first quarter of 2025 was $3.8 million, consistent with the first quarter of 2024, reflecting higher average borrowings on our revolving credit facility, offset by a lower weighted-average interest rate.

At May 3, 2025, we had $258.5 million in borrowings and $8.1 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $233.4 million at May 3, 2025.  We were in compliance with all covenants and restrictions under the Credit Agreement as of May 3, 2025.

Working Capital and Cash Flow

	Thirteen Weeks Ended

($ millions)	May 3, 2025	May 4, 2024	Change
Net cash (used for) provided by operating activities	$(5.7)	$36.1	$(41.8)
Net cash used for investing activities	(21.1)	(10.3)	(10.8)
Net cash provided by (used for) financing activities	30.3	(16.4)	46.7
Effect of exchange rate changes on cash and cash equivalents	0.0	(0.0)	0.0
Increase in cash and cash equivalents	$3.5	$9.4	$(5.9)

Reasons for the major variances in cash provided in the table above are as follows:

Cash provided by operating activities was $41.8 million lower in the thirteen weeks ended May 3, 2025 as compared to the thirteen weeks ended May 4, 2024, primarily reflecting the following factors:

●	A decrease in trade accounts payable during the thirteen weeks ended May 3, 2025, compared to the thirteen weeks ended May 4, 2024,
●	Lower net earnings in the thirteen weeks ended May 3, 2025, compared to the thirteen weeks ended May 4, 2024,
●	An increase in inventory during the thirteen weeks ended May 3, 2025, compared to a decrease in the thirteen weeks ended May 4, 2024, partially offset by
●	A smaller increase in accounts receivable during the thirteen weeks ended May 3, 2025 compared to the thirteen weeks ended May 4, 2024, and
●	A smaller decrease in accrued expenses and other liabilities during the thirteen weeks ended May 3, 2025, compared to the thirteen weeks ended May 4, 2024.

Cash used for investing activities was $10.8 million higher for the thirteen weeks ended May 3, 2025 as compared to the thirteen weeks ended May 4, 2024, reflecting higher capital expenditures, due in part to the Famous Footwear store remodels to the new FLAIR concept. We had 44 FLAIR stores as of May 3, 2025 and expect to add nine more FLAIR stores during the second quarter of 2025.

Cash provided by financing activities was $30.3 million for the thirteen weeks ended May 3, 2025 as compared to cash used for financing activities of $16.4 million for the thirteen weeks ended May 4, 2024, primarily due to net borrowings on our revolving credit agreement of $39.0 million in the thirteen weeks ended May 3, 2025, compared to net borrowings of $9.0 million in the comparable period in 2024.  These increases were partially offset by $5.0 million of repurchases of our common stock during the thirteen weeks ended May 3, 2025, compared to $15.1 million in repurchases during the thirteen weeks ended May 4, 2024.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 3, 2025	May 4, 2024	February 1, 2025
Working capital ($ millions) (1)	$76.1	$41.0	$78.6
Current ratio (2)	1.10:1	1.05:1	1.10:1
Debt-to-capital ratio (3)	29.7%	24.9%	26.6%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at May 3, 2025 was $76.1 million, which was an increase of $35.1 million from May 4, 2024 and a $2.5 million decrease from February 1, 2025.  The increase in working capital from May 4, 2024 primarily reflects lower trade accounts payable and higher inventory, partially offset by higher borrowings under our revolving credit agreement.  The decrease in working capital from February 1, 2025 primarily reflects higher borrowings under our revolving credit agreement and accrued expenses, partially offset by lower trade accounts payable.  Our current ratio was 1.10:1 as of May 3, 2025, compared to 1.05:1 at May 4, 2024 and 1.10:1 at February 1, 2025.  Our debt-to-capital ratio was 29.7% as of May 3, 2025, compared to 24.9% as of May 4, 2024 and 26.6% at February 1, 2025.

We declared and paid dividends of $0.07 per share in the first quarter of both 2025 and 2024.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year.  For further information on the Company’s critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended February 1, 2025.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements, if any, and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands.  Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changes in United States and international trade policies, including tariffs and trade restrictions; (ii) changing consumer demands, which may be influenced by general economic conditions and other factors; (iii) inflationary pressures and supply chain disruptions; (iv) rapidly changing consumer preferences and purchasing patterns and fashion trends; (v) supplier concentration, customer concentration and increased consolidation in the retail industry; (vi) intense competition within the footwear industry; (vii) foreign currency fluctuations; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) cybersecurity threats or other major disruption to the company’s information technology systems including those related to our ERP upgrade; (x) transitional challenges with acquisitions and divestitures; (xi) the ability to accurately forecast sales and manage inventory levels; (xii) a disruption in the company’s distribution centers; (xiii) the ability to recruit and retain senior management and other key associates; (xiv) the ability to secure/exit leases on favorable terms; (xv) the ability to maintain relationships with current suppliers; (xvi) changes to tax laws, policies and treaties; (xvii) our commitments and shareholder expectations related to responsible business initiatives; (xviii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; and (xix) the ability to attract, retain, and maintain good relationships with licensors and protect our intellectual property rights.  The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended February 1, 2025, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended February 1, 2025.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 3, 2025, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A  RISK FACTORS

Except as disclosed below, there have been no material changes that have occurred related to our risk factors since the end of the most recent fiscal year.  For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended February 1, 2025.

Changes in the United States and international trade policies, including tariffs, trade restrictions and retaliatory trade actions taken by other countries, may adversely impact our business, results of operations and financial condition.

In early 2025, the United States administration announced tariffs on products manufactured in several jurisdictions from which we import our products.  We are actively monitoring the impact of tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries.  The enactment of additional tariffs and the uncertainty surrounding future tariff policies and rates pose a significant risk to our business operations and may materially increase our costs and reduce our margins. The tariff uncertainty also creates challenges in our supply chain management, our pricing strategies and the management of customer orders.  While we are currently analyzing strategies to minimize the effect of the additional tariffs, including shifting production outside of China and other countries impacted by tariffs and negotiating with our suppliers, there can be no assurance that these measures will be successful. In addition, the imposition of tariffs has resulted in increased market volatility and exacerbated existing inflationary cost pressures and recessionary fears among consumers, which could further negatively impact discretionary spending and accordingly, adversely impact our sales volume. The tariffs may also lead to higher pricing for our products, which may result in customers shifting to private-label footwear or other lower cost alternatives.

Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations and financial condition is not certain but could be material.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2025:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
February 2, 2025 - March 1, 2025	—	$—	—	3,666,055

March 2, 2025 - April 5, 2025	417,586	16.56	225,000	3,441,055

April 6, 2025 - May 3, 2025	76,949	15.58	75,000	3,366,055
Total	494,535	$16.41	300,000	3,366,055
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards. The average price per share on repurchases of our common stock excludes the cost of broker commissions and excise taxes due under the provisions of the Inflation Reduction Act.
(2)	On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of 7,000,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions. During the thirteen weeks ended May 3, 2025 and May 4, 2024, the Company repurchased 300,000 shares and 416,000 shares, respectively, under the 2022 Program. As of May 3, 2025, there were 3,366,055 shares authorized to be repurchased. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

No director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K, during the thirteen weeks ended May 3, 2025.

ITEM 6    EXHIBITS

Exhibit No.
2.1

Sale and Purchase Agreement, dated February 16, 2025, by and between Caleres, Inc. (the “Company”) and Tapestry, Inc. incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 19, 2025.

3.1		Restated Certificate of Incorporation of the Company incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 1, 2020.
3.2		Bylaws of the Company as amended through May 22, 2025, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 23, 2025.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH	†	iXBRL Taxonomy Extension Schema Document
101.CAL	†	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	†	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	iXBRL Taxonomy Presentation Linkbase Document
101.DEF	†	iXBRL Taxonomy Definition Linkbase Document
104	†	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

†  Denotes exhibit is filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: June 10, 2025	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer