Form 10-Q
period 2025-08-02
CALERES INC
filed 2025-09-09
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 2, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of August 29, 2025, 33,842,888 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	August 2, 2025	August 3, 2024	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$191,494	$51,753	$29,636
Receivables, net	136,070	151,055	155,905
Inventories, net	693,282	661,146	565,241
Income taxes	7,233	5,236	13,668
Property and equipment, held for sale	16,777	16,777	16,777
Prepaid expenses and other current assets	54,562	53,733	55,282
Total current assets	1,099,418	939,700	836,509

Prepaid pension costs	80,493	77,505	78,463
Lease right-of-use assets	551,167	588,842	564,330
Property and equipment, net	185,628	169,459	175,213
Deferred income taxes	5,229	4,265	4,826
Goodwill and intangible assets, net	186,756	197,792	192,274
Other assets	43,537	42,422	43,139
Total assets	$2,152,228	$2,019,985	$1,894,754

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$387,500	$146,500	$219,500
Trade accounts payable	296,327	396,450	237,038
Income taxes	12,190	14,613	6,425
Lease obligations	115,837	116,619	127,522
Other accrued expenses	203,233	186,241	167,448
Total current liabilities	1,015,087	860,423	757,933
Other liabilities:
Noncurrent lease obligations	465,794	508,950	479,524
Income taxes	—	2,464	2,464
Deferred income taxes	32,499	12,301	31,772
Other liabilities	16,904	22,363	17,112
Total other liabilities	515,197	546,078	530,872
Equity:
Common stock	338	351	336
Additional paid-in capital	193,912	183,922	190,320
Accumulated other comprehensive loss	(27,230)	(29,473)	(34,022)
Retained earnings	446,276	451,262	442,390
Total Caleres, Inc. shareholders’ equity	613,296	606,062	599,024
Noncontrolling interests	8,648	7,422	6,925
Total equity	621,944	613,484	605,949
Total liabilities and equity	$2,152,228	$2,019,985	$1,894,754

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$658,519	$683,317	$1,272,740	$1,342,515
Cost of goods sold	372,724	372,439	708,251	722,542
Gross profit	285,795	310,878	564,489	619,973
Selling and administrative expenses	269,747	268,349	536,230	534,685
Restructuring and other special charges, net	6,756	—	7,383	—
Operating earnings	9,292	42,529	20,876	85,288
Interest expense, net	(4,497)	(3,332)	(8,291)	(7,111)
Other income, net	993	1,177	1,677	2,169
Earnings before income taxes	5,788	40,374	14,262	80,346
Income tax benefit (provision)	1,273	(10,101)	(1,256)	(19,275)
Net earnings	7,061	30,273	13,006	61,071
Net earnings (loss) attributable to noncontrolling interests	348	315	(650)	173
Net earnings attributable to Caleres, Inc.	$6,713	$29,958	$13,656	$60,898

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.20	$0.85	$0.40	$1.73

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.20	$0.85	$0.40	$1.73

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net earnings	$7,061	$30,273	$13,006	$61,071
Other comprehensive (loss) income ("OCI"), net of tax:
Foreign currency translation adjustment	(1,000)	3,447	4,809	2,618
Pension and other postretirement benefits adjustments	1,018	1,083	2,106	2,223
Other comprehensive earnings, net of tax	18	4,530	6,915	4,841
Comprehensive income	7,079	34,803	19,921	65,912
Comprehensive income (loss) attributable to noncontrolling interests	423	197	(527)	(17)
Comprehensive income attributable to Caleres, Inc.	$6,656	$34,606	$20,448	$65,929

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-Six Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024
Operating Activities
Net earnings	$13,006	$61,071
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	22,135	19,136
Amortization of capitalized software	2,496	2,654
Amortization of intangible assets	5,518	5,518
Amortization of debt issuance costs	213	204
Loss on early extinguishment of debt	52	—
Share-based compensation expense	6,928	7,928
Gain on disposal of property and equipment	(76)	(36)
Impairment charges for property, equipment, and lease right-of-use assets	702	800
Adjustment to expected credit losses	2,322	(769)
Deferred income taxes	324	901
Changes in operating assets and liabilities:
Receivables	18,447	(10,018)
Inventories	(129,605)	(121,010)
Prepaid expenses and other current and noncurrent assets	1,752	(5,389)
Trade accounts payable	58,819	144,687
Accrued expenses and other liabilities	27,418	(5,563)
Income taxes, net	9,735	12,380
Other, net	1,460	3,202
Net cash provided by operating activities	41,646	115,696

Investing Activities
Purchases of property and equipment	(32,877)	(20,886)
Capitalized software	(1,195)	(922)
Net cash used for investing activities	(34,072)	(21,808)

Financing Activities
Borrowings under revolving credit agreement	643,500	306,868
Repayments under revolving credit agreement	(475,500)	(342,368)
Debt issuance costs	(2,920)	—
Dividends paid	(4,729)	(4,899)
Acquisition of treasury stock	(5,049)	(15,070)
Issuance of common stock under share-based plans, net	(3,331)	(8,457)
Contributions by noncontrolling interests	2,250	500
Net cash provided by (used for) financing activities	154,221	(63,426)
Effect of exchange rate changes on cash and cash equivalents	63	(67)
Increase in cash and cash equivalents	161,858	30,395
Cash and cash equivalents at beginning of period	29,636	21,358
Cash and cash equivalents at end of period	$191,494	$51,753

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE MAY 3, 2025	33,815,542	$338	$190,091	$(27,173)	$441,923	$605,179	$7,725	$612,904
Net earnings					6,713	6,713	348	7,061
Foreign currency translation adjustment				(1,075)		(1,075)	75	(1,000)
Pension and other postretirement benefits adjustments, net of tax of $353				1,018		1,018		1,018
Comprehensive (loss) income				(57)	6,713	6,656	423	7,079
Contributions by noncontrolling interests						—	500	500
Dividends ($0.07 per share)					(2,367)	(2,367)		(2,367)
Acquisition of treasury stock	—	—			7	7		7
Issuance of common stock under share-based plans, net	30,000	0	(264)			(264)		(264)
Share-based compensation expense			4,085			4,085		4,085
BALANCE AUGUST 2, 2025	33,845,542	$338	$193,912	$(27,230)	$446,276	$613,296	$8,648	$621,944

BALANCE MAY 4, 2024	35,135,407	$351	$180,314	$(34,121)	$423,760	$570,304	$6,725	$577,029
Net earnings					29,958	29,958	315	30,273
Foreign currency translation adjustment				3,565		3,565	(118)	3,447
Pension and other postretirement benefits adjustments, net of tax of $376				1,083		1,083		1,083
Comprehensive income				4,648	29,958	34,606	197	34,803
Contributions by noncontrolling interests						—	500	500
Dividends ($0.07 per share)					(2,456)	(2,456)		(2,456)
Issuance of common stock under share-based plans, net	463	0	(610)			(610)		(610)
Share-based compensation expense			4,218			4,218		4,218
BALANCE AUGUST 3, 2024	35,135,870	$351	$183,922	$(29,473)	$451,262	$606,062	$7,422	$613,484

				Accumulated
				Other		Total Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 1, 2025	33,631,764	$336	$190,320	$(34,022)	$442,390	$599,024	$6,925	$605,949
Net earnings (loss)					13,656	13,656	(650)	13,006
Foreign currency translation adjustment				4,686		4,686	123	4,809
Pension and other postretirement benefits adjustments, net of tax of $730				2,106		2,106		2,106
Comprehensive income (loss)				6,792	13,656	20,448	(527)	19,921
Contributions by noncontrolling interests						—	2,250	2,250
Dividends ($0.14 per share)					(4,729)	(4,729)		(4,729)
Acquisition of treasury stock	(300,000)	(3)			(5,041)	(5,044)		(5,044)
Issuance of common stock under share-based plans, net	513,778	5	(3,336)			(3,331)		(3,331)
Share-based compensation expense			6,928			6,928		6,928
BALANCE AUGUST 2, 2025	33,845,542	$338	$193,912	$(27,230)	$446,276	$613,296	$8,648	$621,944

BALANCE FEBRUARY 3, 2024	35,490,019	$355	$184,451	$(34,504)	$410,329	$560,631	$6,939	$567,570
Net earnings					60,898	60,898	173	61,071
Foreign currency translation adjustment				2,808		2,808	(190)	2,618
Pension and other postretirement benefits adjustments, net of tax of $771				2,223		2,223		2,223
Comprehensive income (loss)				5,031	60,898	65,929	(17)	65,912
Contributions by noncontrolling interests						—	500	500
Dividends ($0.14 per share)					(4,899)	(4,899)		(4,899)
Acquisition of treasury stock	(416,000)	(4)			(15,066)	(15,070)		(15,070)
Issuance of common stock under share-based plans, net	61,851	—	(8,457)			(8,457)		(8,457)
Share-based compensation expense			7,928			7,928		7,928
BALANCE AUGUST 3, 2024	35,135,870	$351	$183,922	$(29,473)	$451,262	$606,062	$7,422	$613,484

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

Noncontrolling Interests

Noncontrolling interests in the Company’s condensed consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. In 2019, the Company entered into a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China. The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”). During the thirteen and twenty-six weeks ended August 2, 2025, capital contributions of $1.0 million and $4.5 million, respectively, were made to CLT, including $0.5 million and $2.3 million, respectively, received from Brand Investment Holding.  During the thirteen and twenty-six weeks ended August 3, 2024, capital contributions of $1.0 million were made to CLT, including $0.5 million received from Brand Investment Holding

Net sales and operating losses of CLT for the periods ended August 2, 2025 and August 3, 2024 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$13,374	$10,098	$20,584	$15,820
Operating earnings (loss)	700	688	(1,296)	388

The Company consolidates CLT into its condensed consolidated financial statements on a one-month lag. Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that is attributable to Brand Investment Holding. Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financial institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of August 2, 2025 and August 3, 2024, the Company had $22.8 million and $15.8 million, respectively, of accounts payable subject to the Program arrangements.

The following table is a rollforward of the obligations confirmed under the Program for August 2, 2025 and August 3, 2024:

	Twenty-Six Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024
Confirmed obligations outstanding at the beginning of the period	$21,970	$12,955
Invoices confirmed during the period	53,104	52,445
Confirmed invoices paid during the period	(52,265)	(49,592)
Confirmed obligations outstanding at the end of the period	$22,809	$15,808

Property and Equipment, Held for Sale

In January 2025, the Company entered into an agreement to sell the main portion of its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri, subject to certain closing conditions.  In February 2025, the Company entered into two letters of intent to sell the remaining portions of the Campus.  In April 2025, the Company entered into an agreement to sell one of the remaining parcels.  The Company expects each of the components of the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale on the consolidated balance sheet as of August 2, 2025 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of August 2, 2025.

Subsequent Event - Acquisition of Stuart Weitzman

On August 4, 2025, the Company completed the previously announced acquisition of Stuart Weitzman from Tapestry, Inc.  Stuart Weitzman has been an iconic global luxury women’s footwear brand for over 35 years.  The purchase price for the acquisition was $120.2 million, which included an estimated $11.5 million in cash received at the closing.  Excluding cash received at the closing, the net purchase price was $108.7 million.  The purchase price is subject to final adjustments for net working capital.  The financial results of Stuart Weitzman  will be included in the Brand Portfolio segment beginning in the third quarter of 2025.  All forward-looking estimates and projections, such as amortization expense, capital expenditures and store openings, exclude the potential impact of the Stuart Weitzman acquisition and operations.

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

Note 3    Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended August 2, 2025
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$344,255	$20,167	$—	$364,422
E-commerce - Company websites (1)	54,796	54,496	—	109,292
E-commerce - wholesale drop-ship (1)	—	24,381	(1,215)	23,166
Total direct-to-consumer sales	399,051	99,044	(1,215)	496,880
Wholesale - e-commerce (1)	—	44,895	—	44,895
Wholesale - landed	—	118,609	(15,479)	103,130
Wholesale - first cost	—	11,740	—	11,740
Licensing and royalty	404	1,320	—	1,724
Other (2)	138	12	—	150
Net sales	$399,593	$275,620	$(16,694)	$658,519

	Thirteen Weeks Ended August 3, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$370,067	$17,589	$—	$387,656
E-commerce - Company websites (1)	49,628	53,542	—	103,170
E-commerce - wholesale drop-ship (1)	—	23,534	(1,014)	22,520
Total direct-to-consumer sales	419,695	94,665	(1,014)	513,346
Wholesale - e-commerce (1)	—	51,515	—	51,515
Wholesale - landed	—	113,912	(21,455)	92,457
Wholesale - first cost	—	22,598	—	22,598
Licensing and royalty	471	2,790	—	3,261
Other (2)	123	17	—	140
Net sales	$420,289	$285,497	$(22,469)	$683,317

	Twenty-Six Weeks Ended August 2, 2025
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$625,869	$37,103	$—	$662,972
E-commerce - Company websites (1)	100,386	109,396	—	209,782
E-commerce - wholesale drop-ship (1)	—	55,563	(2,765)	52,798
Total direct-to-consumer sales	726,255	202,062	(2,765)	925,552
Wholesale - e-commerce (1)	—	108,002	—	108,002
Wholesale - landed	—	236,472	(22,779)	213,693
Wholesale - first cost	—	21,558	—	21,558
Licensing and royalty	746	2,897	—	3,643
Other (2)	268	24	—	292
Net sales	$727,269	$571,015	$(25,544)	$1,272,740

	Twenty-Six Weeks Ended August 3, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$674,596	$34,678	$—	$709,274
E-commerce - Company websites (1)	94,105	111,549	—	205,654
E-commerce - wholesale drop-ship (1)	—	53,904	(2,362)	51,542
Total direct-to-consumer sales	768,701	200,131	(2,362)	966,470
Wholesale - e-commerce (1)	—	119,302	—	119,302
Wholesale - landed	—	239,669	(27,672)	211,997
Wholesale - first cost	—	38,334	—	38,334
Licensing and royalty	898	5,228	—	6,126
Other (2)	242	44	—	286
Net sales	$769,841	$602,708	$(30,034)	$1,342,515
(1)	Collectively referred to as "e-commerce" in the narrative below
(2)	Includes breakage revenue from unredeemed gift cards, which is recognized during the 24-month period following the sale of the gift cards according to the Company’s historical redemption patterns.

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

Landed wholesale

Landed sales are wholesale sales in which the Company obtains title to the footwear from the overseas suppliers and maintains title until the merchandise is shipped to the customer from the Company’s warehouses.  Many customers purchasing footwear on a landed basis arrange their own transportation of merchandise and, with limited exceptions, control is transferred and revenue is recognized at the time of shipment.  Landed sales generally carry a higher profit rate than first-cost wholesale sales as a result of the brand equity associated with the product along with the additional customs, warehousing and logistics services provided to customers and the risks associated with inventory ownership.

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

Information about significant balances from contracts with customers is as follows:

($ thousands)	August 2, 2025	August 3, 2024	February 1, 2025
Customer allowances and discounts	$14,038	$22,665	$16,147
Loyalty programs liability	9,557	8,062	7,776
Returns reserve	13,524	13,229	9,584
Gift card liability	5,845	5,793	6,338

Changes in contract balances with customers between the periods presented generally reflect differences in relative sales volume.  In addition, during the twenty-six weeks ended August 2, 2025, the loyalty programs liability increased $10.7 million due to points and material rights earned on purchases and decreased $8.9 million due to expirations and redemptions. During the twenty-six weeks ended August 3, 2024, the loyalty programs liability increased $15.5 million due to points and material rights earned on purchases and decreased $18.9 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The following table summarizes the activity in the Company’s allowance for expected credit losses during the twenty-six weeks ended August 2, 2025 and August 3, 2024:

	Twenty-Six Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024
Balance, beginning of period	$8,323	$8,820
Adjustment for expected credit losses	2,322	(769)
Uncollectible account recoveries, net	16	316
Balance, end of period	$10,661	$8,367

Note 4    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024

NUMERATOR
Net earnings	$7,061	$30,273	$13,006	$61,071
Net (earnings) loss attributable to noncontrolling interests	(348)	(315)	650	(173)
Net earnings attributable to Caleres, Inc.	$6,713	$29,958	$13,656	$60,898
Net earnings allocated to participating securities	(263)	(1,065)	(502)	(2,278)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$6,450	$28,893	$13,154	$58,620

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	32,494	33,883	32,509	33,838
Dilutive effect of share-based awards	127	106	127	106
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	32,621	33,989	32,636	33,944

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.20	$0.85	$0.40	$1.73

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.20	$0.85	$0.40	$1.73

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has a publicly announced share repurchase program.  The Company repurchased no shares under this program during the thirteen weeks ended August 2, 2025 and August 3, 2024.  The Company repurchased 300,000 shares and 416,000 shares under this program during the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.

Under the provisions of the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), a 1% excise tax is imposed on repurchases of common stock beginning on January 1, 2023.  Excise taxes incurred on share repurchases are incremental costs to purchase the stock, and accordingly, are included in the total cost basis of the common stock acquired and reflected as a reduction of shareholders’ equity within retained earnings in the condensed consolidated statements of shareholders’ equity.  An immaterial amount of excise taxes were due on share repurchases during the twenty-six weeks ended August 2, 2025 and August 3, 2024.

Note 5 Restructuring and Other Special Charges

During the second quarter of 2025, the Company announced its plan to reduce selling and administrative expenses through structural changes.  During the thirteen and twenty-six weeks ended August 2, 2025, the Company incurred costs of approximately $4.5 million ($3.3 million on an after-tax basis, or $0.10 per diluted share) for severance and other related costs associated with these expense reduction initiatives.  Of the $4.5 million in costs, $2.6 million is reflected in the Eliminations and Other category, $1.8 million is reflected in the Brand Portfolio segment and $0.1 million is reflected in the Famous Footwear segment in restructuring and other special charges in the condensed consolidated statement of earnings.  The Company incurred no expense reduction initiative costs during the twenty-six weeks ended August 3, 2024.

As discussed in Note 1 to the condensed consolidated financial statements, on August 4, 2025, the Company completed the previously announced acquisition of Stuart Weitzman from Tapestry, Inc.  During the thirteen and twenty-six weeks ended August 2, 2025, the Company incurred legal and other related costs associated with the acquisition of approximately $2.3 million ($1.7 million on an after-tax basis, or $0.05 per diluted share) and $2.9 million ($2.1 million on an after-tax basis, or $0.06 per diluted share), respectively.  These costs are reflected in restructuring and other special charges in the condensed consolidated statement of earnings for the thirteen and twenty-six weeks ended August 2, 2025 in the Eliminations and Other category.

Note 6    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended August 2, 2025
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Net sales (1)	$399,593	275,620	(16,694)	$658,519
Cost of goods sold	224,862	164,565	(16,703)	372,724
Gross Profit	$174,731	111,055	9	$285,795

Less expenses:
Retail stores (2)	93,923	7,467	—	101,390
Information technology	7,823	7,690	1,229	16,742
Warehousing and distribution	15,377	14,099	(1,869)	27,607
Advertising and marketing	15,150	17,238	211	32,599
Restructuring and other special charges, net	123	1,792	4,841	6,756
Other expenses (3)	23,784	56,120	11,505	91,409
Operating earnings (loss)	$18,551	$6,649	$(15,908)	$9,292

Segment assets	$941,398	920,455	290,375	$2,152,228

	Thirteen Weeks Ended August 3, 2024
	Famous	Brand	Eliminations
	Footwear	Portfolio	and Other	Total
Net sales (1)	$420,289	$285,497	$(22,469)	$683,317
Cost of goods sold	230,952	163,614	(22,127)	372,439
Gross Profit	$189,337	121,883	(342)	$310,878

Less expenses:
Retail stores (2)	93,073	7,847	—	100,920
Information technology	7,701	6,920	1,645	16,266
Warehousing and distribution	15,669	12,651	622	28,942
Advertising and marketing	14,226	18,595	(870)	31,951
Other expenses (3)	24,284	52,250	13,736	90,270
Operating earnings (loss)	$34,384	$23,620	$(15,475)	$42,529

Segment assets	$965,085	902,340	152,560	$2,019,985

	Twenty-Six Weeks Ended August 2, 2025
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$727,269	$571,015	$(25,544)	$1,272,740
Cost of goods sold	404,096	330,674	(26,519)	708,251
Gross profit	323,173	240,341	975	564,489

Less expenses:
Retail stores (2)	183,544	14,900	—	198,444
Information technology	15,633	15,334	2,627	33,594
Warehousing and distribution	29,377	30,259	(4,949)	54,687
Advertising and marketing	23,805	38,779	350	62,934
Restructuring and other special charges, net	123	1,792	5,468	7,383
Other expenses (3)	47,166	115,213	24,192	186,571
Operating earnings (loss)	$23,525	$24,064	$(26,713)	$20,876

	Twenty-Six Weeks Ended August 3, 2024
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$769,841	$602,708	$(30,034)	$1,342,515
Cost of goods sold	419,499	333,013	(29,970)	722,542
Gross profit	350,342	269,695	(64)	619,973

Less expenses:
Retail stores (2)	180,615	15,324	—	195,939
Information technology	15,485	13,997	2,887	32,369
Warehousing and distribution	30,145	27,414	(568)	56,991
Advertising and marketing	24,474	42,627	(1,661)	65,440
Other expenses (3)	48,383	105,288	30,275	183,946
Operating earnings (loss)	$51,240	$65,045	$(30,997)	$85,288

(1)	Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $16.7 million and $22.5 million for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $25.5 million and $30.0 million for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.
(2)	Includes compensation and facilities costs associated with the Company’s North America retail stores.
(3)	Primarily includes compensation costs associated with non-retail store operations, depreciation and amortization, and other overhead expenses.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating earnings	$9,292	$42,529	$20,876	$85,288
Interest expense, net	(4,497)	(3,332)	(8,291)	(7,111)
Other income, net	993	1,177	1,677	2,169
Earnings before income taxes	$5,788	$40,374	$14,262	$80,346

Note 7    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	August 2, 2025	August 3, 2024	February 1, 2025
Raw materials	$15,700	$13,964	$14,352
Work-in-process	751	606	644
Finished goods	676,831	646,576	550,245
Inventories, net (1)	$693,282	$661,146	$565,241
(1)	Net of adjustment to last-in, first-out cost of $11.9 million, $10.4 million and $10.9 as of August 2, 2025, August 3, 2024 and February 1, 2025, respectively.

Note 8    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	August 2, 2025	August 3, 2024	February 1, 2025
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	342,083	342,083	342,083
Total intangible assets	344,883	344,883	344,883
Accumulated amortization	(163,083)	(152,047)	(157,565)
Total intangible assets, net	181,800	192,836	187,318
Goodwill
Brand Portfolio (2)	4,956	4,956	4,956
Total goodwill	4,956	4,956	4,956
Goodwill and intangible assets, net	$186,756	$197,792	$192,274
(1)	The carrying amount of intangible assets as of August 2, 2025, August 3, 2024 and February 1, 2025 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of August 2, 2025, August 3, 2024 and February 1, 2025 is presented net of accumulated impairment charges of $415.7 million.

The Company’s intangible assets as of August 2, 2025, August 3, 2024 and February 1, 2025 were as follows:

($ thousands)	August 2, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$144,798	$10,200	$144,490
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	18,285	4,005	21,910
		$451,088	$163,083	$106,205	$181,800

	August 3, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$136,050	$10,200	$153,238
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	15,997	4,005	24,198
		$451,088	$152,047	$106,205	$192,836

	February 1, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$140,424	$10,200	$148,864
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	17,141	4,005	23,054
		$451,088	$157,565	$106,205	$187,318

Amortization expense related to intangible assets was $2.8 million for both the thirteen weeks ended August 2, 2025 and August 3, 2024 and $5.5 million for both the twenty-six weeks ended August 2, 2025 and August 3, 2024.  The Company estimates that amortization expense related to intangible assets will be approximately $11.0 million in 2025 and 2026, $10.9 million in 2027, and $10.7 million in 2028 and 2029.

Goodwill is tested for impairment as of the first day of the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the twenty-six weeks ended August 2, 2025 or August 3, 2024.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the twenty-six weeks ended August 2, 2025 or August 3, 2024.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates. During the twenty-six weeks ended August 2, 2025 and August 3, 2024, the Company recorded asset impairment charges of $0.7 million and $0.8 million, respectfully, primarily related to underperforming retail stores. Refer to Note 14 to the condensed consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in retail stores.

During the twenty-six weeks ended August 2, 2025, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $58.6 million on the condensed consolidated balance sheets. As of August 2, 2025, the Company has entered into lease commitments for eight retail locations for which the leases have not yet commenced. The Company anticipates that five leases will begin in the current fiscal year, two leases will begin in fiscal 2026 and one lease will begin in fiscal 2027. Upon commencement, right-of-use assets and lease liabilities of approximately $6.2 million will be recorded in the current fiscal year, $3.3 million will be recorded in fiscal 2026 and $0.9 million will be recorded in fiscal 2027 on the condensed consolidated balance sheets.

The components of lease expense for the thirteen and twenty-six weeks ended  August 2, 2025 and August 3, 2024 were as follows:

	Thirteen Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024
Operating lease expense	$41,712	$40,251
Variable lease expense	10,060	10,871
Short-term lease expense	362	362
Total lease expense	$52,134	$51,484

	Twenty-Six Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024
Operating lease expense	$82,289	$80,273
Variable lease expense	21,791	21,606
Short-term lease expense	506	669
Total lease expense	$104,586	$102,548

During the twenty-six weeks ended August 2, 2025 and August 3, 2024, the Company paid cash for lease liabilities of $94.9 million and $83.2 million, respectively.

Note 10  Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC, Vionic International LLC and Blowfish, LLC are each co-borrowers and guarantors.

On June 27, 2025, the Company entered into a Seventh Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $200.0 million to an aggregate amount of up to $700.0 million, subject to borrowing base restrictions, and may be further increased by up to $250.0 million.  The Credit Agreement matures on June 27, 2030.

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

Interest on borrowings is at variable rates based on the secured overnight financing rate (“SOFR”), or the prime rate (as defined in the Credit Agreement), plus a spread.  The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement.  There is an unused line fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

The Credit Agreement limits the Company’s ability to create, incur, assume or permit to exist additional indebtedness and liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets.  In addition, if excess availability falls below the greater of 10.0% of the Loan Cap and $56.0 million for three consecutive business days, and the fixed charge coverage ratio is less than 1.25 to 1.0, the Company would be in default under the Credit Agreement and certain additional covenants would be triggered.

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of August 2, 2025.

At August 2, 2025, the Company had $387.5 million of borrowings outstanding and $8.1 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $230.8 million as of August 2, 2025.  As further discussed in Note 5 to the condensed consolidated financial statements, the Company acquired Stuart Weitzman from Tapestry, Inc. subsequent to quarter-end on August 4, 2025.  Borrowings under the revolving credit agreement were used to fund the acquisition.

Note 11  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended August 2, 2025 and August 3, 2024:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at May 3, 2025	$(28)	$(27,145)	$(27,173)
Other comprehensive loss before reclassifications	(1,075)	—	(1,075)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,371	1,371
Tax benefit	—	(353)	(353)
Net reclassifications	—	1,018	1,018
Other comprehensive (loss) income	(1,075)	1,018	(57)
Balance at August 2, 2025	$(1,103)	$(26,127)	$(27,230)

Balance at May 4, 2024	$(1,855)	$(32,266)	$(34,121)
Other comprehensive income before reclassifications	3,565	—	3,565
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,459	1,459
Tax benefit	—	(376)	(376)
Net reclassifications	—	1,083	1,083
Other comprehensive income	3,565	1,083	4,648
Balance at August 3, 2024	$1,710	$(31,183)	$(29,473)

Balance at February 1, 2025	$(5,789)	$(28,233)	$(34,022)
Other comprehensive income before reclassifications	4,686	—	4,686
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,836	2,836
Tax benefit	—	(730)	(730)
Net reclassifications	—	2,106	2,106
Other comprehensive income	4,686	2,106	6,792
Balance at August 2, 2025	$(1,103)	$(26,127)	$(27,230)

Balance at February 3, 2024	$(1,098)	$(33,406)	$(34,504)
Other comprehensive income before reclassifications	2,808	—	2,808
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,994	2,994
Tax benefit	—	(771)	(771)
Net reclassifications	—	2,223	2,223
Other comprehensive income	2,808	2,223	5,031
Balance at August 3, 2024	$1,710	$(31,183)	$(29,473)
(1)	Amounts reclassified are included in other income, net. Refer to Note 13 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 12  Share-Based Compensation

The Company recognized share-based compensation expense of $4.1 million and $4.2 million during the thirteen weeks and $6.9 million and $7.9 million during the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively.

The Company had net issuances of 30,000 and 463 shares of common stock during the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement. During the twenty-six weeks ended August 2, 2025 and August 3, 2024, the Company had net issuances of 513,778 and 61,851 shares of common stock, respectively, related to share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended August 2, 2025 and August 3, 2024:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 2, 2025			August 3, 2024
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at May 3, 2025	1,354,064	$23.88	Nonvested at May 4, 2024	1,296,085	$27.12
Granted	50,852	13.19	Granted	16,812	35.06
Forfeited	(16,300)	23.97	Forfeited	(10,007)	28.82
Vested	(50,670)	26.25	Vested	(62,615)	23.67
Nonvested at August 2, 2025	1,337,946	$23.38	Nonvested at August 3, 2024	1,240,275	$27.48

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 2, 2025			August 3, 2024
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at February 2, 2025	1,141,319	$27.60	Nonvested at February 3, 2024	1,512,421	$21.96
Granted	798,915	16.93	Granted	320,097	40.74
Forfeited	(87,629)	24.81	Forfeited	(49,359)	24.30
Vested	(514,659)	22.47	Vested	(542,884)	20.42
Nonvested at August 2, 2025	1,337,946	$23.38	Nonvested at August 3, 2024	1,240,275	$27.48

The Company granted 50,852 and 798,915 restricted shares during the thirteen and twenty-six weeks ended August 2, 2025, respectively, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years. Of the 16,812 restricted shares the Company granted during the thirteen weeks ended August 3, 2024, 13,692 shares have a cliff-vesting term of one year and 3,120 shares have a graded vesting term of three years, with 50% vesting after two years and 50% after three years. Of the 320,097 restricted shares the Company granted during the twenty-six weeks ended August 3, 2024, 13,692 have a cliff-vesting term of one year and 306,405 shares have a graded vesting term of three years, with 50% vesting after two years and 50% vesting after three years.

Performance Awards

The Company granted no performance share awards during the twenty-six weeks ended August 2, 2025.  During the twenty-six weeks ended August 3, 2024, the Company granted performance share awards for a targeted 165,854 shares, with a weighted-average grant date fair value of $41.05 in connection with the 2024 performance award (2024 – 2026 performance period).  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The performance awards are payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

During the twenty-six weeks ended August 2, 2025, the Company granted long-term incentive awards payable in cash for the 2025-2027 performance period, with a target value of $6.7 million and a maximum value of $13.4 million.  This award, which vests after a three-year period, is dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated value of this award, which is reflected within other liabilities on the consolidated balance sheet as of August 2, 2025, is being accrued over the three-year performance period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 75,035 and 28,444 RSUs to non-employee directors, including 2,249 and 1,060 RSUs for dividend equivalents, during the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively, with weighted-average grant date fair values of $13.18 and $35.01, respectively.  The Company granted 76,920 and 29,323 RSUs to non-employee directors, including 4,134 and 1,939 for dividend equivalents, during the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively, with weighted-average grant date fair values of $13.24 and $35.03, respectively.

Note 13  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Service cost	$1,115	$1,274	$—	$—
Interest cost	3,623	3,787	11	10
Expected return on assets	(5,561)	(6,055)	—	—
Amortization of:	—
Actuarial loss (gain)	1,378	1,485	(19)	(26)
Prior service cost	12	—	—	—
Total net periodic benefit expense (income)	$567	$491	$(8)	$(16)

	Pension Benefits		Other Postretirement Benefits
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Service cost	$2,339	$2,466	$—	$—
Interest cost	7,244	7,519	24	23
Expected return on assets	(11,117)	(12,131)	—	—
Amortization of:
Actuarial loss (gain)	2,856	3,024	(39)	(54)
Prior service cost	19	24	—	—
Total net periodic benefit expense (income)	$1,341	$902	$(15)	$(31)

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 2, 2025, August 3, 2024 and February 1, 2025.  During the twenty-six weeks ended August 2, 2025 and August 3, 2024, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
August 2, 2025:
Non-qualified deferred compensation plan assets	$11,603	11,603	$—	$—
Non-qualified deferred compensation plan liabilities	(11,603)	(11,603)	—	—
Non-qualified restoration plan assets	453	453	—	—
Non-qualified restoration plan liabilities	(453)	(453)	—	—
Deferred compensation plan liabilities for non-employee directors	(784)	(784)	—	—
Restricted stock units for non-employee directors	(820)	(820)	—	—
August 3, 2024:
Non-qualified deferred compensation plan assets	10,510	10,510	—	—
Non-qualified deferred compensation plan liabilities	(10,510)	(10,510)	—	—
Non-qualified restoration plan assets	260	260	—	—
Non-qualified restoration plan liabilities	(260)	(260)	—	—
Deferred compensation plan liabilities for non-employee directors	(2,080)	(2,080)	—	—
Restricted stock units for non-employee directors	(2,170)	(2,170)	—	—
February 1, 2025:
Non-qualified deferred compensation plan assets	10,939	10,939	—	—
Non-qualified deferred compensation plan liabilities	(10,939)	(10,939)	—	—
Non-qualified restoration plan assets	444	444	—	—
Non-qualified restoration plan liabilities	(444)	(444)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,039)	(1,039)	—	—
Restricted stock units for non-employee directors	(1,130)	(1,130)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with carrying amounts of $617.2 million and $647.4 million at

August 2, 2025 and August 3, 2024, respectively, were assessed for indicators of impairment. This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Long-Lived Asset Impairment Charges:
Famous Footwear	$420	$305	$697	$500
Brand Portfolio	5	250	5	300
Total long-lived asset impairment charges	$425	$555	$702	$800

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments (Level 1).

The fair values of the borrowings under revolving credit agreement of $387.5 million and $146.5 million as of August 2, 2025 and August 3, 2024, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 15  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were a benefit of 22.0% and a provision of 25.0% for the thirteen weeks ended August 2, 2025 and August 3, 2024, respectively. The Company’s consolidated effective tax rates were 8.8% and 24.0% for the twenty-six weeks ended August 2, 2025 and August 3, 2024, respectively. The lower effective tax rate for the thirteen and twenty-six weeks ended August 2, 2025 was primarily driven by discrete tax benefits of $2.5 million associated with the resolution of the remaining transition tax for the mandatory deemed repatriation of cumulative foreign earnings.  For the six months ended August 3, 2024, we recorded discrete tax benefits of approximately $1.0 million related to share-based compensation.

As of August 2, 2025, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through August 2, 2025 were $35.0 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at August 2, 2025 is $8.9 million, of which $8.1 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses.  Of the total $8.9 million reserve, $4.5 million is for off-site remediation and $4.4 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $12.5 million as of August 2, 2025.  The Company expects to spend approximately $0.1 million in 2025, $0.1 million in each of the following four years and $12.0 million in the aggregate thereafter related to the on-site remediation.

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

Known Trends Impacting Our Business

Based on the current macroeconomic environment and our recent operating results, we believe the following trends may continue to impact our business and operating results:

Macroeconomic Environment

Macroeconomic factors continued to impact consumer discretionary spending and our financial results during the second quarter of 2025.  We continued to experience lighter consumer traffic in our Famous Footwear retail stores during the second quarter, resulting in lower net sales.  Recent tariff volatility and the lack of clarity surrounding future trade policy developments have heightened uncertainty in the global economy.  Following the executive orders on tariffs, we acted quickly to adjust our country sourcing mix and took other actions to mitigate the tariff impact, such as negotiating price concessions with our factories and selectively raising prices.  We estimate that tariffs negatively impacted our net sales in the second quarter of 2025 by approximately $10 million due to factory order cancellations and delayed receipts that will shift the timing of certain wholesale sales to the third quarter.  While we believe that the structural changes we have implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends and the impact of trade policy decisions may continue to adversely impact our financial results in the future.  In the near-term, we are focused on the areas within our control, including optimizing our sourcing strategy.  In addition, the restructuring actions we took in the second quarter of 2025 are expected to decrease selling and administrative expenses by approximately $15 million on an annualized basis. We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Liquidity

Our liquidity position remains strong, with $191.5 million in cash and cash equivalents and excess availability on our revolving credit agreement of $230.8 million as of August 2, 2025.  During the first half of 2025, borrowings on our revolving credit agreement increased by $168.0 million to $387.5 million.  Subsequent to quarter-end, on August 4, 2025, we completed the acquisition of Stuart Weitzman.  The increase in cash and cash equivalents and borrowings at August 2, 2025 reflects borrowings to fund the acquisition. Refer to Note 5 to the condensed consolidated financial statements for further discussion of the acquisition.  During the second quarter of 2025, we refinanced our revolving credit facility, increasing the aggregate amount available from $500.0 million to $700.0 million, and extending the maturity date from October 5, 2026 to June 27, 2030.

Recent Development

Acquisition of Stuart Weitzman

Subsequent to quarter-end, on August 4, 2025, we completed the previously announced acquisition of Stuart Weitzman from Tapestry, Inc.  This strategic acquisition further strengthens our position in the global footwear market and adds an iconic name in luxury footwear to our brand portfolio.  Stuart Weitzman maintains a strong presence in North America, Europe and Asia across both wholesale and direct-to-consumer channels.  The business will be included in our Brand Portfolio segment.  The purchase price, which is subject to final adjustments for net working capital, was $120.2 million, including $11.5 million in cash received at the closing. The acquisition was funded with our revolving credit agreement.

Financial Highlights

Highlights of our consolidated and segment results for the second quarter of 2025 and 2024 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	August 2, 2025	August 3, 2024	Change (1)
Consolidated net sales	$658.5	$683.3	($24.8)	(3.6)%
Famous Footwear segment net sales	$399.6	$420.3	($20.7)	(4.9)%
Famous Footwear comparable sales % change	(3.4)%	(2.9)%	n/m	n/m
Brand Portfolio segment net sales	$275.6	$285.5	($9.9)	(3.5)%
Gross profit	$285.8	$310.9	($25.1)	(8.1)%
Gross margin	43.4%	45.5%	n/m	(210 bps)
Operating earnings	$9.3	$42.5	($33.2)	(78.2)%
Diluted earnings per share	$0.20	$0.85	($0.65)	(76.5)%
(1)	n/m – not meaningful

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$658.5	100.0%	$683.3	100.0%	$1,272.7	100.0%	$1,342.5	100.0%
Cost of goods sold	372.7	56.6%	372.4	54.5%	708.3	55.6%	722.5	53.8%
Gross profit	285.8	43.4%	310.9	45.5%	564.5	44.4%	620.0	46.2%
Selling and administrative expenses	269.7	40.9%	268.4	39.3%	536.2	42.1%	534.7	39.8%
Restructuring and other special charges, net	6.8	1.1%	—	—%	7.4	0.6%	—	—%
Operating earnings	9.3	1.4%	42.5	6.2%	20.9	1.7%	85.3	6.4%
Interest expense, net	(4.5)	(0.7)%	(3.3)	(0.5)%	(8.3)	(0.7)%	(7.1)	(0.5)%
Other income, net	1.0	0.2%	1.2	0.2%	1.7	0.1%	2.2	0.1%
Earnings before income taxes	5.8	0.9%	40.4	5.9%	14.3	1.1%	80.4	6.0%
Income tax benefit (provision)	1.3	0.2%	(10.1)	(1.5)%	(1.3)	(0.1)%	(19.3)	(1.5)%
Net earnings	7.1	1.1%	30.3	4.4%	13.0	1.0%	61.1	4.5%
Net earnings (loss) attributable to noncontrolling interests	0.4	0.1%	0.3	0.0%	(0.7)	(0.1)%	0.2	0.0%
Net earnings attributable to Caleres, Inc.	$6.7	1.0%	$30.0	4.4%	$13.7	1.1%	$60.9	4.5%

Net Sales

Net sales decreased $24.8 million, or 3.6%, to $658.5 million for the second quarter of 2025, compared to $683.3 million for the second quarter of 2024, with declines in both our Famous Footwear and Brand Portfolio segments.  Net sales in our Famous Footwear segment decreased $20.7 million, or 4.9%, and comparable sales declined 3.4%, reflecting less traffic in our retail stores.  Net sales in the Brand Portfolio segment decreased $9.9 million, or 3.5% for the second quarter of 2025. Our direct-to-consumer sales represented approximately 75% of consolidated net sales for the second quarter of 2025, consistent with the second quarter of 2024. We remain focused on international growth, direct-to-consumer penetration, elevating the consumer experience at Famous Footwear and maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, Naturalizer, LifeStride and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Net sales decreased $69.8 million, or 5.2%, to $1,272.7 million for the six months ended August 2, 2025, compared to $1,342.5 million for the six months ended August 3, 2024. Net sales for our Famous Footwear segment decreased $42.5 million, or 5.5% during the first six months of 2025, compared to the first six months of 2024 and comparable sales declined 3.9%. Net sales for our Brand Portfolio decreased $31.7 million, or 5.3% during the first six months of 2025, compared to the first six months of 2024.  On a consolidated basis, our direct-to-consumer sales grew to approximately 73% of total net sales for the six months ended August 2, 2025, compared to 72% for the six months ended August 3, 2024.

Gross Profit

Gross profit decreased $25.1 million, or 8.1%, to $285.8 million for the second quarter of 2025, compared to $310.9 million for the second quarter of 2024. As a percentage of net sales, gross profit decreased to 43.4% for the second quarter of 2025, compared to 45.5% for the second quarter of 2024, driven by lower merchandise margins associated with the impact of tariffs and higher inventory markdowns. Our Famous Footwear division was more promotional during the second quarter of 2025 compared to last year.  In addition, we experienced higher freight costs, due in part to the higher mix of e-commerce sales.

Gross profit decreased $55.5 million, or 8.9%, to $564.5 million for the six months ended August 2, 2025, compared to $620.0 million for the six months ended August 3, 2024. As a percentage of net sales, gross profit decreased to 44.4% for the six months ended August 2, 2025, compared to 46.2% for the six months ended August 3, 2024, driven by higher inventory markdowns, lower merchandise margins and incremental costs associated with canceling and moving inventory out of China after the tariff escalation in April.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.3 million, or 0.5%, to $269.7 million for the second quarter of 2025, compared to $268.4 million for the second quarter of 2024.  The increase was driven by higher retail facilities costs, reflecting higher depreciation associated with the investment in Famous Footwear store renovations and upgrades to the FLAIR (Famous Localized and Immersive Retail) concept and higher store rent expense as leases are renewed, higher marketing expenses, due in part to the launch of the Jordan brand at Famous Footwear in July, and higher information technology expenses. These increases were partially offset by lower expenses associated with our cash and share-based incentive compensation programs. As a percentage of net sales, selling and administrative expenses increased to 40.9% for the second quarter of 2025, from 39.3% for the second quarter of 2024, reflecting deleveraging of expenses on lower net sales.

Selling and administrative expenses increased $1.5 million, or 0.3%, to $536.2 million for the six months ended August 2, 2025, compared to $534.7 million for the six months ended August 3, 2024.  The increase was primarily due to higher facility costs, reflecting higher depreciation associated with the investment in Famous Footwear store renovations and upgrades to the FLAIR concept and higher store rent expense as leases are renewed, and higher information technology expenses.  These increases were partially offset by lower advertising and marketing expenses and lower expenses for our cash and share-based incentive compensation plans. As a percentage of net sales, selling and administrative expenses increased to 42.1% for the six months ended August 2, 2025, from 39.8% for the six months ended August 3, 2024.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $6.8 million for the second quarter and $7.4 million for the six months ended August 2, 2025 were for legal and other related costs associated with the acquisition of Stuart Weitzman, which closed on August 4, 2025, and severance and other related costs associated with our expense reduction initiatives.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no restructuring and other special charges during the six months ended August 3, 2024.

Operating Earnings

Operating earnings decreased $33.2 million to $9.3 million for the second quarter of 2025, compared to $42.5 million for the second quarter of 2024, reflecting the factors described above. As a percentage of net sales, operating earnings were 1.4% for the second quarter of 2025, compared to 6.2% for the second quarter of 2024.

Operating earnings decreased $64.4 million to $20.9 million for the six months ended August 2, 2025, compared to $85.3 million for the six months ended August 3, 2024, primarily reflecting lower net sales and gross profit.  As a percentage of net sales, operating earnings were 1.7% for the six months ended August 2, 2025, compared to 6.4% for the six months ended August 3, 2024.

Interest Expense, Net

Interest expense, net increased $1.2 million, or 36.3%, to $4.5 million for the second quarter of 2025, compared to $3.3 million for the second quarter of 2024, reflecting higher average borrowings on our revolving credit facility. Interest expense, net increased $1.2 million, or 16.8%, to $8.3 million for the six months ended August 2, 2025, compared to $7.1 million for the six months ended August 3, 2024.  As discussed above, we used the revolving credit facility to fund the acquisition of Stuart Weitzman that closed on August 4, 2025.  We anticipate that the higher borrowings will result in higher interest expense for the second half of 2025.

Other Income, Net

Other income, net decreased $0.2 million to $1.0 million for the second quarter of 2025, compared to $1.2 million for the second quarter of 2024, and decreased $0.5 million, or 23.8%, to $1.7 million for the six months ended August 2, 2025, compared to $2.2 million for the six months ended August 3, 2024, primarily reflecting lower income generated from our pension plan assets in the second quarter and six months ended August 2, 2025.  Refer to Note 13 of the condensed consolidated financial statements for further information.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rate was a benefit of 22.0% for the second quarter of 2025, compared to a provision of 25.0% for the second quarter of 2024. Our consolidated effective tax rate was 8.8% for the six months ended August 2, 2025, compared to 24.0% for the six months ended August 3, 2024.  The lower effective tax rate for the second quarter and six months ended August 2, 2025 was driven by a discrete tax benefit of $2.5 million associated with the resolution of the remaining transition tax obligation for the mandatory deemed repatriation of cumulative foreign earnings. In the six months ended August 3, 2024, we recorded discrete tax benefits of approximately $1.0 million related to share-based compensation.

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted into law.  The OBBB Act includes a broad range of tax reform provisions, including allowing accelerated tax deductions for qualified property and immediate deduction of domestic research and development costs.  The OBBB Act also modifies some of the international tax rules.  We are in the process of evaluating the impact of the OBBB Act on our consolidated financial statements, but the provisions are not expected to have a material impact on the Company’s income tax provision.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. was $6.7 million and $13.7 million for the second quarter and six months ended August 2, 2025, respectively, compared to $30.0 million and $ 60.9 million for the second quarter and six months ended August 3, 2024, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$399.6	100.0%	$420.3	100.0%	$727.3	100.0%	$769.8	100.0%
Cost of goods sold	224.9	56.3%	231.0	55.0%	404.2	55.6%	419.5	54.5%
Gross profit	174.7	43.7%	$189.3	45.0%	323.1	44.4%	$350.3	45.5%
Selling and administrative expenses	156.0	39.1%	154.9	36.8%	299.5	41.2%	299.1	38.8%
Restructuring and other special charges, net	0.1	0.0%	—	—%	0.1	0.0%	—	—%
Operating earnings	$18.6	4.6%	$34.4	8.2%	$23.5	3.2%	$51.2	6.7%

Key Metrics
Comparable sales % change	(3.4)%		(2.9)%		(3.9)%		(2.6)%
Comparable sales $ change	$(13.8)		$(12.6)		$(29.4)		$(20.5)
Sales change from new and closed stores, net	$(6.9)		$18.9		$(12.8)		$27.2
Impact of changes in Canadian exchange rate on sales	$(0.0)		$(0.2)		$(0.3)		$(0.3)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$63		$66		$114		$120
Sales per square foot, excluding e-commerce (trailing twelve months)	$232		$247		$232		$247
Square footage (thousand sq. ft.)	5,463		5,616		5,463		5,616

Stores opened	2		3		2		6
Stores closed	7		3		18		11
Ending stores	830		855		830		855

Net Sales

Net sales of $399.6 million in the second quarter of 2025 decreased $20.7 million, or 4.9%, compared to the second quarter of 2024.  Comparable sales decreased 3.4% for the second quarter of 2025, driven by a decline in consumer traffic in our retail stores, but improved sequentially throughout the quarter.  We experienced growth in e-commerce sales and an increase in e-commerce penetration to 14% of net sales in the second quarter of 2025, from 12% in the second quarter of 2024.  In mid-July, we launched the Jordan brand, both online and in our retail stores.  Jordan quickly rose to one of Famous Footwear’s top 10 brands, which contributed to a strong start to our back-to-school selling season.

We opened two stores and closed seven stores during the second quarter of 2025, resulting in 830 stores and total square footage of 5.5 million at the end of the quarter, compared to 855 stores and total square footage of 5.6 million at the end of the second quarter of 2024.  Sales to members of our customer loyalty program, Famously You Rewards, continue to account for a majority of the segment’s sales, with approximately 77% of our net sales made to program members in the second quarter of 2025, compared to 75% in the second quarter of 2024.

Net sales of $727.3 million in the six months ended August 2, 2025 decreased $42.5 million, or 5.5%, compared to the six months ended August 3, 2024. Comparable sales declined 3.9% in the six months ended August 2, 2025, driven by a decline in traffic in our retail stores.  Athletics continues to be our top-selling category.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands for the six months ended August 2, 2025.  During the first half of 2025, we opened two stores and closed 18 stores, and converted 21 stores to the FLAIR concept.  We have experienced sales growth in stores converted to the FLAIR concept, and we will continue to evaluate stores for FLAIR conversion to drive sales growth.

Gross Profit

Gross profit decreased $14.6 million, or 7.7%, to $174.7 million for the second quarter of 2025, compared to $189.3 million for the second quarter of 2024. As a percentage of net sales, our gross profit decreased to 43.7% for the second quarter of 2025, from 45.0% for the second quarter of 2024, reflecting higher levels of promotional activity during the quarter and higher freight costs, due in part to the higher mix of e-commerce sales.

Gross profit decreased $27.2 million, or 7.8%, to $323.1 million for the six months ended August 2, 2025, compared to $350.3 million for the six months ended August 3, 2024.  As a percentage of net sales, our gross profit decreased to 44.4% for the six months ended August 2, 2025, compared to 45.5% for the six months ended August 3, 2024, driven by higher levels of promotional activity and higher freight costs.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.1 million, or 0.7%, to $156.0 million for the second quarter of 2025, compared to $154.9 million for the second quarter of 2024.  The increase was primarily driven by higher retail facilities costs, including depreciation expense associated with the investments in the FLAIR store concept and higher store rent expense as leases are renewed, and higher marketing costs due to the launch of the Jordan brand.  During the second quarter of 2025, we converted 11 stores to the new FLAIR concept, ending the quarter with a total of 55 FLAIR stores.  These stores continue to outperform our traditionally designed retail stores.  As a percentage of net sales, selling and administrative expenses increased to 39.1% for the second quarter of 2025, compared to 36.8% for the second quarter of 2024.

Selling and administrative expenses increased $0.4 million, or 0.1%, to $299.5 million for the six months ended August 2, 2025, compared to $299.1 million for the six months ended August 3, 2024. The increase was driven by higher retail facilities costs, including depreciation expense associated with the investments in the FLAIR store concept and higher store rent expense as leases are renewed.  As a percentage of net sales, selling and administrative expenses increased to 41.2% for the six months ended August 2, 2025, compared to 38.8% for the six months ended August 3, 2024, reflecting deleveraging of expenses over lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.1 million for the three and six months ended August 2, 2025 were associated with our expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended August 3, 2024.

Operating Earnings

Operating earnings decreased $15.8 million to $18.6 million for the second quarter of 2025, compared to $34.4 million for the second quarter of 2024, primarily reflecting the factors described above. As a percentage of net sales, operating earnings declined to 4.6% for the second quarter of 2025, compared to 8.2% for the second quarter of 2024.

Operating earnings decreased $27.7 million to $23.5 million for the six months ended August 2, 2025, compared to $51.2 million for the six months ended August 3, 2024. As a percentage of net sales, operating earnings were 3.2% for the six months ended August 2, 2025, compared to 6.7% for the six months ended August 3, 2024.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$275.6	100.0%	$285.5	100.0%	$571.0	100.0%	$602.7	100.0%
Cost of goods sold	164.5	59.7%	163.6	57.3%	330.7	57.9%	333.0	55.3%
Gross profit	111.1	40.3%	121.9	42.7%	240.3	42.1%	269.7	44.7%
Selling and administrative expenses	102.6	37.2%	98.3	34.4%	214.5	37.6%	204.7	33.9%
Restructuring and other special charges, net	1.8	0.7%	—	—%	1.8	0.2%	—	—%
Operating earnings	$6.7	2.4%	$23.6	8.3%	$24.0	4.3%	$65.0	10.8%

Key Metrics
Direct-to-consumer (% of net sales) (1)	36%		33%		35%		33%
Change in wholesale net sales ($)	$(11.6)		$(14.5)		$(29.2)		$(27.2)
Change in retail net sales ($)	$1.7		$(0.9)		$(2.5)		$3.5
Unfilled order position at end of period	$244.2		$251.6

Company-Operated Stores:
North America
Stores opened	2		3		5		3
Stores closed	—		3		2		4
Ending stores - North America	63		61		63		61
East Asia
Ending stores - East Asia	55		43		55		43
Total Company-Operated Stores	118		104		118		104

International franchise locations	145		106		145		106
Total	263		210		263		210
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.

Net Sales

Net sales of $275.6 million in the second quarter of 2025 decreased $9.9 million, or 3.5%, compared to the second quarter of 2024. During the second quarter of 2025, we experienced soft consumer demand due to cautious buying by our wholesale customers associated with the challenging macroeconomic environment, partially offset by growth in both our retail stores and e-commerce business.  In addition, we estimate that tariffs negatively impacted our net sales in the second quarter of 2025 by approximately $10 million due to factory order cancellations and delayed receipts that will shift the timing of certain wholesale sales to the third quarter.  Our direct-to-consumer sales represented approximately 36% of net sales for the second quarter of 2025, compared to 33% in the second quarter of 2024.  During the second quarter of 2025, we opened two stores in the United States, resulting in a total of 63 stores in North America at August 2, 2025, compared to 61 stores at August 3, 2024.  We remain focused on international growth and continued to expand our international presence during the second quarter of 2025.  There were 118 stores in East Asia at August 2, 2025, compared to 104 stores at August 3, 2024. There were also 145 international branded stores owned and operated by third parties through franchise agreements at August 2, 2025, compared to 106 international branded stores at August 3, 2024.

Net sales decreased $31.7 million, or 5.3%, to $571.0 million for the six months ended August 2, 2025, compared to $602.7 million for the six months ended August 3, 2024, reflecting softer demand associated with the challenging macroeconomic environment and competitive retail landscape.

Our unfilled order position for our wholesale sales decreased $7.4 million, or 2.9%, to $244.2 million at August 2, 2025, compared to $251.6 million at August 3, 2024.

Beginning in the third quarter of 2025, Brand Portfolio will contain the financial results of our recently acquired Stuart Weitzman brand.  The acquisition, which includes wholesale and direct-to-consumer channels, strengthens our international presence.

Gross Profit

Gross profit decreased $10.8 million, or 8.9%, to $111.1 million for the second quarter of 2025, compared to $121.9 million for the second quarter of 2024, driven by lower net sales. As a percentage of net sales, our gross profit decreased to 40.3% for the second quarter of 2025, compared to 42.7% for the second quarter of 2024.  The decrease was driven by the impact of tariffs, higher inventory markdowns, and incremental costs associated with canceling factory orders and moving inventory out of China.

Gross profit decreased $29.4 million, or 10.9%, to $240.3 million for the six months ended August 2, 2025, compared to $269.7 million for the six months ended August 3, 2024.  As a percentage of net sales, our gross profit decreased to 42.1% for the six months ended August 2, 2025, compared to 44.7% for the six months ended August 3, 2024. The decrease was driven by the same factors described above.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.3 million, or 4.4%, to $102.6 million for the second quarter of 2025, compared to $98.3 million for the second quarter of 2024. The increase reflects growth in our international business, higher distribution costs and an increase in salary and benefits expense, partially offset by lower marketing expenses. As a percentage of net sales, selling and administrative expenses increased to 37.2% for the second quarter of 2025, compared to 34.4% for the second quarter of 2024.

Selling and administrative expenses increased $9.8 million, or 4.8%, to $214.5 million for the six months ended August 2, 2025, compared to $204.7 million for the six months ended August 3, 2024. The increase reflects growth in our international business, a higher provision for expected credit losses and higher salary and benefits expense, partially offset by lower marketing expenses.  As a percentage of net sales, selling and administrative expenses increased to 37.6% for the six months ended August 2, 2025, compared to 33.9% for the six months ended August 3, 2024, reflecting deleveraging of expenses over lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $1.8 million for the three and six months ended August 2, 2025 were associated with expense reduction initiatives, primarily severance.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no corresponding charges for the six months ended August 3, 2024.

Operating Earnings

Operating earnings decreased to $6.7 million for the second quarter of 2025, from $23.6 million for the second quarter of 2024, as a result of the factors described above.  As a percentage of net sales, operating earnings were 2.4% for the second quarter of 2025, compared to 8.3% for the second quarter of 2024.

Operating earnings decreased to $24.0 million for the six months ended August 2, 2025, compared to $65.0 million for the six months ended August 3, 2024, as a result of the factors described above.  As a percentage of net sales, operating earnings were 4.3% for the six months ended August 2, 2025, compared to 10.8% in the six months ended August 3, 2024.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 2, 2025		August 3, 2024		August 2, 2025		August 3, 2024
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(16.7)	100.0%	$(22.5)	100.0%	$(25.5)	100.0%	$(30.0)	100.0%
Cost of goods sold	(16.7)	100.0%	(22.2)	98.5%	(26.5)	103.9%	(29.9)	99.8%
Gross profit	0.0	0.0%	(0.3)	1.5%	1.0	(3.9)%	(0.1)	0.2%
Selling and administrative expenses	11.1	(66.5)%	15.2	(67.4)%	22.2	(87.1)%	30.9	(103.0)%
Restructuring and other special charges, net	4.8	(28.7)%	—	—%	5.5	(21.6)%	—	—%
Operating loss	$(15.9)	95.2%	$(15.5)	68.9%	$(26.7)	104.8%	$(31.0)	103.2%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $16.7 million for the second quarter of 2025 is $5.8 million, or 25.8%, lower than the second quarter of 2024, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear. The net sales elimination of $25.5 million for the six months ended August 2, 2025 is $4.5 million, or 14.9%, lower than the six months ended August 3, 2024, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses decreased $4.1 million, to $11.1 million in the second quarter of 2025, compared to $15.2 million for the second quarter of 2024.  Selling and administrative expenses decreased $8.7 million, to $22.2 million for the six months ended August

2, 2025, compared to $30.9 million for the six months ended August 3, 2024. The decreases for both the quarter and six months primarily reflect lower expenses related to our cash and share-based incentive compensation.

Restructuring and other special charges of $4.8 million and $5.5 million for the three and six months ended August 2, 2025, respectively, were for our expense reduction initiatives, as well as legal and other related costs associated with the acquisition of Stuart Weitzman that closed on August 4, 2025.  Refer to Note 5 to the condensed consolidated financial statements for additional information related to these charges.  There were no restructuring charges during the three and six months ended August 3, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

As further discussed in Note 10 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs that matures on June 27, 2030. The aggregate amount available under the revolving credit facility is up to $700.0 million, subject to borrowing base restrictions, and may be further increased by up to $250.0 million.  Interest on the borrowings is at variable rates based on the SOFR, or the prime rate (as defined in the Credit Agreement), plus a spread.

Total debt obligations of $387.5 million at August 2, 2025 increased $241.0 million, from $146.5 million at August 3, 2024, and $168.0 million, from $219.5 million at February 1, 2025.  Subsequent to quarter-end, on August 4, 2025, we completed the acquisition of Stuart Weitzman.  The increase in borrowings at August 2, 2025 reflects borrowings to fund the acquisition.  Net interest expense for the second quarter of 2025 increased $1.2 million to $4.5 million, compared to $3.3 million for the second quarter of 2024, reflecting higher average borrowings on our revolving credit facility.

At August 2, 2025, we had $387.5 million in borrowings and $8.1 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $230.8 million at August 2, 2025.  We were in compliance with all covenants and restrictions under the Credit Agreement as of August 2, 2025.

Working Capital and Cash Flow

	Twenty-Six Weeks Ended

($ millions)	August 2, 2025	August 3, 2024	Change
Net cash provided by operating activities	$41.7	$115.7	$(74.0)
Net cash used for investing activities	(34.1)	(21.8)	(12.3)
Net cash provided by (used for) financing activities	154.2	(63.4)	217.6
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)	0.2
Increase in cash and cash equivalents	$161.9	$30.4	$131.5

Reasons for the major variances in cash provided in the table above are as follows:

Cash provided by operating activities was $74.0 million lower in the twenty-six weeks ended August 2, 2025 as compared to the twenty-six weeks ended August 3, 2024, primarily reflecting the following factors:

●	A smaller increase in trade accounts payable during the twenty-six weeks ended August 2, 2025, compared to the twenty-six weeks ended August 3, 2024, driven in part by an unplanned shift to the third quarter of 2024 of a significant payment to one of our largest vendors,
●	Lower net earnings in the twenty-six weeks ended August 2, 2025, compared to the twenty-six weeks ended August 3, 2024,
●	A larger increase in inventory during the twenty-six weeks ended August 2, 2025, compared to the twenty-six weeks ended August 3, 2024, partially offset by
●	An increase in accrued expenses and other liabilities during the twenty-six weeks ended August 2, 2025, compared to a decrease in the twenty-six weeks ended August 3, 2024, and
●	A decrease in accounts receivable during the twenty-six weeks ended August 2, 2025 compared to an increase in the twenty-six weeks ended August 3, 2024.

Cash used for investing activities was $12.3 million higher for the twenty-six weeks ended August 2, 2025 as compared to the twenty-six weeks ended August 3, 2024, reflecting higher capital expenditures, due in part to the Famous Footwear store remodels to the new FLAIR concept. We had 55 FLAIR stores as of August 2, 2025 and expect to add two more FLAIR stores during the second half of 2025.

Cash provided by financing activities was $154.2 million for the twenty-six weeks ended August 2, 2025 as compared to cash used for financing activities of $63.4 million for the twenty-six weeks ended August 3, 2024, primarily due to net borrowings on our revolving credit agreement of $168.0 million in the twenty-six weeks ended August 2, 2025, compared to net repayments of $35.5 million in the comparable period in 2024.  The increase in borrowings during the twenty-six weeks ended August 2, 2025 reflects higher borrowings at quarter-end in advance of the Stuart Weitzman acquisition on August 4, 2025.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 2, 2025	August 3, 2024	February 1, 2025
Working capital ($ millions) (1)	$84.3	$79.3	$78.6
Current ratio (2)	1.08:1	1.09:1	1.10:1
Debt-to-capital ratio (3)	38.4%	19.3%	26.6%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at August 2, 2025 was $84.3 million, which was an increase of $5.0 million from August 3, 2024 and a $5.7 million increase from February 1, 2025. The increase in working capital from August 3, 2024 primarily reflects higher cash and cash equivalents, lower trade accounts payable and higher inventory, partially offset by higher borrowings under our revolving credit agreement. The increase in cash and borrowings under the revolving credit agreement reflects the acquisition of Stuart Weitzman subsequent to quarter-end.  The lower trade accounts payable as of August 2, 2025 is partially due to an unplanned shift to the third quarter of 2024 of a significant payment to one of our largest vendors.  The increase in working capital from February 1, 2025 primarily reflects higher borrowings under our revolving credit agreement and accrued expenses, partially offset by lower trade accounts payable. Our current ratio was 1.08:1 as of August 2, 2025, compared to 1.09:1 at August 3, 2024 and 1.10:1 at February 1, 2025.  Our debt-to-capital ratio was 38.4% as of August 2, 2025, compared to 19.3% as of August 3, 2024 and 26.6% at February 1, 2025.

We declared and paid dividends of $0.07 per share in the second quarter of both 2025 and 2024.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 2, 2025, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In early 2025, the United States administration announced tariffs on products manufactured in several jurisdictions from which we import our products.  We are actively monitoring the impact of tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries.  During the second quarter of 2025, our net sales and gross margins in the Brand Portfolio segment were adversely impacted by tariffs.  The enactment of additional tariffs and the uncertainty surrounding future tariff policies and rates pose a significant risk to our business operations and may materially increase our costs and reduce our margins. The tariff uncertainty also creates challenges in our supply chain management, our pricing strategies and the management of customer orders.  While we have implemented strategies to minimize the effect of tariffs, including shifting production outside of China and other countries impacted by tariffs and negotiating with our suppliers,  and we are continuously evaluating strategies to mitigate the impact of additional tariffs, there can be no assurance that these measures will be successful. In addition, the imposition of tariffs has resulted in increased market volatility and exacerbated existing inflationary cost pressures and recessionary fears among consumers, which could further negatively impact discretionary spending and accordingly, adversely impact our sales volume. The tariffs may also lead to higher pricing for our products, which may result in customers shifting to private-label footwear or other lower cost alternatives.

Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations and financial condition is not certain but could be material.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2025:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
May 4, 2025 - May 31, 2025	14,739	$16.49	—	3,366,055

June 1, 2025 - July 5, 2025	1,535	13.30	—	3,366,055

July 6, 2025 - August 2, 2025	—	—	—	3,366,055
Total	16,274	$16.19	—	3,366,055
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards. The average price per share on repurchases of our common stock excludes the cost of broker commissions and excise taxes due under the provisions of the Inflation Reduction Act.
(2)	On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of 7,000,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions. During the thirteen and twenty-six weeks ended August 2, 2025, the Company repurchased zero and 300,000 shares, respectively, under the 2022 Program. During the thirteen and twenty-six weeks ended August 3, 2024, the Company repurchased zero and 416,000 shares, respectively, under the 2022 Program. As of August 2, 2025, there were 3,366,055 shares authorized to be repurchased. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

On July 8, 2025, Daniel Friedman, Chief Sourcing Officer, terminated a Rule 10b5-1 plan (‘Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934.  The Rule 10b5-1 Plan was adopted on October 9, 2024 and provided for the sale of up to 16,782 shares of the Company's common stock.

No other director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K, during the thirteen weeks ended August 2, 2025.

ITEM 6    EXHIBITS

Exhibit No.
2.1

Sale and Purchase Agreement, dated February 16, 2025, by and between Caleres, Inc. (the “Company”) and Tapestry, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed February 19, 2025.

2.2

Amendment No.1 to Sale and Purchase Agreement, dated as of August 4, 2025, by and between the Company and Tapestry, Inc., incorporated herein by reference to Exhibit 2.2 to the Company’s Form 8-K filed August 5, 2025.

3.1		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 1, 2020.
3.2		Bylaws of the Company as amended through May 22, 2025, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 23, 2025.
10.1

Seventh Amendment to Fourth Amended and Restated Credit Agreement, dated as of June 27, 2025, by and among the Company, certain of its subsidiaries party thereto, the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent and collateral agent, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed July 3, 2025.

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

CALERES, INC.

Date: September 9, 2025	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer