Form 10-Q
period 2025-11-01
CALERES INC
filed 2025-12-11
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 1, 2025

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of November 28, 2025, 33,895,562 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	November 1, 2025	November 2, 2024	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$33,963	$33,685	$29,636
Receivables, net	180,842	176,080	155,905
Inventories, net	678,214	585,877	565,241
Income taxes	8,053	6,404	13,668
Property and equipment, held for sale	16,777	16,777	16,777
Prepaid expenses and other current assets	63,161	51,484	55,282
Total current assets	981,010	870,307	836,509

Prepaid pension costs	81,455	78,799	78,463
Lease right-of-use assets	573,318	589,141	564,330
Property and equipment, net	191,071	176,428	175,213
Deferred income taxes	5,149	4,176	4,826
Goodwill and intangible assets, net	203,155	195,033	192,274
Other assets	43,764	42,055	43,139
Total assets	$2,078,922	$1,955,939	$1,894,754

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$355,000	$238,500	$219,500
Trade accounts payable	214,651	258,258	237,038
Income taxes	14,923	18,054	6,425
Lease obligations	126,132	117,523	127,522
Other accrued expenses	213,564	174,095	167,448
Total current liabilities	924,270	806,430	757,933
Other liabilities:
Noncurrent lease obligations	479,971	506,336	479,524
Income taxes	—	2,464	2,464
Deferred income taxes	32,763	12,683	31,772
Other liabilities	16,588	21,720	17,112
Total other liabilities	529,322	543,203	530,872
Equity:
Common stock	339	336	336
Additional paid-in capital	196,784	186,924	190,320
Accumulated other comprehensive loss	(26,652)	(28,779)	(34,022)
Retained earnings	446,280	439,803	442,390
Total Caleres, Inc. shareholders’ equity	616,751	598,284	599,024
Noncontrolling interests	8,579	8,022	6,925
Total equity	625,330	606,306	605,949
Total liabilities and equity	$2,078,922	$1,955,939	$1,894,754

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$790,051	$740,941	$2,062,791	$2,083,456
Cost of goods sold	460,102	413,981	1,168,353	1,136,522
Gross profit	329,949	326,960	894,438	946,934
Selling and administrative expenses	311,276	268,669	847,506	803,355
Restructuring and other special charges, net	6,705	1,593	14,088	1,593
Operating earnings	11,968	56,698	32,844	141,986
Interest expense, net	(5,495)	(2,914)	(13,786)	(10,025)
Other (expense) income, net	(310)	34	1,367	2,202
Earnings before income taxes	6,163	53,818	20,425	134,163
Income tax provision	(4,729)	(12,699)	(5,985)	(31,973)
Net earnings	1,434	41,119	14,440	102,190
Net loss attributable to noncontrolling interests	(952)	(308)	(1,602)	(135)
Net earnings attributable to Caleres, Inc.	$2,386	$41,427	$16,042	$102,325

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.07	$1.20	$0.47	$2.93

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.07	$1.19	$0.47	$2.92

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net earnings	$1,434	$41,119	$14,440	$102,190
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustment	8	(506)	4,817	2,112
Pension and other postretirement benefits adjustments	1,053	1,108	3,159	3,331
Other comprehensive earnings, net of tax	1,061	602	7,976	5,443
Comprehensive income	2,495	41,721	22,416	107,633
Comprehensive loss attributable to noncontrolling interests	(469)	(400)	(996)	(417)
Comprehensive income attributable to Caleres, Inc.	$2,964	$42,121	$23,412	$108,050

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024
Operating Activities
Net earnings	$14,440	$102,190
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	35,081	29,456
Amortization of capitalized software	3,711	3,939
Amortization of intangible assets	8,435	8,277
Amortization of debt issuance costs	362	305
Loss on early extinguishment of debt	52	—
Share-based compensation expense	10,045	11,293
Loss on disposal of property and equipment	313	74
Impairment charges for property, equipment, and lease right-of-use assets	1,350	1,340
Adjustment to expected credit losses	4,666	(279)
Deferred income taxes	668	1,372
Changes in operating assets and liabilities:
Receivables	(14,449)	(35,556)
Inventories	(27,736)	(45,879)
Prepaid expenses and other current and noncurrent assets	5,958	(3,350)
Trade accounts payable	(28,315)	6,499
Accrued expenses and other liabilities	12,807	(21,204)
Income taxes, net	11,648	14,670
Other, net	1,418	2,708
Net cash provided by operating activities	40,454	75,855

Investing Activities
Purchases of property and equipment	(44,071)	(38,410)
Capitalized software	(2,738)	(1,918)
Acquisition of Stuart Weitzman, net of cash received	(108,858)	—
Net cash used for investing activities	(155,667)	(40,328)

Financing Activities
Borrowings under revolving credit agreement	748,500	537,368
Repayments under revolving credit agreement	(613,000)	(480,868)
Debt issuance costs	(2,920)	—
Dividends paid	(7,104)	(7,342)
Acquisition of treasury stock	(5,051)	(65,039)
Issuance of common stock under share-based plans, net	(3,575)	(8,820)
Contributions by noncontrolling interests	2,650	1,500
Net cash provided by (used for) financing activities	119,500	(23,201)
Effect of exchange rate changes on cash and cash equivalents	40	1
Increase in cash and cash equivalents	4,327	12,327
Cash and cash equivalents at beginning of period	29,636	21,358
Cash and cash equivalents at end of period	$33,963	$33,685

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE AUGUST 2, 2025	33,845,542	$338	$193,912	$(27,230)	$446,276	$613,296	$8,648	$621,944
Net earnings (loss)					2,386	2,386	(952)	1,434
Foreign currency translation adjustment				(475)		(475)	483	8
Pension and other postretirement benefits adjustments, net of tax of $365				1,053		1,053		1,053
Comprehensive income (loss)				578	2,386	2,964	(469)	2,495
Contributions by noncontrolling interests						—	400	400
Dividends ($0.07 per share)					(2,375)	(2,375)		(2,375)
Acquisition of treasury stock	—	—			(7)	(7)		(7)
Issuance of common stock under share-based plans, net	56,087	1	(245)			(244)		(244)
Share-based compensation expense			3,117			3,117		3,117
BALANCE NOVEMBER 1, 2025	33,901,629	$339	$196,784	$(26,652)	$446,280	$616,751	$8,579	$625,330

BALANCE AUGUST 3, 2024	35,135,870	$351	$183,922	$(29,473)	$451,262	$606,062	$7,422	$613,484
Net earnings (loss)					41,427	41,427	(308)	41,119
Foreign currency translation adjustment				(414)		(414)	(92)	(506)
Pension and other postretirement benefits adjustments, net of tax of $383				1,108		1,108		1,108
Comprehensive income (loss)				694	41,427	42,121	(400)	41,721
Contributions by noncontrolling interests						—	1,000	1,000
Dividends ($0.07 per share)					(2,443)	(2,443)		(2,443)
Acquisition of treasury stock	(1,522,324)	(15)			(50,443)	(50,458)		(50,458)
Issuance of common stock under share-based plans, net	20,699	0	(363)			(363)		(363)
Share-based compensation expense			3,365			3,365		3,365
BALANCE NOVEMBER 2, 2024	33,634,245	$336	$186,924	$(28,779)	$439,803	$598,284	$8,022	$606,306

				Accumulated
				Other		Total Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE FEBRUARY 1, 2025	33,631,764	$336	$190,320	$(34,022)	$442,390	$599,024	$6,925	$605,949
Net earnings (loss)					16,042	16,042	(1,602)	14,440
Foreign currency translation adjustment				4,211		4,211	606	4,817
Pension and other postretirement benefits adjustments, net of tax of $1,095				3,159		3,159		3,159
Comprehensive income (loss)				7,370	16,042	23,412	(996)	22,416
Contributions by noncontrolling interests						—	2,650	2,650
Dividends ($0.21 per share)					(7,104)	(7,104)		(7,104)
Acquisition of treasury stock	(300,000)	(3)			(5,048)	(5,051)		(5,051)
Issuance of common stock under share-based plans, net	569,865	6	(3,581)			(3,575)		(3,575)
Share-based compensation expense			10,045			10,045		10,045
BALANCE NOVEMBER 1, 2025	33,901,629	$339	$196,784	$(26,652)	$446,280	$616,751	$8,579	$625,330

BALANCE FEBRUARY 3, 2024	35,490,019	$355	$184,451	$(34,504)	$410,329	$560,631	$6,939	$567,570
Net earnings					102,325	102,325	(135)	102,190
Foreign currency translation adjustment				2,394		2,394	(282)	2,112
Pension and other postretirement benefits adjustments, net of tax of $1,154				3,331		3,331		3,331
Comprehensive income (loss)				5,725	102,325	108,050	(417)	107,633
Contributions by noncontrolling interests						—	1,500	1,500
Dividends ($0.21 per share)					(7,342)	(7,342)		(7,342)
Acquisition of treasury stock	(1,938,324)	(19)			(65,509)	(65,528)		(65,528)
Issuance of common stock under share-based plans, net	82,550	—	(8,820)			(8,820)		(8,820)
Share-based compensation expense			11,293			11,293		11,293
BALANCE NOVEMBER 2, 2024	33,634,245	$336	$186,924	$(28,779)	$439,803	$598,284	$8,022	$606,306

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

Noncontrolling Interests

Noncontrolling interests in the Company’s condensed consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. The Company has a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China. The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”). During the thirteen and thirty-nine weeks ended November 1, 2025, capital contributions of $0.8 million and $5.3 million, respectively, were made to CLT, including $0.4 million and $2.7 million, respectively, received from Brand Investment Holding.  During the thirteen and thirty-nine weeks ended November 2, 2024, capital contributions of $2.0 million and $3.0 million, respectively, were made to CLT, including $1.0 million and $1.5 million, respectively, received from Brand Investment Holding

Net sales and operating losses of CLT for the periods ended November 1, 2025 and November 2, 2024 were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$10,162	$6,964	$30,746	$22,784
Operating loss	(1,913)	(750)	(3,209)	(363)

The Company consolidates CLT into its condensed consolidated financial statements on a one-month lag. Net loss attributable to noncontrolling interests represents the share of net losses that are attributable to Brand Investment Holding. Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financial institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of November 1, 2025 and November 2, 2024, the Company had $15.9 million and $17.2 million, respectively, of accounts payable subject to the Program arrangements.

The following table is a rollforward of the obligations confirmed under the Program for November 1, 2025 and November 2, 2024:

	Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024
Confirmed obligations outstanding at the beginning of the period	$21,970	$12,955
Invoices confirmed during the period	76,423	89,591
Confirmed invoices paid during the period	(82,471)	(85,306)
Confirmed obligations outstanding at the end of the period	$15,922	$17,240

Property and Equipment, Held for Sale

In January 2025, the Company entered into an agreement to sell the main portion of its nine-acre corporate headquarters campus (the “Campus”) located in Clayton, Missouri, subject to certain closing conditions.  In February 2025, the Company entered into two letters of intent to sell the remaining portions of the Campus.  In April 2025, the Company entered into an agreement to sell one of the remaining parcels and in September 2025, an agreement was entered into the sell the remaining parcel.  The Company expects each of the components of the Campus to qualify as a completed sale within the next year.  Accordingly, the Campus, primarily consisting of land and buildings, has been classified as property and equipment, held for sale on the consolidated balance sheet as of November 1, 2025 within the Eliminations and Other category.  The Company evaluated the Campus asset group for impairment and determined that no indicators were present as of November 1, 2025.

Note 2    Impact of New Accounting Pronouncements

Impact of Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The ASU expands the income tax disclosure requirements, principally related to the rate reconciliation table and income taxes paid by jurisdiction.  ASU 2023-09 is effective for the Company on a prospective basis in fiscal year 2025, with the option to apply the standard retrospectively, and early adoption is permitted.  The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU is intended to clarify and modernize the accounting for costs related to internal-use software. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those fiscal years, with early adoption permitted. The guidance may be applied using a prospective, retrospective or modified transition approach.  The Company is currently evaluating the impact of the ASU on its consolidated financial statement disclosures.

Note 3    Acquisition

On February 16, 2025, the Company entered into a Sale and Purchase Agreement with Tapestry, Inc. (“Tapestry”) to acquire the Stuart Weitzman business (the “Acquisition”).  On August 4, 2025, the Company completed the Acquisition pursuant to the terms and conditions of that Sale and Purchase Agreement, as amended.  The aggregate purchase price for the Acquisition was $108.9 million, net of the cash received at the closing.  The purchase price is subject to final adjustments for net working capital.

Stuart Weitzman, which includes both wholesale and direct-to-consumer channels, has been an iconic global luxury women’s footwear brand for over 35 years.  The Acquisition strengthens the Company’s position in the global footwear market and adds an iconic name in luxury footwear to the Brand Portfolio segment.  Stuart Weitzman maintains a strong presence in North America, Europe and Asia across both wholesale and direct-to-consumer channels.  The acquisition was funded with borrowings from the revolving credit agreement.

Preliminary Purchase Price Allocation

The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  Accordingly, the assets and liabilities of Stuart Weitzman were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill.  The following table summarizes the Company’s preliminary allocation of the purchase price as of the acquisition date:

($ thousands)	August 4, 2025
Assets
Current assets:
Cash and cash equivalents	$10,683
Receivables	14,220
Inventories	86,801
Prepaid expenses and other current assets	10,776
Total current assets	122,480

Lease right-of-use assets	21,670
Property and equipment	7,899
Goodwill	6,616
Intangible assets	12,700
Other assets	1,988
Total assets	$173,353

Liabilities and Equity
Current liabilities:
Trade accounts payable	5,458
Lease obligations	10,279
Other accrued expenses	20,453
Total current liabilities	36,190

Other liabilities:
Noncurrent lease obligations	16,496
Other liabilities	1,126
Total other liabilities	17,622
Net assets	$119,541

The allocation of the purchase price was based on certain preliminary valuations and analyses. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analyses within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. The Company’s purchase price allocation required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements). A third-party valuation specialist assisted the Company with its preliminary fair value estimates for inventory, right-of-use lease assets and intangible assets. The Company used all available information to make its best estimate of fair values at the acquisition date and is still in the process of finalizing the fair value of certain assets acquired and liabilities assumed, including inventories, property and equipment, certain intangibles and leases at the acquisition date.  The Company expects to obtain the information necessary to finalize the purchase price allocation during the measurement period, not to exceed one year from the acquisition date as permitted under ASC 805.

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

The financial results of Stuart Weitzman are included in the Brand Portfolio segment beginning in the third quarter of 2025.  Stuart Weitzman contributed net sales of $45.8 million and reported an operating loss of $18.9 million for the thirteen and thirty-nine weeks ended November 1, 2025.  The operating loss is due in part to $7.7 million in incremental cost of goods sold during the thirteen and thirty-nine weeks ended November 1, 2025 related to the inventory fair value adjustment required for purchase accounting.  The operating loss does not include $3.8 million ($2.8 million on an after-tax basis, or $0.09 per diluted share) and $6.7 million ($5.0 million on an after-tax basis, or $0.15 per diluted share) in acquisition and integration-related costs during the thirteen and thirty-nine weeks ended November 1, 2025, respectively,  and the incremental interest expense associated with the transaction.  Refer to Note 6 to the condensed consolidated financial statements for additional information related to the acquisition and integration costs and Note 9 for discussion of the intangible assets acquired.

Pro Forma Financial Information

The following unaudited pro forma financial information for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 combines the historical results of Caleres, Inc. and Stuart Weitzman, assuming the acquisition had been completed as of February 4, 2024.  The pro forma financial information includes various adjustments to reflect business combination accounting effects, including the incremental cost of goods sold related to the fair value step-up adjustment on inventory, acquisition and integration-related costs, interest expense on the incremental borrowings on the revolving credit agreement to fund the acquisition and amortization on the acquired intangible assets, and tax-related effects of the adjustments.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$790,051	$804,370	$2,153,702	$2,245,986
Net earnings attributable to Caleres, Inc.	$11,339	$37,092	$18,707	$55,028

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.

Note 4   Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended November 1, 2025
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$349,354	$35,065	$—	$384,419
E-commerce - Company websites (1)	68,842	77,914	—	146,756
E-commerce - wholesale drop-ship (1)	—	30,631	(1,832)	28,799
Total direct-to-consumer sales	418,196	143,610	(1,832)	559,974
Wholesale - e-commerce (1)	—	74,998	—	74,998
Wholesale - landed	—	148,080	(10,579)	137,501
Wholesale - first cost	—	14,856	—	14,856
Licensing and royalty	407	2,141	—	2,548
Other (2)	148	26	—	174
Net sales	$418,751	$383,711	$(12,411)	$790,051

	Thirteen Weeks Ended November 2, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$365,717	$18,619	$—	$384,336
E-commerce - Company websites (1)	61,954	56,954	—	118,908
E-commerce - wholesale drop-ship (1)	—	34,060	(1,728)	32,332
Total direct-to-consumer sales	427,671	109,633	(1,728)	535,576
Wholesale - e-commerce (1)	—	75,515	—	75,515
Wholesale - landed	—	121,011	(8,531)	112,480
Wholesale - first cost	—	14,247	—	14,247
Licensing and royalty	467	2,519	—	2,986
Other (2)	126	11	—	137
Net sales	$428,264	$322,936	$(10,259)	$740,941

	Thirty-Nine Weeks Ended November 1, 2025
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$975,223	$72,168	$—	$1,047,391
E-commerce - Company websites (1)	169,228	187,310	—	356,538
E-commerce - wholesale drop-ship (1)	—	86,194	(4,597)	81,597
Total direct-to-consumer sales	1,144,451	345,672	(4,597)	1,485,526
Wholesale - e-commerce (1)	—	183,000	—	183,000
Wholesale - landed	—	384,552	(33,358)	351,194
Wholesale - first cost	—	36,414	—	36,414
Licensing and royalty	1,153	5,038	—	6,191
Other (2)	416	50	—	466
Net sales	$1,146,020	$954,726	$(37,955)	$2,062,791

	Thirty-Nine Weeks Ended November 2, 2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,040,313	$53,297	$—	$1,093,610
E-commerce - Company websites (1)	156,059	168,502	—	324,561
E-commerce - wholesale drop-ship (1)	—	87,965	(4,090)	83,875
Total direct-to-consumer sales	1,196,372	309,764	(4,090)	1,502,046
Wholesale - e-commerce (1)	—	194,818	—	194,818
Wholesale - landed	—	360,680	(36,203)	324,477
Wholesale - first cost	—	52,580	—	52,580
Licensing and royalty	1,365	7,747	—	9,112
Other (2)	368	55	—	423
Net sales	$1,198,105	$925,644	$(40,293)	$2,083,456
(1)	Collectively referred to as "e-commerce" in the narrative below
(2)	Includes breakage revenue from unredeemed gift cards, which is recognized during the 24-month period following the sale of the gift cards according to the Company’s historical redemption patterns.

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

Information about significant balances from contracts with customers is as follows:

($ thousands)	November 1, 2025	November 2, 2024	February 1, 2025
Customer allowances and discounts	$18,023	$22,989	$16,147
Loyalty programs liability	8,177	8,061	7,776
Returns reserve	25,471	15,771	9,584
Gift card liability	6,785	5,550	6,338

Changes in contract balances with customers between the periods presented generally reflect differences in relative sales volume.  We also experienced an increase in customer allowances and discounts, the returns reserve and the gift card liability as a result of the Stuart Weitzman acquisition in the third quarter of 2025.  In addition, during the thirty-nine weeks ended November 1, 2025, the loyalty programs liability increased $14.5 million due to points and material rights earned on purchases and decreased $14.1 million due to expirations and redemptions. During the thirty-nine weeks ended November 2, 2024, the loyalty programs liability increased $24.0 million due to points and material rights earned on purchases and decreased $27.4 million due to expirations and redemptions.  The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year.  The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirty-nine weeks ended November 1, 2025 and November 2, 2024:

	Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024
Balance, beginning of period	$8,323	$8,820
Adjustment for expected credit losses	4,666	(279)
Uncollectible account recoveries, net	714	295
Balance, end of period (1)	$13,703	$8,836

(1)	Includes $2.0 million of allowance for expected credit losses for the accounts receivable from the acquired Stuart Weitzman business.

Note 5    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands, except per share amounts)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024

NUMERATOR
Net earnings	$1,434	$41,119	$14,440	$102,190
Net loss attributable to noncontrolling interests	952	308	1,602	135
Net earnings attributable to Caleres, Inc.	$2,386	$41,427	$16,042	$102,325
Net earnings allocated to participating securities	(99)	(1,417)	(608)	(3,721)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$2,287	$40,010	$15,434	$98,604

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	32,519	33,435	32,512	33,704
Dilutive effect of share-based awards	125	106	125	106
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	32,644	33,541	32,637	33,810

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.07	$1.20	$0.47	$2.93

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.07	$1.19	$0.47	$2.92

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has a publicly announced share repurchase program.  The Company repurchased zero and 1,522,324 shares under this program during the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively.  The Company repurchased 300,000 shares and 1,938,324 shares under this program during the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.

Under the provisions of the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), a 1% excise tax is imposed on repurchases of common stock beginning on January 1, 2023.  Excise taxes incurred on share repurchases are incremental costs to purchase the stock, and accordingly, are included in the total cost basis of the common stock acquired and reflected as a reduction of shareholders’ equity within retained earnings in the condensed consolidated statements of shareholders’ equity.  An immaterial amount of excise taxes was due on share repurchases during the thirty-nine weeks ended November 1, 2025 and November 2, 2024.

Note 6 Restructuring and Other Special Charges

Stuart Weitzman Acquisition and Integration Costs

As discussed in Note 3 to the condensed consolidated financial statements, on August 4, 2025, the Company completed the previously announced acquisition of Stuart Weitzman from Tapestry, Inc.  During the thirteen and thirty-nine weeks ended November 1, 2025, the Company incurred legal, information technology and other related costs associated with the acquisition of approximately $3.8 million ($2.8 million on an after-tax basis, or $0.09 per diluted share) and $6.7 million ($5.0 million on an after-tax basis, or $0.15 per diluted share), respectively.  Of the $3.8 million in costs for the thirteen weeks ended November 1, 2025, $3.5 million is reflected in the Eliminations and Other category and $0.3 million is reflected in the Brand Portfolio segment in restructuring and other special charges in the condensed consolidated statement of earnings. Of the $6.7 million in costs for the thirty-nine weeks ended November 1, 2025, $6.4 million is reflected in the Eliminations and Other category and $0.3 million is reflected in the Brand Portfolio segment in restructuring and other special charges in the condensed consolidated statement of earnings.

Expense Reduction Initiatives

During the second quarter of 2025, the Company announced its plan to reduce selling and administrative expenses through structural changes.  During the thirteen and thirty-nine weeks ended November 1, 2025, the Company incurred costs of approximately $2.9 million ($2.1 million on an after-tax basis, or $0.06 per diluted share) and $7.4 million ($5.5 million on an after-tax basis, or $0.16 per diluted share), respectively, for severance and other related costs associated with these expense reduction initiatives.  Of the $2.9 million in costs for the thirteen weeks ended November 1, 2025, $1.9 million is reflected in the Eliminations and Other category, $0.8 million is reflected in the Brand Portfolio segment and $0.2 million is reflected in the Famous Footwear segment in restructuring and other special charges in the condensed consolidated statement of earnings.  Of the $7.4 million in costs for the thirty-nine weeks ended November 1, 2025, $4.5 million is reflected in the Eliminations and Other category, $2.6 million is reflected in the Brand Portfolio segment and $0.3 million is reflected in the Famous Footwear segment in restructuring and other special charges.

Restructuring Costs

The Company incurred costs of approximately $1.6 million ($1.2 million on an after-tax basis, or $0.04 per diluted share) during the thirteen and thirty-nine weeks ended November 2, 2024 for restructuring, primarily severance.  Of the $1.6 million in costs, $1.1 million is reflected in the Brand Portfolio segment, $0.3 million is reflected within the Eliminations and Other category and $0.2 million is reflected in the Famous Footwear segment.

Note 7    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended November 1, 2025
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Net sales (1)	$418,751	$383,711	$(12,411)	$790,051
Cost of goods sold	244,442	228,992	(13,332)	460,102
Gross Profit	174,309	154,719	921	329,949

Less expenses:
Retail stores (2)	94,754	16,815	—	111,569
Information technology	7,828	7,655	402	15,885
Warehousing and distribution	10,867	14,712	2,228	27,807
Advertising and marketing	15,466	30,463	9	45,938
Restructuring and other special charges, net	151	1,183	5,371	6,705
Other expenses (3)	24,520	72,775	12,782	110,077
Operating earnings (loss)	$20,723	$11,116	$(19,871)	$11,968

Segment assets	$875,233	$1,031,345	$172,344	$2,078,922

	Thirteen Weeks Ended November 2, 2024
	Famous	Brand	Eliminations
	Footwear	Portfolio	and Other	Total
Net sales (1)	$428,264	$322,936	$(10,259)	$740,941
Cost of goods sold	244,439	181,377	(11,835)	413,981
Gross Profit	183,825	141,559	1,576	326,960

Less expenses:
Retail stores (2)	93,722	8,148	—	101,870
Information technology	7,702	6,893	2,716	17,311
Warehousing and distribution	11,977	15,034	1,250	28,261
Advertising and marketing	16,154	22,871	(77)	38,948
Restructuring and other special charges, net	193	1,093	307	1,593
Other expenses (3)	24,509	53,468	4,302	82,279
Operating earnings (loss)	$29,568	$34,052	$(6,922)	$56,698

Segment assets	$907,461	$882,054	$166,424	$1,955,939

	Thirty-Nine Weeks Ended November 1, 2025
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$1,146,020	$954,726	$(37,955)	$2,062,791
Cost of goods sold	648,539	559,666	(39,852)	1,168,353
Gross profit	497,481	395,060	1,897	894,438

Less expenses:
Retail stores (2)	278,298	31,715	—	310,013
Information technology	23,461	22,989	3,029	49,479
Warehousing and distribution	40,244	44,971	(2,721)	82,494
Advertising and marketing	39,271	69,242	359	108,872
Restructuring and other special charges, net	273	2,976	10,839	14,088
Other expenses (3)	71,686	187,987	36,975	296,648
Operating earnings (loss)	$44,248	$35,180	$(46,584)	$32,844

	Thirty-Nine Weeks Ended November 2, 2024
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$1,198,105	$925,644	$(40,293)	$2,083,456
Cost of goods sold	663,939	514,389	(41,806)	1,136,522
Gross profit	534,166	411,255	1,513	946,934

Less expenses:
Retail stores (2)	274,337	23,472	—	297,809
Information technology	23,187	20,890	5,603	49,680
Warehousing and distribution	42,122	42,448	682	85,252
Advertising and marketing	40,628	65,498	(1,738)	104,388
Restructuring and other special charges, net	193	1,092	308	1,593
Other expenses (3)	72,891	158,758	34,577	266,226
Operating earnings (loss)	$80,808	$99,097	$(37,919)	$141,986

(1)	Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $12.4 million and $10.3 million for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively. Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $38.0 million and $40.3 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.
(2)	Includes compensation and facilities costs associated with the Company’s North America retail stores.
(3)	Primarily includes compensation costs associated with non-retail store operations, depreciation and amortization, and other overhead expenses.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating earnings	$11,968	$56,698	$32,844	$141,986
Interest expense, net	(5,495)	(2,914)	(13,786)	(10,025)
Other (expense) income, net	(310)	34	1,367	2,202
Earnings before income taxes	$6,163	$53,818	$20,425	$134,163

Note 8    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	November 1, 2025	November 2, 2024	February 1, 2025
Raw materials	$16,698	$14,027	$14,352
Work-in-process	694	599	644
Finished goods	660,822	571,251	550,245
Inventories, net (1)	$678,214	$585,877	$565,241
(1)	Net of adjustment to last-in, first-out cost of $14.0 million, $8.9 million and $10.9 as of November 1, 2025, November 2, 2024 and February 1, 2025, respectively.

Note 9    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	November 1, 2025	November 2, 2024	February 1, 2025
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	354,783	342,083	342,083
Total intangible assets	357,583	344,883	344,883
Accumulated amortization	(166,000)	(154,806)	(157,565)
Total intangible assets, net	191,583	190,077	187,318
Goodwill
Brand Portfolio (2)	11,572	4,956	4,956
Total goodwill	11,572	4,956	4,956
Goodwill and intangible assets, net	$203,155	$195,033	$192,274
(1)	The carrying amount of intangible assets as of November 1, 2025, November 2, 2024 and February 1, 2025 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of November 1, 2025, November 2, 2024 and February 1, 2025 is presented net of accumulated impairment charges of $415.7 million.

As further described in Note 3 of the condensed consolidated financial statements, the Company acquired Stuart Weitzman on August 4, 2025.  The preliminary allocation of the purchase price resulted in trademark intangible assets of $12.7 million and incremental goodwill of $6.6 million.  The trademark is being amortized on a straight-line basis over its useful life of 20 years.

The Company’s intangible assets as of November 1, 2025, November 2, 2024 and February 1, 2025 were as follows:

($ thousands)	November 1, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$312,188	$147,142	$10,200	$154,846
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	18,858	4,005	21,337
		$463,788	$166,000	$106,205	$191,583

	November 2, 2024
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$138,237	$10,200	$151,051
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	16,569	4,005	23,626
		$451,088	$154,806	$106,205	$190,077

	February 1, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$140,424	$10,200	$148,864
Trade names	Indefinite	107,400	—	92,000	15,400
Customer relationships	15 - 16	44,200	17,141	4,005	23,054
		$451,088	$157,565	$106,205	$187,318

Amortization expense related to intangible assets was $2.9 million and $2.8 million for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, and $8.4 million and $8.3 million for the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $11.4 million in 2025, $11.7 million in 2026, $11.5 million in 2027, and $11.3 million in 2028 and 2029.

Goodwill is tested for impairment as of the first day of the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the thirty-nine weeks ended November 1, 2025 or November 2, 2024.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the thirty-nine weeks ended November 1, 2025 or November 2, 2024.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates. During the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Company recorded asset impairment charges of $1.4 million and $1.3 million, respectively, primarily related to underperforming retail stores. Refer to Note 15 to the condensed consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in retail stores.

During the thirty-nine weeks ended November 1, 2025, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $116.8 million, including $21.7 million acquired from Stuart Weitzman, on the condensed consolidated balance sheets. As of November 1, 2025, the Company has entered into lease commitments for five retail locations for which the leases have not yet commenced. The Company anticipates that two leases will begin in the current fiscal year, two leases will begin in fiscal 2026 and one lease will begin in fiscal 2027. Upon commencement, right-of-use assets and lease liabilities of approximately $2.0 million will be recorded in the current fiscal year, $3.3 million will be recorded in fiscal 2026 and $0.9 million will be recorded in fiscal 2027 on the condensed consolidated balance sheet.  In addition, the Company has entered into a lease commitment for its corporate headquarters that will begin in fiscal 2026.  Upon commencement, right-of-use assets and lease liabilities of approximately $37.1 million will be recorded.

The components of lease expense for the thirteen and thirty-nine weeks ended November 1, 2025 and November 2, 2024 were as follows:

	Thirteen Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024
Operating lease expense	$42,452	$40,773
Variable lease expense	12,393	10,490
Short-term lease expense	180	233
Total lease expense	$55,025	$51,496

	Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024
Operating lease expense	$124,741	$121,046
Variable lease expense	34,184	32,096
Short-term lease expense	686	902
Total lease expense	$159,611	$154,044

During the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Company paid cash for lease liabilities of $139.7 million and $126.4 million, respectively.

Note 11  Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility for working capital needs and strategic initiatives.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC, Vionic International LLC and Blowfish, LLC are each co-borrowers and guarantors.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds such amount for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of November 1, 2025.

At November 1, 2025, the Company had $355.0 million of borrowings outstanding and $8.6 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $278.1 million as of November 1, 2025.  As further discussed in Note 3 to the condensed consolidated financial statements, the Company acquired Stuart Weitzman from Tapestry, Inc. on August 4, 2025.  Borrowings under the revolving credit agreement were used to fund the acquisition.

Note 12  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss (OCL) by component for the periods ended November 1, 2025 and November 2, 2024:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at August 2, 2025	$(1,103)	$(26,127)	$(27,230)
Other comprehensive loss before reclassifications	(475)	—	(475)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,418	1,418
Tax benefit	—	(365)	(365)
Net reclassifications	—	1,053	1,053
Other comprehensive (loss) income	(475)	1,053	578
Balance at November 1, 2025	$(1,578)	$(25,074)	$(26,652)

Balance at August 3, 2024	$1,710	$(31,183)	$(29,473)
Other comprehensive loss before reclassifications	(414)	—	(414)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,491	1,491
Tax benefit	—	(383)	(383)
Net reclassifications	—	1,108	1,108
Other comprehensive (loss) income	(414)	1,108	694
Balance at November 2, 2024	$1,296	$(30,075)	$(28,779)

Balance at February 1, 2025	$(5,789)	$(28,233)	$(34,022)
Other comprehensive income before reclassifications	4,211	—	4,211
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	4,254	4,254
Tax benefit	—	(1,095)	(1,095)
Net reclassifications	—	3,159	3,159
Other comprehensive income	4,211	3,159	7,370
Balance at November 1, 2025	$(1,578)	$(25,074)	$(26,652)

Balance at February 3, 2024	$(1,098)	$(33,406)	$(34,504)
Other comprehensive income before reclassifications	2,394	—	2,394
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	4,485	4,485
Tax benefit	—	(1,154)	(1,154)
Net reclassifications	—	3,331	3,331
Other comprehensive income	2,394	3,331	5,725
Balance at November 2, 2024	$1,296	$(30,075)	$(28,779)
(1)	Amounts reclassified are included in other income, net. Refer to Note 14 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 13  Share-Based Compensation

The Company recognized share-based compensation expense of $3.1 million and $3.4 million during the thirteen weeks and $10.0 million and $11.3 million during the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively.

The Company had net issuances of 56,087 and 20,699 shares of common stock during the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement. During the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Company had net issuances of 569,865 and 82,550 shares of common stock, respectively, related to share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended November 1, 2025 and November 2, 2024:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 1, 2025			November 2, 2024
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at August 2, 2025	1,337,946	$23.38	Nonvested at August 3, 2024	1,240,275	$27.48
Granted	133,159	15.41	Granted	2,783	32.62
Forfeited	(69,340)	22.83	Forfeited	(39,621)	27.60
Vested	(31,120)	27.56	Vested	(37,164)	26.75
Nonvested at November 1, 2025	1,370,645	$22.54	Nonvested at November 2, 2024	1,166,273	$27.51

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	November 1, 2025			November 2, 2024
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at February 2, 2025	1,141,319	$27.60	Nonvested at February 3, 2024	1,512,421	$21.96
Granted	932,074	16.71	Granted	322,880	40.67
Forfeited	(156,969)	23.94	Forfeited	(88,980)	25.77
Vested	(545,779)	22.76	Vested	(580,048)	20.82
Nonvested at November 1, 2025	1,370,645	$22.54	Nonvested at November 2, 2024	1,166,273	$27.51

The Company granted 133,159 and 932,074 restricted shares during the thirteen and thirty-nine weeks ended November 1, 2025, respectively.  Of the 932,074 restricted shares granted during the thirty-nine weeks ended November 1, 2025, 113,259 have a cliff-vesting term of one year and 818,815 have a graded vesting term of three years, with 50% vesting after two years and 50% after three years. The Company granted 2,783 restricted shares during the thirteen weeks ended November 2, 2024, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 322,880 restricted shares the Company granted during the thirty-nine weeks ended November 2, 2024, 13,692 have a cliff-vesting term of one year and 309,188 shares have a graded vesting term of three years, with 50% vesting after two years and 50% vesting after three years.

Performance Awards

The Company granted no performance share awards during the thirty-nine weeks ended November 1, 2025.  During the thirty-nine weeks ended November 2, 2024, the Company granted performance share awards for a targeted 165,854 shares, with a weighted-average grant date fair value of $41.05 in connection with the 2024 performance award (2024 – 2026 performance period).  At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The performance awards are payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period.

During the thirty-nine weeks ended November 1, 2025, the Company granted long-term incentive awards payable in cash for the 2025-2027 performance period, with a target value of $6.7 million and a maximum value of $13.4 million.  This award, which vests after a three-year period, is dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated value of this award, which is reflected within other liabilities on the consolidated balance sheet as of November 1, 2025, is being accrued over the three-year performance period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings.  The Company granted 2,141 and 868 RSUs to non-employee directors for dividend equivalents, during the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively, with weighted-average grant date fair values of $13.51 and $33.78, respectively.  The Company granted 79,062 and 30,191 RSUs to non-employee directors, including 6,276 and 2,807 for dividend equivalents, during the thirty-nine weeks ended November 1, 2025 and November 2, 2024, respectively, with weighted-average grant date fair values of $13.25 and $34.99, respectively.

Note 14  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Service cost	$1,169	$1,233	$—	$—
Interest cost	3,622	3,760	12	11
Expected return on assets	(5,558)	(6,079)	—	—
Amortization of:
Actuarial loss (gain)	1,428	1,506	(20)	(27)
Prior service cost	10	12	—	—
Total net periodic benefit expense (income)	$671	$432	$(8)	$(16)

	Pension Benefits		Other Postretirement Benefits
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Service cost	$3,508	$3,699	$—	$—
Interest cost	10,866	11,279	36	34
Expected return on assets	(16,676)	(18,210)	—	—
Amortization of:
Actuarial loss (gain)	4,284	4,530	(59)	(81)
Prior service cost	29	36	—	—
Total net periodic benefit expense (income)	$2,011	$1,334	$(23)	$(47)

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 1, 2025, November 2, 2024 and February 1, 2025.  During the thirty-nine weeks ended November 1, 2025 and November 2, 2024, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
November 1, 2025:
Non-qualified deferred compensation plan assets	$12,462	12,462	$—	$—
Non-qualified deferred compensation plan liabilities	(12,462)	(12,462)	—	—
Non-qualified restoration plan assets	415	415	—	—
Non-qualified restoration plan liabilities	(415)	(415)	—	—
Deferred compensation plan liabilities for non-employee directors	(619)	(619)	—	—
Restricted stock units for non-employee directors	(691)	(691)	—	—
November 2, 2024:
Non-qualified deferred compensation plan assets	10,636	10,636	—	—
Non-qualified deferred compensation plan liabilities	(10,636)	(10,636)	—	—
Non-qualified restoration plan assets	250	250	—	—
Non-qualified restoration plan liabilities	(250)	(250)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,597)	(1,597)	—	—
Restricted stock units for non-employee directors	(1,807)	(1,807)	—	—
February 1, 2025:
Non-qualified deferred compensation plan assets	10,939	10,939	—	—
Non-qualified deferred compensation plan liabilities	(10,939)	(10,939)	—	—
Non-qualified restoration plan assets	444	444	—	—
Non-qualified restoration plan liabilities	(444)	(444)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,039)	(1,039)	—	—
Restricted stock units for non-employee directors	(1,130)	(1,130)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with carrying amounts of $638.4 million and $651.5 million at

November 1, 2025 and November 2, 2024, respectively, were assessed for indicators of impairment. This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
($ thousands)	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Long-Lived Asset Impairment Charges:
Famous Footwear	$633	$287	$1,330	$787
Brand Portfolio	15	253	20	553
Total long-lived asset impairment charges	$648	$540	$1,350	$1,340

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments (Level 1).

The fair values of the borrowings under revolving credit agreement of $355.0 million and $238.5 million as of November 1, 2025 and November 2, 2024, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 16  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors.  The Company’s consolidated effective tax rates were 76.7% and 23.6% for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively.  For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, the Company’s consolidated effective tax rates were 29.3% and 23.8%, respectively.  The higher effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2025 were primarily driven by the year-to-date pre-tax book income mix, including the financial results of Stuart Weitzman following the acquisition on August 4, 2025.  The effective tax rate for the thirty-nine weeks ended November 1, 2025 was also impacted by discrete tax benefits of $2.5 million associated with the resolution of the remaining transition tax for the mandatory deemed repatriation of cumulative foreign earnings.  For the thirty-nine weeks ended November 2, 2024, the Company recorded discrete tax benefits of approximately $1.1 million related to share-based compensation.

As of November 1, 2025, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through November 1, 2025 were $35.5 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at November 1, 2025 is $8.9 million, of which $8.0 million is recorded within other liabilities and $0.9 million is recorded within other accrued expenses.  Of the total $8.9 million reserve, $4.5 million is for off-site remediation and $4.4 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $12.5 million as of November 1, 2025.  The Company expects to spend approximately $0.1 million in 2025, $0.1 million in each of the following four years and $12.0 million in the aggregate thereafter related to the on-site remediation.

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

Known Trends Impacting Our Business

Based on the current macroeconomic environment and our recent operating results, we believe the following trends may continue to impact our business and operating results:

Macroeconomic Environment

Macroeconomic factors continued to impact consumer discretionary spending and our financial results during the third quarter of 2025.  We continued to experience less consumer traffic in our Famous Footwear retail stores during the third quarter, resulting in lower net sales.  Tariff volatility and the lack of clarity surrounding future trade policy developments have heightened uncertainty in the global economy.  We source a majority of our products internationally.  Following the executive orders on tariffs in early 2025, we acted quickly to adjust our country sourcing mix and took other actions to mitigate the tariff impact, such as negotiating price concessions with our factories and selectively raising prices.  Despite these actions, we have been subject to tariffs ranging from 19% to 50% and price increases from our vendors.  While we believe that the structural changes we have implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level consumer spending trends and the impact of trade policy decisions may continue to adversely impact our financial results in the future.  In the near-term, we are focused on the areas within our control, including optimizing our sourcing strategy.  In addition, the expense reduction initiatives that began in the second quarter of 2025 are expected to decrease selling and administrative expenses by approximately $15 million on an annualized basis. We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Liquidity

Our liquidity position remains strong, with $34.0 million in cash and cash equivalents and excess availability on our revolving credit agreement of $278.1 million as of November 1, 2025.  During the third quarter of 2025, borrowings on our revolving credit agreement increased to $355.0 million, primarily driven by borrowings to fund the acquisition of Stuart Weitzman. Refer to Note 3 to the condensed consolidated financial statements for further discussion of the acquisition.

Financial Highlights

Highlights of our consolidated and segment results for the third quarter of 2025 and 2024 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	November 1, 2025	November 2, 2024	Change (1)
Consolidated net sales	$790.1	$740.9	$49.2	6.6%
Famous Footwear segment net sales	$418.8	$428.3	($9.5)	(2.2)%
Famous Footwear comparable sales % change	(1.2)%	2.5%	n/m	n/m
Brand Portfolio segment net sales	$383.7	$322.9	$60.8	18.8%
Gross profit	$329.9	$327.0	$2.9	0.9%
Gross margin	41.8%	44.1%	n/m	n/m
Operating earnings	$12.0	$56.7	($44.7)	(78.9)%
Diluted earnings per share	$0.07	$1.19	($1.12)	(94.1)%
(1)	n/m – not meaningful

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$790.1	100.0%	$740.9	100.0%	$2,062.8	100.0%	$2,083.5	100.0%
Cost of goods sold	460.1	58.2%	413.9	55.9%	1,168.4	56.6%	1,136.6	54.5%
Gross profit	329.9	41.8%	327.0	44.1%	894.4	43.4%	946.9	45.5%
Selling and administrative expenses	311.2	39.4%	268.7	36.2%	847.5	41.1%	803.3	38.6%
Restructuring and other special charges, net	6.7	0.9%	1.6	0.2%	14.1	0.7%	1.6	0.1%
Operating earnings	12.0	1.5%	56.7	7.7%	32.8	1.6%	142.0	6.8%
Interest expense, net	(5.5)	(0.7)%	(2.9)	(0.4)%	(13.8)	(0.7)%	(10.0)	(0.5)%
Other (expense) income, net	(0.3)	(0.0)%	0.0	0.0%	1.4	0.1%	2.2	0.1%
Earnings before income taxes	6.2	0.8%	53.8	7.3%	20.4	1.0%	134.2	6.4%
Income tax provision	(4.7)	0.6%	(12.7)	(1.7)%	(6.0)	0.3%	(32.0)	(1.5)%
Net earnings	1.4	0.2%	41.1	5.6%	14.4	0.7%	102.2	4.9%
Net loss attributable to noncontrolling interests	(1.0)	(0.1)%	(0.3)	0.0%	(1.6)	(0.1)%	(0.1)	(0.0)%
Net earnings attributable to Caleres, Inc.	$2.4	0.3%	$41.4	5.6%	$16.0	0.8%	$102.3	4.9%

Net Sales

Net sales increased $49.2 million, or 6.6%, to $790.1 million for the third quarter of 2025, compared to $740.9 million for the third quarter of 2024.  Net sales of our Brand Portfolio segment increased $60.8 million, or 18.8%, reflecting the impact of our Stuart Weitzman acquisition on August 4, 2025, which contributed net sales of $45.8 million, and organic growth in our owned e-commerce and wholesale businesses.  We saw strength in premium brands and declines in our more value-oriented brands. Net sales in our Famous Footwear segment decreased $9.5 million, or 2.2%, and comparable sales declined 1.2%, reflecting less traffic.  Our direct-to-consumer sales represented approximately 71% of consolidated net sales for the third quarter of 2025, compared to 72% for the third quarter of 2024. We remain focused on international growth, direct-to-consumer penetration, elevating the consumer experience at Famous Footwear and maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Net sales decreased $20.7 million, or 1.0%, to $2,062.8 million for the nine months ended November 1, 2025, compared to $2,083.5 million for the nine months ended November 2, 2024. Net sales for our Famous Footwear segment decreased $52.1 million, or 4.3% during the first nine months of 2025, compared to the first nine months of 2024 and comparable sales declined 3.0%. Net sales for our Brand Portfolio segment increased $29.1 million, primarily reflecting the impact of our Stuart Weitzman acquisition, which contributed net sales of $45.8 million.  On a consolidated basis, our direct-to-consumer sales were 72% of total net sales for the nine months ended November 1, 2025, consistent with the nine months ended November 2, 2024.

Gross Profit

Gross profit increased $2.9 million, or 0.9%, to $329.9 million for the third quarter of 2025, compared to $327.0 million for the third quarter of 2024. As a percentage of net sales, gross profit decreased to 41.8% for the third quarter of 2025, compared to 44.1% for the third quarter of 2024, driven by lower merchandise margins associated with the impact of tariffs, higher inventory markdowns and higher sales of lower margin product.  In addition, the Brand Portfolio segment recognized $7.7 million in incremental cost of goods sold related to the fair value step-up adjustment on the acquired Stuart Weitzman inventory in the third quarter of 2025.

Gross profit decreased $52.5 million, or 5.5%, to $894.4 million for the nine months ended November 1, 2025, compared to $946.9 million for the nine months ended November 2, 2024. As a percentage of net sales, gross profit decreased to 43.4% for the nine months ended November 1, 2025, compared to 45.5% for the nine months ended November 2, 2024, driven by lower merchandise margins associated with the impact of tariffs, higher inventory markdowns, incremental cost of goods sold of $7.7 million for the Stuart Weitzman fair value inventory step-up adjustment required for purchase accounting and incremental costs associated with canceling and moving inventory out of China after the tariff escalation in April.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $42.5 million, or 15.9%, to $311.2 million for the third quarter of 2025, compared to $268.7 million for the third quarter of 2024.  The increase was driven by expenses associated with the Stuart Weitzman brand acquired in the third quarter of 2025, as well as higher expenses associated with our cash and share-based incentive compensation programs.  As a percentage of net sales, selling and administrative expenses increased to 39.4% for the third quarter of 2025, from 36.2% for the third quarter of 2024.

Selling and administrative expenses increased $44.2 million, or 5.5%, to $847.5 million for the nine months ended November 1, 2025, compared to $803.3 million for the nine months ended November 2, 2024.   The increase was primarily due to expenses associated with our acquired Stuart Weitzman brand.  We also experienced higher expenses associated with growth in our international business, higher facility costs, reflecting higher depreciation associated with the investment in Famous Footwear store renovations and upgrades to the FLAIR concept and higher store rent expense as leases are renewed and a higher provision for expected credit losses.  These increases were partially offset by lower advertising and marketing expenses and lower expenses for our cash and share-based incentive compensation plans. As a percentage of net sales, selling and administrative expenses increased to 41.1% for the nine months ended November 1, 2025, from 38.6% for the nine months ended November 2, 2024.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $6.7 million and $14.1 million for the third quarter and nine months ended November 1, 2025, respectively, were for legal, information technology and other related costs associated with the acquisition and integration of Stuart Weitzman, which closed on August 4, 2025, and severance and other related costs associated with our expense reduction initiatives.  Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.  We incurred restructuring costs of $1.6 million for the third quarter and nine months ended November 2, 2024, primarily for severance.

Operating Earnings

Operating earnings decreased $44.7 million to $12.0 million for the third quarter of 2025, compared to $56.7 million for the third quarter of 2024, reflecting the factors described above. As a percentage of net sales, operating earnings were 1.5% for the third quarter of 2025, compared to 7.7% for the third quarter of 2024.

Operating earnings decreased $109.2 million to $32.8 million for the nine months ended November 1, 2025, compared to $142.0 million for the nine months ended November 2, 2024, primarily reflecting lower net sales and gross profit.  As a percentage of net sales, operating earnings were 1.6% for the nine months ended November 1, 2025, compared to 6.8% for the nine months ended November 2, 2024.

Interest Expense, Net

Interest expense, net increased $2.6 million, or 88.5%, to $5.5 million for the third quarter of 2025, compared to $2.9 million for the third quarter of 2024, reflecting higher average borrowings on our revolving credit facility.  Interest expense, net increased $3.8 million, or 37.5%, to $13.8 million for the nine months ended November 1, 2025, compared to $10.0 million for the nine months ended November 2, 2024.  As discussed above, we used the revolving credit facility to fund the acquisition of Stuart Weitzman that closed on August 4, 2025.  We anticipate that the higher borrowings will result in higher interest expense for the remainder of 2025 and into fiscal 2026.

Other (Expense) Income, Net

Other expense, net was $0.3 million for the third quarter of 2025, compared to an immaterial amount for the third quarter of 2024.  Other income decreased $0.8 million to $1.4 million for the nine months ended November 1, 2025, compared to $2.2 million for the nine months ended November 2, 2024, primarily reflecting lower income generated from our pension plan assets in the third quarter and nine months ended November 1, 2025.  Refer to Note 14 of the condensed consolidated financial statements for further information.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rates were 76.7% and 23.6% for the thirteen weeks ended November 1, 2025 and November 2, 2024, respectively.  For the thirty-nine weeks ended November 1, 2025 and November 2, 2024, our consolidated effective tax rates were 29.3% and 23.8%, respectively.  The higher effective tax rates for the thirteen and thirty-nine weeks ended November 1, 2025 were primarily driven by the year-to-date pre-tax book income mix, including the financial results of Stuart Weitzman following the acquisition on August 4, 2025.  The effective tax rate for the thirty-nine weeks ended November 1, 2025 was also impacted by discrete tax benefits of $2.5 million associated with the resolution of the remaining transition tax for the mandatory deemed repatriation of cumulative foreign earnings.    For the thirty-nine weeks ended November 2, 2024, we recorded discrete tax benefits of approximately $1.1 million related to share-based compensation.

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

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. was $2.4 million and $16.0 million for the third quarter and nine months ended November 1, 2025, respectively, compared to $41.4 million and $102.3 million for the third quarter and nine months ended November 2, 2024, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$418.8	100.0%	$428.3	100.0%	$1,146.0	100.0%	$1,198.1	100.0%
Cost of goods sold	244.4	58.4%	244.5	57.1%	648.6	56.6%	663.9	55.4%
Gross profit	174.3	41.6%	$183.8	42.9%	497.4	43.4%	$534.2	44.6%
Selling and administrative expenses	153.4	36.6%	154.0	36.0%	453.0	39.5%	453.2	37.9%
Restructuring and other special charges, net	0.2	0.0%	0.2	—%	0.3	0.0%	0.2	—%
Operating earnings	$20.7	5.0%	$29.6	6.9%	$44.1	3.9%	$80.8	6.7%

Key Metrics
Comparable sales % change	(1.2)%		2.5%		(3.0)%		(0.9)%
Comparable sales $ change	$(5.0)		$10.3		$(34.4)		$(10.2)
Sales change from new and closed stores, net	$(4.5)		$(31.7)		$(17.3)		$(4.5)
Impact of changes in Canadian exchange rate on sales	$—		$(0.1)		$(0.3)		$(0.4)

Sales per square foot, excluding e-commerce (thirteen and thirty-nine weeks ended)	$64		$65		$178		$185
Sales per square foot, excluding e-commerce (trailing twelve months)	$231		$244		$231		$244
Square footage (thousand sq. ft.)	5,417		5,592		5,417		5,592

Stores opened	—		6		2		12
Stores closed	7		10		25		21
Ending stores	823		851		823		851

Net Sales

Net sales of $418.8 million in the third quarter of 2025 decreased $9.5 million, or 2.2%, compared to the third quarter of 2024.  While comparable sales decreased 1.2% for the third quarter of 2025 driven by a decline in consumer traffic, Famous Footwear has experienced sequential sales improvement throughout the year.  We experienced strong growth in e-commerce sales and an increase in e-commerce penetration to 16% of net sales in the third quarter of 2025, from 14% in the third quarter of 2024.

We closed seven stores during the third quarter of 2025, resulting in 823 stores and total square footage of 5.4 million at the end of the quarter, compared to 851 stores and total square footage of 5.6 million at the end of the third quarter of 2024.  Sales to members of our customer loyalty program, Famously You Rewards, continue to account for a majority of the segment’s sales, with approximately 75% of our net sales made to program members in the third quarter of 2025, compared to 74% in the third quarter of 2024.

Net sales of $1,146.0 million in the nine months ended November 1, 2025 decreased $52.1 million, or 4.3%, compared to the nine months ended November 2, 2024. Comparable sales declined 3.0% in the nine months ended November 1, 2025, driven by a decline in traffic.  Athletics continues to be our top-selling category.  We remain focused on maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands for the nine months ended November 1, 2025.  In mid-July, we launched the Jordan brand, both online and in our retail stores.  Jordan quickly rose to one of Famous Footwear’s top brands.  During the first nine months of 2025, we opened two stores and closed 25 stores, and operated 56 FLAIR stores as of November 1, 2025.  We have experienced sales growth in stores converted to the FLAIR concept, and we will continue to evaluate stores for FLAIR conversion to drive sales growth.

Gross Profit

Gross profit decreased $9.5 million, or 5.2%, to $174.3 million for the third quarter of 2025, compared to $183.8 million for the third quarter of 2024. As a percentage of net sales, our gross profit decreased to 41.6% for the third quarter of 2025, from 42.9% for the third quarter of 2024, reflecting higher sales volume of lower margin product, higher levels of promotional activity during the quarter and additional LIFO and other reserves.

Gross profit decreased $36.8 million, or 6.9%, to $497.5 million for the nine months ended November 1, 2025, compared to $534.2 million for the nine months ended November 2, 2024.  As a percentage of net sales, our gross profit decreased to 43.4% for the nine months ended November 1, 2025, compared to 44.6% for the nine months ended November 2, 2024, driven by higher levels of promotional activity and higher freight costs.

Selling and Administrative Expenses

Selling and administrative expenses decreased $0.6 million, or 0.4%, to $153.4 million for the third quarter of 2025, compared to $154.0 million for the third quarter of 2024.  The decrease was primarily driven by lower warehouse and distribution costs due to lower volume as well as lower salaries expense, partially offset by higher retail facilities costs, including depreciation expense associated with the investments in the FLAIR store concept.  During the third quarter of 2025, we converted one store to the new FLAIR concept, ending the quarter with a total of 56 FLAIR stores.  These stores continue to outperform our traditionally designed retail stores.  As a percentage of net sales, selling and administrative expenses increased to 36.6% for the third quarter of 2025, compared to 36.0% for the third quarter of 2024.

Selling and administrative expenses decreased $0.2 million, or 0.1%, to $453.0 million for the nine months ended November 1, 2025, compared to $453.2 million for the nine months ended November 2, 2024.  As a percentage of net sales, selling and administrative expenses increased to 39.5% for the nine months ended November 1, 2025, compared to 37.9% for the nine months ended November 2, 2024, reflecting deleveraging of expenses over lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.2 million and $0.3 million for the three and nine months ended November 1, 2025, respectively, were associated with our expense reduction initiatives, primarily severance.  Restructuring costs of $0.2 million were incurred, primarily for severance, during the three and nine months ended November 2, 2024.  Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased $8.8 million to $20.7 million for the third quarter of 2025, compared to $29.6 million for the third quarter of 2024, primarily reflecting the factors described above. As a percentage of net sales, operating earnings declined to 5.0% for the third quarter of 2025, compared to 6.9% for the third quarter of 2024.

Operating earnings decreased $36.6 million to $44.2 million for the nine months ended November 1, 2025, compared to $80.8 million for the nine months ended November 2, 2024. As a percentage of net sales, operating earnings were 3.9% for the nine months ended November 1, 2025, compared to 6.7% for the nine months ended November 2, 2024.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$383.7	100.0%	$322.9	100.0%	$954.7	100.0%	$925.6	100.0%
Cost of goods sold	229.0	59.7%	181.3	56.2%	559.6	58.6%	514.3	55.6%
Gross profit	154.7	40.3%	141.6	43.8%	395.1	41.4%	411.3	44.4%
Selling and administrative expenses	142.4	37.1%	106.4	33.0%	356.9	37.4%	311.1	33.6%
Restructuring and other special charges, net	1.2	0.3%	1.1	0.3%	3.0	0.3%	1.1	0.1%
Operating earnings	$11.1	2.9%	$34.1	10.5%	$35.2	3.7%	$99.1	10.7%

Key Metrics
Direct-to-consumer (% of net sales) (1)	37%		34%		36%		33%
Change in wholesale net sales ($)	$5.8		$1.1		$(23.4)		$(26.1)
Change in retail net sales ($)	$9.2		$1.0		$6.7		$4.5
Sales change from acquired Stuart Weitzman business	$45.8		$—		$45.8		$—
Unfilled order position at end of period	$300.4		$246.6

Company-Operated Stores:
North America
Stores opened (2)	25		1		30		4
Stores closed	—		—		2		4
Ending stores - North America	88		62		88		62
East Asia
Ending stores - East Asia (2)	109		49		109		49
Total Company-Operated Stores	197		111		197		111

International franchise locations	150		113		150		113
Total	347		224		347		224
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.
(2)	Includes the 25 North America and 53 East Asia retail stores acquired from Stuart Weitzman.

Net Sales

Net sales of $393.7 million in the third quarter of 2025 increased $60.8 million, or 18.8%, compared to the third quarter of 2024.  The increase primarily reflects the acquisition of Stuart Weitzman on August 4, 2025, which contributed net sales of $45.8 million in the third quarter of 2025.  We experienced strong growth in our company-owned e-commerce business, which increased approximately 14% during the third quarter of 2025, and organic growth in our wholesale business.  We saw strength in premium brands and declines in our more value-oriented brands.  Our direct-to-consumer sales represented approximately 37% of net sales for the third quarter of 2025, compared to 34% for the third quarter of 2024.  During the third quarter of 2025, we did not open or close any stores in North America.  We acquired 25 retail stores located in North America from Stuart Weitzman, resulting in a total of 88 stores at November 1, 2025, compared to 62 stores at November 2, 2024.  We remain focused on international growth and continued to expand our international presence during the third quarter of 2025.  There were 109 stores in East Asia at November 1, 2025, including 53 acquired from Stuart Weitzman, compared to 49 stores at November 2, 2024. There were also 150 international branded stores owned and operated by third parties through franchise agreements at November 1, 2025, compared to 113 international branded stores at August 3, 2024.

Net sales increased $29.1 million, or 3.1%, to $954.7 million for the nine months ended November 1, 2025, compared to $925.6 million for the nine months ended November 2, 2024, reflecting softer demand associated with the challenging macroeconomic environment and competitive retail landscape, partially offset by the $45.8 million net sales contribution from our recently acquired Stuart Weitzman brand.

Our unfilled order position for our wholesale sales increased $53.8 million, or 21.8%, to $300.4 million at November 1, 2025, compared to $246.6 million at November 2, 2024,  primarily reflecting the unfilled order position for the Stuart Weitzman brand.

Gross Profit

Gross profit increased $13.1 million, or 9.3%, to $154.7 million for the third quarter of 2025, compared to $141.6 million for the third quarter of 2024, driven by net sales growth, partially offset by the incremental cost of goods sold related to the fair value step-up adjustment on the acquired Stuart Weitzman inventory.  As a percentage of net sales, our gross profit decreased to 40.3% for the third quarter of 2025, compared to 43.8% for the third quarter of 2024.  The decrease was driven by the incremental cost of goods sold related to purchase accounting inventory adjustments, continued impact of tariffs and higher inventory markdowns, due in part to the addition of the Stuart Weitzman brand.

Gross profit decreased $16.2 million, or 3.9%, to $395.1 million for the nine months ended November 1, 2025, compared to $411.3 million for the nine months ended November 2, 2024.  As a percentage of net sales, our gross profit decreased to 41.4% for the nine months ended November 1, 2025, compared to 44.4% for the nine months ended November 2, 2024. The decrease was driven by the same factors described above, as well as incremental costs associated with canceling factory orders and moving inventory out of China.

Selling and Administrative Expenses

Selling and administrative expenses increased $36.0 million, or 33.8%, to $142.4 million for the third quarter of 2025, compared to $106.4 million for the third quarter of 2024 driven by expenses related to our acquired Stuart Weitzman brand and growth in our international business. As a percentage of net sales, selling and administrative expenses increased to 37.1% for the third quarter of 2025, compared to 33.0% for the third quarter of 2024.

Selling and administrative expenses increased $45.8 million, or 14.7%, to $356.0 million for the nine months ended November 1, 2025, compared to $311.1 million for the nine months ended November 2, 2024. The increase primarily reflects our acquired Stuart Weitzman brand in the third quarter of 2025, growth in our international business, a higher provision for expected credit losses and higher salary and benefits expense.  As a percentage of net sales, selling and administrative expenses increased to 37.4% for the nine months ended November 1, 2025, compared to 33.6% for the nine months ended November 2, 2024.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $1.2 million and $3.0 million for the three and nine months ended November 1, 2025 were primarily associated severance for our expense reduction initiatives.  Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.  Restructuring costs of $1.1 million were incurred primarily for severance during the three and nine months ended November 2, 2024.

Operating Earnings

Operating earnings decreased to $11.1 million for the third quarter of 2025, from $34.1 million for the third quarter of 2024, as a result of the factors described above.  As a percentage of net sales, operating earnings were 2.9% for the third quarter of 2025, compared to 10.5% for the third quarter of 2024.

Operating earnings decreased to $35.2 million for the nine months ended November 1, 2025, compared to $99.1 million for the nine months ended November 2, 2024, as a result of the factors described above.  As a percentage of net sales, operating earnings were 3.7% for the nine months ended November 1, 2025, compared to 10.7% in the nine months ended November 2, 2024.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 1, 2025		November 2, 2024		November 1, 2025		November 2, 2024
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(12.4)	100.0%	$(10.3)	100.0%	$(38.0)	100.0%	$(40.3)	100.0%
Cost of goods sold	(13.3)	107.4%	(11.8)	115.4%	(39.9)	105.0%	(41.8)	103.8%
Gross profit	0.9	(7.4)%	1.5	(15.4)%	1.9	(5.0)%	1.5	(3.8)%
Selling and administrative expenses	15.4	(124.2)%	8.1	(79.6)%	37.7	(99.1)%	39.1	(97.1)%
Restructuring and other special charges, net	5.4	(43.3)%	0.3	(3.0)%	10.8	(28.6)%	0.3	(0.8)%
Operating loss	$(19.9)	160.1%	$(6.9)	67.2%	$(46.6)	122.7%	$(37.9)	94.1%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $12.4 million for the third quarter of 2025 is $2.1 million, or 25.8%, higher than the third quarter of 2024, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear. The net sales elimination of $38.0 million for the nine months ended November 1, 2025 is $2.3 million, or 5.8%, lower than the nine months ended November 2, 2024, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $7.3 million, to $15.4 million in the third quarter of 2025, compared to $8.1 million for the third quarter of 2024, primarily reflecting higher expenses related to our cash-based incentive compensation and higher medical costs, partially offset by lower share-based incentive compensation expenses.  Selling and administrative expenses decreased $1.4 million, to $37.7 million for the nine months ended November 1, 2025, compared to $39.1 million for the nine months ended November 2, 2024 reflecting lower expenses for cash and share-based incentive compensation.

Restructuring and other special charges of $5.4 million and $10.8 million for the three and nine months ended November 1, 2025, respectively, were for legal,  information technology and other related costs associated with the acquisition of Stuart Weitzman that closed on August 4, 2025 as well as severance and other costs associated with our expense reduction initiatives.  Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.  Restructuring and other special charges of $0.3 million for the three and nine months ended November 2, 2024 were incurred primarily for severance at our corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

As further discussed in Note 11 to the condensed consolidated financial statements, the Company maintains a revolving credit facility for working capital needs and strategic initiatives that matures on June 27, 2030. The aggregate amount available under the revolving credit facility is up to $700.0 million, subject to borrowing base restrictions, and may be further increased by up to $250.0 million.  Interest on the borrowings is at variable rates based on the SOFR, or the prime rate (as defined in the Credit Agreement), plus a spread.

Total debt obligations of $355.0 million at November 1, 2025 increased $116.5 million, from $238.5 million at November 2, 2024, and $135.5 million, from $219.5 million at February 1, 2025.  On August 4, 2025, we completed the acquisition of Stuart Weitzman, as further discussed in Note 3 to the condensed consolidated financial statements.  The increase in borrowings at November 1, 2025 reflects borrowings to fund the acquisition.  Net interest expense for the third quarter of 2025 increased $2.6 million to $5.5 million, compared to $2.9 million for the third quarter of 2024, reflecting higher average borrowings on our revolving credit facility.

At November 1, 2025, we had $355.0 million in borrowings and $8.5 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $278.1 million at November 1, 2025.  We were in compliance with all covenants and restrictions under the Credit Agreement as of November 1, 2025.

Working Capital and Cash Flow

	Thirty-Nine Weeks Ended

($ millions)	November 1, 2025	November 2, 2024	Change
Net cash provided by operating activities	$40.5	$75.8	$(35.3)
Net cash used for investing activities	(155.7)	(40.3)	(115.4)
Net cash provided by (used for) financing activities	119.5	(23.2)	142.7
Effect of exchange rate changes on cash and cash equivalents	0.0	0.0	0.0
Increase in cash and cash equivalents	$4.3	$12.3	$(8.0)

Reasons for the major variances in cash provided in the table above are as follows:

Cash provided by operating activities was $35.3 million lower in the thirty-nine weeks ended November 1, 2025 as compared to the thirty-nine weeks ended November 2, 2024, primarily reflecting the following factors:

●	Lower net earnings in the thirty-nine weeks ended November 1, 2025, compared to the thirty-nine weeks ended November 2, 2024,
●	A decrease in trade accounts payable during the thirty-nine weeks ended November 1, 2025, compared to an increase in the thirty-nine weeks ended November 2, 2024, partially offset by
●	An increase in accrued expenses and other liabilities during the thirty-nine weeks ended November 1, 2025, compared to a decrease in the thirty-nine weeks ended November 2, 2024, and
●	A smaller increase in receivables during the thirty-nine weeks ended November 1, 2025, compared to the thirty-nine weeks ended November 2, 2024.

Cash used for investing activities was $115.4 million higher for the thirty-nine weeks ended November 1, 2025 as compared to the thirty-nine weeks ended November 2, 2024, reflecting the acquisition of  Stuart Weitzman at the beginning of the third quarter of 2025 and higher capital expenditures, due in part to the Famous Footwear store remodels to the new FLAIR concept. We had 56 FLAIR stores as of November 1, 2025 and expect to add one more FLAIR store in 2025.

Cash provided by financing activities was $119.5 million for the thirty-nine weeks ended November 1, 2025 as compared to cash used for financing activities of $23.2 million for the thirty-nine weeks ended November 2, 2024, primarily due to net borrowings on our revolving credit agreement of $135.5 million in the thirty-nine weeks ended November 1, 2025, compared to net repayments of $56.5 million in the comparable period in 2024.  The increase in borrowings during the thirty-nine weeks ended November 1, 2025 reflects the use of the revolving credit agreement to fund the Stuart Weitzman acquisition on August 4, 2025.

A summary of key financial data and ratios at the dates indicated is as follows:

	November 1, 2025	November 2, 2024	February 1, 2025
Working capital ($ millions) (1)	$56.7	$63.9	$78.6
Current ratio (2)	1.06:1	1.08:1	1.10:1
Debt-to-capital ratio (3)	36.2%	28.2%	26.6%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at November 1, 2025 was $56.7 million, which was a decrease of $7.2 million from November 2, 2024 and a $21.9 million decrease from February 1, 2025. The decrease in working capital from November 2, 2024 primarily reflects higher borrowings under our revolving credit agreement, partially offset by higher inventory, higher receivables and lower trade accounts payable.  The revolver was used to fund the acquisition of Stuart Weitzman, as further described in Note 3 to the condensed consolidated financial statements.  The decrease in working capital from February 1, 2025 primarily reflects higher borrowings under our revolving credit agreement and accrued expenses, partially offset by higher inventory and lower trade accounts payable. Our current ratio was 1.06:1 as of November 1, 2025, compared to 1.08:1 at November 2, 2024 and 1.10:1 at February 1, 2025.  Our debt-to-capital ratio was 36.2% as of November 1, 2025, compared to 28.2% as of November 2, 2024 and 26.6% at February 1, 2025.  The higher debt-to-capital ratio as of November 1, 2025 reflects the increase in borrowings under our revolving credit agreement as a result of the Stuart Weitzman acquisition.

We declared and paid dividends of $0.07 per share in the third quarter of both 2025 and 2024.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of November 1, 2025, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  As permitted by the rules and regulations of the SEC, management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Stuart Weitzman, which was acquired on August 4, 2025.

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

In early 2025, the United States administration announced tariffs on products manufactured in several jurisdictions from which we import our products.  We are actively monitoring the impact of tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries.  During the second and third quarters of 2025, our net sales and gross margins were adversely impacted by tariffs.  The enactment of additional tariffs and the uncertainty surrounding future tariff policies and rates pose a significant risk to our business operations and may materially increase our costs and reduce our margins. The tariff uncertainty also creates challenges in our supply chain management, our pricing strategies and the management of customer orders.  While we have implemented strategies to minimize the effect of tariffs, including shifting production outside of China and other countries impacted by tariffs and negotiating with our suppliers,  and we are continuously evaluating strategies to mitigate the impact of additional tariffs, there can be no assurance that these measures will be successful. In addition, the imposition of tariffs has resulted in increased market volatility and exacerbated existing inflationary cost pressures and recessionary fears among consumers, which could further negatively impact discretionary spending and accordingly, adversely impact our sales volume. The tariffs may also lead to higher pricing for our products, which may result in customers shifting to private-label footwear or other lower cost alternatives.

Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations and financial condition is not certain but could be material.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the third quarter of 2025:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
August 3, 2025 - August 30, 2025	2,654	$15.36	—	3,366,055

August 31, 2025 - October 4, 2025	9,710	15.03	—	3,366,055

October 5, 2025 - November 1, 2025	—	—	—	3,366,055
Total	12,364	$15.10	—	3,366,055
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards. The average price per share on repurchases of our common stock excludes the cost of broker commissions and excise taxes due under the provisions of the Inflation Reduction Act.
(2)	On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of 7,000,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions. During the thirteen and thirty-nine weeks ended November 1, 2025, the Company repurchased zero and 186,716 shares, respectively, under the 2022 Program. During the thirteen and thirty-nine weeks ended November 2, 2024, the Company repurchased 1,522,324 and 1,938,324 shares, respectively, under the 2022 Program. As of November 1, 2025, there were 3,366,055 shares authorized to be repurchased. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

On September 17, 2025, Daniel Friedman, Chief Sourcing Officer, adopted a Rule 10b5-1 plan (‘Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act of 1934.  The Rule 10b5-1 Plan provides for the sale of up to 11,207 shares of the Company's common stock, pursuant to the terms of the Rule 10b5-1 Plan.  The Rule 10b5-1 Plan expires on December 15, 2026, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.

No other director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K, during the thirteen weeks ended November 1, 2025.

Bylaws Amendment

On December 10, 2025, the Board of Directors amended the Company’s Bylaws to, among other things, (i) revise the calculation of the advance notice window for stockholders to nominate directors or make other business proposals at an annual meeting of stockholders such that it is 90 to 120 days before the anniversary of the prior year’s annual meeting rather than 90 to 120 days before the upcoming annual meeting; (ii) revise and clarify the scope of certain procedures and disclosure requirements set forth in the provisions for stockholders to provide advance notice of director nominations and business proposals; (iii) establish that special meetings of the Board may be called by the Chair of the Board or a majority of the Board (rather than by the Chair of the Board or any two directors); and (iv) make certain administrative, modernizing, clarifying and conforming changes.

As a result of the amendments to the Bylaws, a stockholder who intends to present an item of business at the 2026 annual meeting (other than a proposal submitted for inclusion in our proxy materials) or to nominate an individual for election as a director at the 2026 annual meeting must provide notice to us of such business or nominee in accordance with the requirements in the Bylaws not later than the close of business on February 20, 2026 and not earlier than January 22, 2026 (rather than between January 28, 2026 and February 27, 2026 as disclosed in our 2025 proxy statement). However, if the date of our 2026 annual meeting is more than 30 days before or more than 60 days after the first anniversary of the date of the 2025 annual meeting, then such notice must be delivered no earlier than the close of business on the 120th calendar day prior to the date of the 2026 annual meeting and not later than the close of business on the later of the 90th calendar day prior to the date of the 2026 annual meeting or the 10th calendar day following the calendar day on which public announcement of the date of 2026 annual meeting is first made by us. Any such notice must also comply with the timing, disclosure, procedural and other requirements as set forth in our Bylaws.

The foregoing summary of the amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

3.1		Restated Certificate of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed June 1, 2020.
3.2	†	Bylaws of the Company as amended through December 10, 2025, filed herewith.
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

CALERES, INC.

Date: December 11, 2025	/s/ Jack P. Calandra
Jack P. Calandra Senior Vice President and Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer