Form 10-K
period 2026-01-31
CALERES INC
filed 2026-04-02
CIK 14707

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the stock held by non-affiliates of the registrant as of August 2, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $419.2 million.

As of February 28, 2026, 33,842,239 common shares were outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The SEC allows us to report information in the Form 10-K by “incorporating by reference” from another part of the Form 10-K or from the proxy statement. You will see that information is “incorporated by reference” in various parts of our Form 10-K. The proxy statement will be available on our website after it is filed with the SEC in April 2026.

Unless the context otherwise requires, “we,” “us,” “our,” “the Company” or “Caleres” refers to Caleres, Inc. and its subsidiaries.

Information in this Form 10-K is current as of April 2, 2026, unless otherwise specified.

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

The Company’s business operations are organized into two reportable segments—Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of our Famous Footwear retail stores, famousfootwear.com and famousfootwear.ca.  The Famous Footwear segment operated 821 stores at the end of 2025, selling primarily branded footwear for the entire family.  The Brand Portfolio segment offers retailers and consumers a carefully cultivated portfolio of leading brands.  This segment is comprised of wholesale operations that designs, develops, sources, manufactures, markets and distributes branded, licensed and private-label footwear primarily to online retailers, national chains, department stores, independent retailers, mass merchandisers and franchise partners, as well as Company-owned Famous Footwear, Sam Edelman, Naturalizer, Allen Edmonds and Stuart Weitzman stores and e-commerce businesses.  It includes the Allen Edmonds, Sam Edelman, Stuart Weitzman and Naturalizer retail stores, including 81 stores in the United States, four in Canada and 103 stores in East and Southeast Asia at the end of 2025, and the e-commerce businesses for our Company-owned brands.  In addition, there were 148 international branded stores owned and operated by third parties through franchise agreements at the end of 2025.

Our net sales are comprised of four major categories: women’s footwear, men’s footwear, children’s footwear and clothing and accessories.  The percentage of net sales attributable to each category is as follows:

	2025	2024	2023
Women's footwear	61%	60%	61%
Men's footwear	21%	21%	21%
Children's footwear	12%	12%	12%
Clothing and accessories	6%	7%	6%

FAMOUS FOOTWEAR

Our Famous Footwear segment, which is one of America’s leading family-branded footwear retailers, was founded on a simple idea: that everyone deserves to feel the joy that comes from a new pair of shoes.  Famous Footwear employs an omni-channel approach to reach consumers wherever they want to shop, including our e-commerce channel through famousfootwear.com and famousfootwear.ca, as well as 821 Famous Footwear retail store locations.

We seek to meet the needs of the millennial family and others by providing an assortment of trend-right, brand-name fashion, casual and athletic footwear at a great price.  Brands carried at Famous Footwear include Nike, Skechers, adidas, Crocs, Converse, Birkenstock, HeyDude, New Balance, Puma, Jordan, Vans, Bearpaw, Asics, Brooks and Under Armour among others, as well as company-owned and licensed brands including Dr. Scholl’s Shoes, LifeStride, Naturalizer and Blowfish Malibu.  Our Company-owned and licensed products are sold to our Famous Footwear segment by our Brand Portfolio segment at a profit and represent approximately 5% of the Famous Footwear segment’s net sales. We work closely with our vendors to provide consumers with fresh product and, in some cases, product exclusively designed for and available only at Famous Footwear.  Famous Footwear’s retail price points typically range from $20 for shoes to $350 for boots.  We believe we have strong relationships with our significant branded footwear suppliers, but the loss of any one or more key suppliers could have a material impact on our Famous Footwear segment and the Company.

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

Our Famous Footwear stores are located in strip shopping centers as well as outlet and regional malls in 49 states, Canada and Guam.  The breakdown by venue at the end of each of the last three fiscal years is as follows:

	2025	2024	2023
Strip centers	539	552	562
Outlet malls	156	160	165
Regional malls	126	134	133
Total	821	846	860

We anticipate that we will open approximately 15 retail store locations and close approximately 25 in 2026. New stores typically experience an initial start-up period characterized by lower sales and operating earnings than what is generally achieved by more mature stores.  While the duration of this start-up period may vary by type of store, economic environment and geographic location, new stores typically reach a normal level of profitability within approximately four years.

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

Famous Footwear’s marketing programs include e-commerce advertising, television advertising, digital marketing and social media, direct mail and in-store advertisements, all of which are designed to further develop and reinforce the Famous Footwear brand and strengthen our connection with consumers.  We believe the success of our marketing campaigns is attributable to highlighting key categories and tailoring the timing of such messaging to adapt to seasonal shopping patterns.  In 2025, we spent approximately $58.2 million to advertise and market Famous Footwear to our target consumers, a portion of which was recovered from suppliers.

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

Portfolio of Brands

The following is a listing of our owned brands and licensed products:

Sam Edelman: The Sam Edelman brand has been synonymous with aspirational luxury and on-trend style since 2004. Inspired by timeless American elegance, designer Sam Edelman’s innate understanding of the consumer translates conceptually into a modern lifestyle informed by rich heritage, creativity and innovation. Beyond its iconic footwear, Sam Edelman offers an ever-expanding range of product categories to fit the customer’s lifestyle, including ready-to-wear, handbags, perfume, outerwear, denim, and hosiery. The full range of Sam Edelman products is sold globally through Sam Edelman retail stores and online at samedelman.com, samedelman.ca and samedelman.co.uk, in addition to department stores, national chains, independent retailers and through our joint venture and franchise partners in East and Southeast Asia, with suggested retail prices ranging from $100 to $300. Beyond the Sam Edelman brand, designer Sam Edelman owns and designs the contemporary lifestyle brands, Circus NY and Sam & Libby, which are both distributed through leading wholesale and e-commerce retailers. Additionally, Sam & Libby is available through our Famous Footwear brand. Suggested retail price points range from $60 to $160 for Circus NY and $60 to $120 for Sam & Libby.

Vionic: In 2018, we acquired Vionic to expand our access to the growing contemporary comfort footwear category. Vionic is dedicated to harnessing science, ingenuity and input from medical professionals and athletes to make shoes that bring balance to our lives. The fusion between dynamic movement and grounded stability is how our exclusive Vio MotionTM Technology solves whole body balance. Featuring a wide range of silhouettes with a Northern California aesthetic, premium materials and thoughtful design for women and men, Vionic offers the style you want with the comfort you crave across a vast selection of fashion sneakers, casual and dress options, boots, sandals and slippers. The brand is sold online at vionicshoes.com, as well as through premium department stores, independent retailers, national chains, specialty boutiques, and through our Famous Footwear brand. Vionic is also available globally through our wholesale partners and distributors across more than 30 countries. Suggested retail price points range from $80 for sandals to $250 for boots.

Naturalizer: Since 1927, Naturalizer has put women first. As the first brand ever to design shoes to the contours of a woman’s foot, the brand is known for crafting beautiful, modern styles that look and feel exceptional, inside and out. Naturalizer’s legendary emphasis on fit and elegant simplicity launched a brand that became known as “the shoe with the beautiful fit.” The brand’s mission of inclusivity supports the vision to have every woman in Naturalizer shoes. The Naturalizer brand is sold primarily at national chains, online retailers including naturalizer.com and naturalizer.ca, department stores, independent retailers, and through our Famous Footwear brand. Naturalizer footwear is also available globally through our wholesale partners across 34 countries. Suggested retail price points range from $89 for shoes to $290 for boots.

Allen Edmonds: In 2016, we acquired Allen Edmonds to increase our penetration in men’s footwear. Allen Edmonds, founded in 1922, is a brand of premium men’s footwear, apparel, leather goods and accessories, built on its United States manufacturing heritage. Allen Edmonds products are available at our 58 Allen Edmonds stores in the United States, including 18 Port Washington Studio stores and 3 outlet stores, online retailers including allenedmonds.com, shoebank.com, and allenedmonds.ca, and at select premium retailers worldwide. Suggested retail Allen Edmonds price points range from $300 to $595, while the Allen Edmonds Reserve Collection price points range from $800 to $2,995.

Dr. Scholl’s Shoes: More than a century after Dr. William Scholl introduced his namesake brand, Dr. Scholl’s Shoes has maintained its legacy and passion for creating iconic, innovative, and effortless footwear for a healthy life. The brand became a fashion icon in 1959 with the debut of the Original Wooden Exercise Sandal worn by fashion icons across decades. Dr. Scholl’s footwear reaches consumers at a wide range of distribution channels, including national chains, department stores, online retailers including drschollsshoes.com and through our Famous Footwear brand. Suggested price points range from $50 for shoes to $190 for boots. We have a license agreement to sell Dr. Scholl’s Shoes in the United States, Canada and Latin America through 2026.

Stuart Weitzman: In August 2025, we acquired Stuart Weitzman to increase our penetration in premium contemporary footwear. Since founder Stuart Weitzman launched his namesake brand in 1986, the brand has become a global luxury icon known for combining its signature artisanal Spanish craftsmanship and precise engineering to empower women to stand strong. Having perfected the art of shoemaking for 40 years, the brand continues to expand its assortment to feature handbags and other accessories, all the while staying true to its ethos of inspiring strength and confidence with every step. Stuart Weitzman products are manufactured in third party factories in Spain, Italy, and more, and are available at our 73 retail locations across the globe. This includes 23 locations across North America (including full-price retail boutiques, outlet stores, and shop-in-shops) and 50 locations in China. The brand’s products are also available online at stuartweitzman.com and stuartweitzman.ca, as well as at select premier retailers worldwide. Suggested retail Stuart Weitzman price points range from $250 to $995.

LifeStride:  LifeStride has been designing shoes for women who take life in stride since 1940. Delivering all-day comfort and modern design, LifeStride shoes are performance tested to last more than 1 million steps. That is hundreds of days of comfort she can count on, with versatile style she’ll love to wear again and again. The brand is available at major national retailers, online retailers including lifestride.com, department stores, and through our Famous Footwear brand, at suggested retail price points ranging from $70 for shoes to $140 for boots.

Franco Sarto:  Since 1990, Franco Sarto has embodied timeless, wearable styles inspired by the craft and design of Italian footwear. Today, through the vision of creative director, Gionata Pagni, the brand continues to build on that tradition through purposeful, modern design. The brand is sold in major national chains, online retailers including francosarto.com, department stores, specialty retailers, independent retailers, and through our Famous Footwear brand, at suggested retail price points ranging from $99 for shoes to $290 for boots.

Rykä: Rykä was the first brand ever to create athletic shoes specifically for a woman's unique foot shape, muscle movement, and build. For more than 35 years, Rykä has offered footwear with a powerful Made for Women fit for her active life, including walking, cross-training, running and hiking, along with lifestyle trends. The brand is distributed through national chains, online retailers including ryka.com, independent retailers, department stores, specialty retailers, and through our Famous Footwear brand, at suggested price points from $50 to $140.

Blowfish Malibu: Blowfish Malibu, which was founded in 2005 and acquired by Caleres in 2018, designs and sells women’s and children’s footwear that captures the fresh, youthful spirit and casual living that is distinctively Southern California. The brand is sold at national chains, independent retailers, and through our Famous Footwear retail stores and e-commerce businesses, at suggested retail price points ranging from $35 for shoes to $110 for boots.

Vince: The Vince women’s shoe collection launched in 2012 and was expanded in 2014 to include the Vince men’s footwear collection. From its atelier at the foot of the Hollywood Hills, Vince designs timeless, quality pieces that bring confidence and ease to the modern wardrobe. The brand is primarily sold in premier department stores, online, national chains and specialty retailers at suggested price points ranging from $200 for shoes to $595 for tall boots. We have a license agreement with Vince, LLC to sell Vince footwear through January 2029 with a five-year option to renew.

Veronica Beard: In 2020, we began an exclusive partnership with the American ready-to-wear brand, Veronica Beard, to produce the women’s footwear collection. The Veronica Beard collection includes styles that strike the balance between cool and classic, taking the consumer from day to night and work to weekend. The brand is distributed through domestic wholesale partners carrying Veronica Beard ready-to-wear and independent footwear retailers at suggested opening retail price points ranging from $295 for shoes to $750 for boots. We have a license agreement to sell Veronica Beard footwear through January 2029.

Wholesale

Within our Brand Portfolio segment, our brands are designed, sourced and distributed on a wholesale basis to approximately 1,900 retailers, including online retailers, national chains, department stores, independent retailers and mass merchandisers throughout the United States and Canada, as well as approximately 63 other countries (including sales to our retail operations).  Our most significant customers include Famous Footwear and many of the nation’s largest retailers, including online retailers such as Amazon.com, Nordstrom.com and Zappos.com; national chains such as Nordstrom Rack, DSW, TJX Corporation (including TJ Maxx and Marshalls), Kohl’s and Ross Stores; department stores such as Nordstrom, Macy’s and Dillard’s; mass merchandisers such as Walmart; and independent retailers such as QVC Group, Inc., which operates QVC and Home Shopping Network.  Many of these wholesale customers also sell our products through their own websites.  In these arrangements, orders are typically fulfilled on a drop-ship basis from our logistics network.  We also sell product to a variety of international retail customers and distributors.

Our Brand Portfolio segment sold approximately 32 million pairs of shoes on a wholesale basis during 2025.  Products sold under license agreements accounted for approximately 14% of the sales of the Brand Portfolio segment in 2025 and 2024 and 13% of the segment’s sales in 2023.  Caleres also receives license revenue from third parties related to certain owned brands, for use in connection with other brand-enhancing non-footwear product categories.

We continue to see benefits from the strategic initiatives we have implemented in recent years.  Our Edit to Win initiative drives more volume through fewer SKUs.  In addition, our speed program allows us to reduce both inventory risks and markdowns by aligning inventory with consumer demand to drive sales productivity.

Direct-to-Consumer

Our Brand Portfolio segment includes the operation of 15 branded e-commerce websites which offer substantially the same product selection to consumers as we sell to our wholesale customers.

We also operate retail stores for certain brands, including Allen Edmonds, Sam Edelman, Stuart Weitzman and Naturalizer.  The number of our owned Brand Portfolio retail stores at the end of the last three fiscal years was as follows:

	2025	2024	2023
Allen Edmonds	58	56	57
Sam Edelman	56	56	39
Stuart Weitzman	73	—	—
Naturalizer	1	2	2
Total	188	114	98

At the end of 2025, we operated 58 Allen Edmonds stores in the United States, each averaging approximately 1,560 square feet.  We expect to open approximately two new Allen Edmonds stores and close approximately five stores in 2026, as we continue to align our real estate and e-commerce strategies.  At the end of 2025, we operated four Sam Edelman stores in the United States, each averaging approximately 2,300 square feet, and 52 stores in East Asia.  We anticipate expanding our Sam Edelman presence in East and Southeast Asia in 2026 with the opening of approximately 2 net new stores, and 5 net new franchisee stores in 2026. At the end of 2026, we operated 19 Stuart Weitzman stores in the United States and four Stuart Weitzman stores in Canada, each averaging 2,000 square feet, and 50 stores in Asia. After closing all of our domestic Naturalizer retail stores in 2024, we ended the year with one store in Southeast Asia.  In addition to our owned Brand Portfolio retail stores, there are 148 branded stores that are owned by third parties and are operated internationally through distributor, licensed or franchise agreements.

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

Our marketing teams are responsible for the development and implementation of innovative marketing programs that serve the consumer facing needs of our portfolio of brands as well as that of our retail partners and brand websites.  Our marketing teams are instrumental in continuing to drive growth in e-commerce sales, producing relevant and purpose-driven brand positioning and creating meaningful connections with consumers that have increased awareness and loyalty across our portfolio.  In 2025, we spent approximately $93 million in advertising and marketing support for our Brand Portfolio segment, including digital marketing and social media, consumer media advertising, product placement, in-store displays, production, print and trade shows.

Product Development Operations

We maintain design and product development teams for our brands in Clayton, Missouri; Dongguan, China; Elda, Spain; Putian, China; New York, New York; Novato, California; and Port Washington, Wisconsin, as well as other select fashion locations, including Milan and Florence, Italy.  These teams, which include independent designers, are responsible for the creation and development of new product styles.  Our designers monitor trends in fashion footwear and apparel and work closely with retailers to identify consumer footwear preferences.  Our design teams create collections of footwear, and our sourcing and product development offices convert those designs into new footwear styles.  We operate a sample-making facility in Dongguan, China that allows us to have greater control over our product development in terms of accuracy, execution and speed-to-market.

Sourcing and Manufacturing Operations

In 2025, the sourcing operations sourced approximately $451.0 million of shoes through a global network of third-party independent footwear manufacturers.  The majority of our footwear sourced is provided by approximately 49 manufacturers operating approximately 107 manufacturing facilities.  In certain countries, we use agents to facilitate and manage the development, production and shipment of product.  We attribute our ability to achieve consistent quality, competitive prices and on-time delivery to the breadth of these established relationships, as well as steps we have taken to digitize many aspects of our end-to-end supply chain processes to enable mutually beneficial workload efficiency, visibility and agility.  While we generally do not have significant contractual commitments with our suppliers, we do enter into sourcing agreements with certain independent sourcing agents.  Prior to production, we monitor the quality of all of our footwear components and also inspect the prototypes of each footwear style.

The following table provides an overview of our sourcing by country in 2025:

Country ($ millions)
Vietnam	$284.7
China	88.4
Cambodia	45.3
India	11.0
Other	21.6
Total	$451.0

While we source the majority of our footwear from independent manufacturers, we also operate manufacturing facilities in Port Washington, Wisconsin and Santiago, Dominican Republic. Our Port Washington and Santiago facilities manufacture footwear and certain accessories for our Allen Edmonds brand. We believe operating our own manufacturing facilities in North America provides us with greater control over the quality and craftsmanship that are essential to the iconic Allen Edmonds brand. In addition, our Port Washington facility serves our recrafting operations, which support our commitment to sustainability. Our recrafting operations allow the Allen Edmonds consumer to extend the life of their footwear by restoring shoes to nearly their original state. Most styles can be recrafted twice, and some can be recrafted three times.

Backlog

At January 31, 2026, our Brand Portfolio segment had a backlog of unfilled wholesale orders of approximately $332.2 million, compared to $260.2 million as of February 1, 2025.  Most orders are for delivery within the next 90 to 120 days.  Orders are subject to cancellation; however, we have historically not experienced significant cancellations of orders.

The backlog at any particular time is affected by a number of factors, including timing of orders received from customers, supply chain disruptions, seasonality and capacity shifts at international manufacturers.  Accordingly, a comparison of backlog from period to period may not be indicative of eventual actual shipments or the growth rate of sales from one period to the next.

Human Capital Management

As of January 31, 2026, we had approximately 10,000 employees, including 5,000 full-time and 5,000 part-time.  In the United States, there were no employees subject to union contracts.  In Canada, we employ approximately 22 warehouse employees under a union contract, which will expire in October 2028.  The Company’s success depends on our ability to attract, develop, motivate and retain qualified management, administrative, product design and development and sales and marketing personnel to support existing operations and future growth.  Since our founding in 1878, we have been all about the right fit.  Our values – Passion, Accountability, Curiosity, Creativity and Caring, inform how we work, how we treat one another and how we live our mission.

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

Responsible Business Initiatives

Our responsible business initiatives are an important component of our enterprise risk management program.  Our long-standing pledge to quality craftmanship includes creating sustainable and lasting value for all of our stakeholders by governing and operating with integrity and transparency and by pursuing ambitious responsible business targets. At Caleres, the forward focus of our brands has led to an intentional elimination of waste in our strategic manufacturing facilities while extending the life span of our products through donation, recrafting and reuse programs.  These initiatives support our broader efforts toward circularity, which we believe both protects the environment and delivers value to customers. Our responsible business governance structure includes a cross-functional steering committee that manages the development of programs, goals and metrics to support our responsible business initiatives. We periodically assess the environmental, social and governance topics that are most relevant to our business and stakeholders, which helps guide the framework for our responsible business initiatives and disclosures.

Many of our responsible business goals focus on high impact areas of opportunity, such as the materials that are used in our products, energy use and supply chain labor standards.  We are striving to use environmentally preferred materials in our products and packaging, and are working to ensure our strategic factories around the world comply with leading global work standards. We also monitor and comply with evolving environmental, product stewardship and climate-related regulatory requirements in the jurisdictions in which we operate, including extended producer responsibility programs and climate disclosure regulations, such as California Senate Bill 253, as well as similar regulations in other global markets. Our responsible business reports may be accessed at www.caleres.com.  The information contained on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report.  We expect to publish another responsible business report in the spring of 2026.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following is a list of the names and ages of the executive officers of the Company and of the offices held by each person.  There is no family relationship between any of the named persons.  The terms of the following executive officers will expire in May 2026 or upon their respective successors being chosen and qualified.

Name	Age	Current Position
John W. Schmidt	65	President, Chief Executive Officer and Director
Thomas C. Burke	58	Senior Vice President, General Counsel and Secretary
Daniel L. Karpel	55	Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
Brian P. Costello	62	Division President – Famous Footwear
Daniel R. Friedman	65	Chief Sourcing and Supply Chain Officer
Willis D. Hill	54	Senior Vice President, Chief Information Officer
Kathleen K. Welter	57	Senior Vice President, Chief Human Resources Officer

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

Daniel L. Karpel, Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer since January 2026.  Rejoined Caleres as Chief Accounting Officer in October 2025. Chief Financial Officer of Club Carwash Operating, LLC from 2024 to 2025. Chief Financial Officer of CW Holdings, LLC and a legacy entity owning the brands of Soft Surroundings and Coldwater Creek from 2023 to 2024. Chief Accounting Officer of EyeCare Partners, LLC from 2022 to 2023.  Chief Accounting Officer of Spectrum Brands, Inc. from 2020 to 2022. Various roles in finance, including previous employment with Caleres as Senior Vice President, Chief Accounting Officer and Treasurer from 2015 to 2016, Senior Vice President and Chief Accounting Officer from 2013 to 2015 and Senior Vice President, Finance from 2008 to 2013.

Brian P. Costello, Division President – Famous Footwear since August 2025.  Chief Merchant Officer – Famous Footwear from January 2025 to August 2025. Vice President, Divisional Merchandising Manager – Footwear & Accessories of Nordstrom from August 2010 to January 2025. Vice President – Supply Chain & Inventory Planning at Sur La Table from July 2007 to August 2010.

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

Kathleen K. Welter, Senior Vice President, Chief Human Resources Officer since August 2025.  Vice President, Human Resources of Woodard & Curran from January 2016 to July 2025. Senior Consultant, Talent Equation from August 2013 to January 2016. Vice President, Talent Strategy & Leadership Continuity, Caleres from March 2003 to July 2013.

ITEM 1ARISK FACTORS

An investment in our common stock involves certain risks and uncertainties.  In addition to other information in this Form 10-K, the following risk factors should be considered.  Additional risks and uncertainties of which we are currently unaware could also have a material adverse effect on our business and financial conditions.   These disclosures reflect our beliefs and opinions as to factors that could materially and adversely affect us and our securities in the future.  References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

MACROECONOMIC AND INDUSTRY RISKS

Changes in the United States and international trade policies, including tariffs, trade restrictions and retaliatory trade actions taken by other countries, may adversely impact our business, results of operations and financial condition.

In early 2025, the United States administration announced tariffs on products manufactured in several jurisdictions from which we import our products. We continue to actively monitor the impact of tariffs that become effective, as well as potential retaliatory tariffs imposed by other countries. Throughout the year, our net sales and gross margins were negatively impacted by tariffs. The enactment of additional tariffs and the uncertainty surrounding the future tariff policies and rates pose a significant risk to our business operations and may materially increase our costs and reduce our margins. Future trade disputes or phases of negotiations with China could lead to the imposition of tariffs that could adversely affect our supply chain and our business. General trade tensions between the U.S. and China continue to be contentious. Additionally, certain tariffs are subject to legal challenges. The tariff uncertainty also creates challenges in our supply chain management, our pricing strategies and the management of customer orders. While we have implemented strategies to mitigate tariff impacts by optimizing production in lower tariff countries and negotiating with suppliers, there can be no assurance that these efforts will be successful.

On February 20, 2026, the U.S. Supreme Court invalidated tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”).   Following this ruling, the U.S. Administration initiated new tariffs at different rates under alternative legislative powers, which increases the uncertainty around tariffs.  The current administration may continue to impose additional tariffs under U.S. trade laws. Although certain tariffs were invalidated, the potential availability, timing, and amount of any refunds associated with the ruling remains highly uncertain. Given the uncertainty regarding the scope and duration of the current and potential tariffs, as well as the potential for additional trade actions by the United States or other countries, the specific impact to our business, results of operations and financial conditions is not certain but could be material.

Consumer demand for our products may be adversely impacted by economic conditions and other factors.

Worldwide economic conditions continue to be uncertain. Consumer confidence and spending are strongly influenced by general economic conditions and other factors, including tariffs, trade restrictions, or taxes on imports from countries where we manufacture products, inflation, concerns of a recession, elevated interest rates, fiscal policy, the changing tax and regulatory environment, minimum wage rates and regulations, consumer debt levels, the availability of consumer credit, the liquidity of consumers’ assets, health care costs, currency exchange rates, taxation, energy costs, real estate values, foreclosure rates, unemployment trends, weather conditions and the economic consequences of military action or terrorist activities, such as the heightened geo-political tensions between China and Taiwan, along with angst surrounding escalated foreign policy actions taken by the United States in the Middle East and South American regions and the potential impact of sanctions on the domestic and global economy. Consumer sentiment, including a preference for products made in the United States, may be impacted by tariffs or taxes on imports from countries where we source products, which may impact demand for our products that are sourced internationally. In addition, with a significant amount of our supply originating in China, any negative development related to relations between United States and China, including additional tariffs imposed on imports from China, may adversely impact the cost or demand for our products sourced from China. Negative economic conditions generally decrease disposable income and, consequently, consumer purchases of discretionary items like our products. As a result, our customers may choose to purchase fewer of our products or purchase the lower priced products of our competitors, and our business, results of operations, financial condition and cash flows could be adversely affected.

Inflationary pressures and supply chain disruptions may adversely impact our business operations and financial results.

Inflationary pressures in the United States and the global economy such as elevated interest rates, higher product and transportation costs, in part driven by higher and more volatile oil prices, and wage inflation, as well as fears of a recession, are creating a complex and challenging retail environment that may impact discretionary spending. The extent and duration of these inflationary pressures are uncertain and may limit our ability to meet incremental consumer demand, potentially impacting our net sales. In addition, declines in consumer spending may result in reduced demand for our products, increased inventories, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, pricing pressure and lower gross margins. Macroeconomic factors, including these inflationary pressures and volatility in interest rates, also impact a number of accounting estimates, such as impairment calculations, the value of inventory measured using the last-in, first out (“LIFO”) method, and other estimates that utilize fair value. These macroeconomic factors could result in incremental volatility in certain valuations and provisions required in the Company’s financial statements. In addition, a disruption within our logistics or supply chain network could adversely affect our ability to deliver inventory in a timely manner, which could impair our ability to meet customer demand for products and result in lost sales and increased supply chain costs. Vessel, container and other transportation shortages, labor shortages and port congestion have in the past delayed inventory orders and, in turn, deliveries to our wholesale customers and availability in our retail stores and e-commerce sites. In addition, the vast majority of our products pass through the United States ports and any slowdown or stoppage relating to labor agreement negotiations may further delay the receipt of inventory or increase costs.

If we are unable to anticipate and respond to consumer preferences and fashion trends and successfully apply new technology, we may not be able to maintain or increase our net sales and earnings.

The footwear industry is subject to rapidly changing consumer shopping preferences and patterns and fashion trends. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to rapid change. New footwear designs that we introduce may not resonate with consumers or our brands may fall out of favor with customers. If we are unable to react appropriately to changes in consumer preferences, our revenues may decrease, brand image may suffer, and we may not be able to execute our growth plans. Further, the value of our brands is based on evolving consumer perceptions, including as a result of shifting ethical, political or social standards, and concerns with respect to product pricing, quality, design, technical performance, components or materials, or customer service could result in negative perceptions and the loss of brand loyalty and value. In addition, as consumers increasingly embrace online and mobile shopping, retailers have been required to lower shipping costs charged to customers, improve shipping speeds and optimize mobile platforms. The trend toward online and mobile shopping has also increased the volume of smaller shipments, including single-pair shipments, from our warehouses. The increased volume of smaller shipments has resulted in higher average distribution costs, including both shipping and processing costs incurred at our distribution centers. In addition, an increase in the volume of e-commerce sales, which have higher return rates than in-store sales, may in turn lead to higher shipping and processing costs. New and emerging technology may enable new approaches or choices for how our customers procure goods and services and pay for those goods and services. We may be unable to quickly adapt to rapid change resulting from artificial intelligence and other machine learning technologies that may result in changes to our supply chain, distribution channels, and point-of-sale capabilities. The success of both our wholesale and retail operations depends largely on our ability to anticipate, understand and react to these changing consumer shopping patterns. If we fail to respond to changes in consumer shopping patterns, demands and fashion trends, develop new products and designs, and implement effective, responsive merchandising and distribution strategies and programs, we could experience lower sales, excess inventories and lower gross margins, any of which could have an adverse effect on our results of operations and financial condition.

Certain branded suppliers are becoming more selective in their distribution channels.  The loss of one or more of our major branded suppliers may adversely impact our business, results of operations, financial condition and cash flows.

Our Famous Footwear segment purchases a substantial portion of its footwear products from major branded suppliers. Products purchased from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 24% of consolidated net sales in 2025. As is common in the industry, we do not have any long-term contracts with our suppliers. In addition, the success of our financial performance is dependent on the ability of our Famous Footwear segment to obtain products from our suppliers on a timely basis and on acceptable terms. While we believe we have positive working relationships with our current suppliers, the loss of any of our major suppliers or product developed exclusively for our Famous Footwear stores could have a material adverse effect on our business, financial condition and results of operations. In addition, negative trends in global economic conditions, including the impact of the wars in Iran, Israel and Eastern Europe and heightened tensions between China and Taiwan, along with unpredictable tariff volatility, may adversely impact our suppliers. If these third parties do not perform their obligations or are unable to provide us with the materials and services we need at prices and terms that are acceptable to us, our ability to meet our consumers’ demand could be adversely affected.

Customer concentration and other trends in customer behavior may lead to a reduction in or loss of sales.

Our wholesale customers include e-commerce retailers, national chains, department stores, independent retailers and mass merchandisers. Several of our customers operate multiple department store divisions. Furthermore, we often sell multiple types of branded, licensed and private-label footwear to these same customers. While we believe purchasing decisions in many cases are made independently by the buyers and merchandisers of each of the customers, a decision by a significant customer to decrease the amount of footwear products purchased from us could have a material adverse effect on our business, financial condition or results of operations. We extend credit to our wholesale customers based on an evaluation of each customer’s financial condition, usually without collateral. Various retailers, including some of our customers, have experienced financial difficulties, including bankruptcy, increasing the risk of extending credit to such retailers. If any of our customers experience a shortage of liquidity, the risk that the customer’s outstanding payables to us not being paid could cause us to assume more credit risk relating to the customer’s accounts payable.

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

We operate in a highly competitive industry, and we face significant pricing pressures from existing and new competitors.

Competition is intense in the footwear industry. There has also been consolidation of competitors in the industry, resulting in certain competitors that are larger and have greater financial, marketing and technological resources than we do. In addition, a move toward vertical integration by our competitors could create additional competitive pressures that may decrease our market share. Other competitors are able to offer footwear on a lateral basis alongside their apparel products, or have successfully branded their trademarks as lifestyle brands, resulting in greater competitive advantages.  Low barriers to entry into this industry further intensify competition by allowing new companies to easily enter the markets in which we compete. Further, the fast fashion, value fashion and off-price retailers have shifted customer expectations of pricing for well-known brands and have contributed to additional promotional and pricing pressures in recent years. Some of our suppliers further compound these competitive pressures by allowing consumers to purchase their products directly through supplier-maintained e-commerce sites and retail stores. The Internet facilitates price transparency and comparison shopping, which increases the level of competition we face and puts competitive pressure on us to keep our prices low.

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

Our quarterly sales and earnings may fluctuate, which may result in volatility in, or a decline in, our stock price.

Our quarterly sales and earnings can vary due to a number of factors, many of which are beyond our control, including the following:

●	Our Famous Footwear retail business is seasonally weighted to the back-to-school season, which primarily falls in our third fiscal quarter. As a result, the success of our back-to-school offering, which is affected by our ability to anticipate consumer demand and fashion trends, could have a disproportionate impact on our full year results. Because of this seasonality, factors negatively affecting us during the third fiscal quarter of any year, including adverse weather or economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year.
●	In our wholesale business, sales of footwear are dependent on orders from our major customers, and they may change delivery schedules, change the mix of products they order or cancel orders without penalty.
●	Our wholesale customers have increasingly shifted toward lower initial orders and more replenishment and drop ship orders, which may result in shifts of sales between quarters.
●	Our estimated annual tax rate is based on projections of our domestic and international operating results for the year, which we review and revise as necessary each quarter.
●	Our earnings are also sensitive to a number of factors that are beyond our control, including manufacturing and transportation costs, changes in product sales mix, geographic sales trends, weather conditions, consumer sentiment and currency exchange rate fluctuations.

As a result of these specific and other general factors, our operating results will vary from quarter to quarter and the results for any particular quarter may not be indicative of results for the full year. Further, we may not be able to accurately predict our quarterly sales.  Any shortfall in sales or earnings from the levels expected by investors could cause a decrease in the trading price of our common stock.

Foreign currency fluctuations may result in higher costs and decreased gross profits.

Although we purchase most of our products from international manufacturers in United States dollars and otherwise may engage in foreign currency hedging transactions from time to time, we may experience cost variations with respect to exchange rate changes. We operate on a global basis, with approximately 7% of our total net sales for the year ended

January 31, 2026 generated from operations outside of the United States. As we continue to expand our international operations, our sales and expenditures transacted in foreign currencies could become increasingly material and be subject to greater foreign currency fluctuations. Currency exchange rate fluctuations may also adversely impact third parties who manufacture the Company’s products by making their purchases of raw materials or other production costs more expensive and more difficult to finance, resulting in higher prices and lower margins for the Company and its distributors.

Perception of the overall retail industry and other macroeconomic conditions may impact our stock price and operations.

The retail industry continues to evolve and undergo structural change. This evolution and structural change have resulted in the bankruptcy and/or reorganization of various other publicly traded retailers, including major customers. Despite our best efforts to differentiate our business model and processes, our stock price has fluctuated as a result of perceptions of the overall retail environment and investor confidence in the retail sector. The volatility in our stock price could be exacerbated by macroeconomic conditions that affect the market generally or our industry in particular.

Volatility in securities markets, interest rates and other economic factors could substantially increase defined benefit pension costs.

The Company currently has obligations under its defined benefit pension plans. The funded status of the pension plans is dependent on many factors, including returns on invested assets and the discount rates used to determine pension obligations. Unfavorable impacts from returns on plan assets, changes in discount rates, changes in plan demographics or revisions in the applicable laws or regulations could materially change the timing and amount of pension funding requirements, which could reduce the cash available for normal operations. Operating performance may be negatively impacted by the amount of expense recorded for our pension plans. In addition, pension expense is calculated using actuarial valuations that incorporate assumptions and estimates about financial market, economic and demographic conditions.  Differences between estimated and actual results give rise to gains and losses that are deferred and amortized as part of future pension expense, which can create volatility that adversely impacts future operating results.

OPERATIONAL RISKS

We rely primarily on international sources of production, which subjects our business to risks associated with international trade.

We rely primarily on international sourcing for our footwear products through third-party manufacturing facilities located outside the United States. As is common in the industry, we do not have any long-term contracts with our third-party international manufacturers. International sourcing is subject to numerous risks, including trade relations, work stoppages, transportation delays (including delays at international and domestic ports) and costs (including customs duties, quotas, tariffs (including retaliatory tariffs), anti-dumping duties, safeguard measures, cargo restrictions or other trade restrictions), domestic and international political instability, foreign currency fluctuations, variable economic conditions, expropriation, nationalization, natural disasters, terrorist acts and military conflict, changes in governmental regulations (including the U.S. Foreign Corrupt Practices Act).  It is also impacted by geo-political events, such as volatility and wars in the Middle East (including the ongoing war involving Iran), the current war in Ukraine and continued tensions between China and Taiwan. Certain of these events may also contribute to increased volatility in global oil prices, which could further increase transportation, manufacturing and other operating costs. Supply chain disruptions and port congestion have in the past delayed receipt of inventory and this could occur again in the future. Delayed inventory receipt could delay deliveries to our wholesale customers, and reduce availability in our stores and e-commerce websites, which could adversely impact our financial results. In addition, the imposition of tariffs or other costs on imported products may result in further increases in product prices, which may in turn continue to adversely impact our gross margins if we are unable to mitigate the impact of the costs.  At the same time, potential changes in manufacturing preferences, including, but not limited to the following, pose additional risk and uncertainty:

●	Manufacturing capacity may shift from footwear to other industries with manufacturing margins that are perceived to be higher.
●	Some footwear manufacturers may face labor shortages as workers seek better wages and working conditions in other industries or locations.

As a result of these risks, there can be no assurance that we will not experience reductions in available production capacity, increases in our product costs, late deliveries or terminations of our supplier relationships. Furthermore, these sourcing risks are compounded by limited diversification in the geographic location of our international sourcing and manufacturing. Approximately 20% of the footwear we sourced in 2025 was from China. With a significant portion of our supply originating in China, a substantial portion of our supply could be at risk in the event of any significant negative development related to relations between United States and China, including additional tariffs imposed on products imported from China. In addition, international expansion in China may be hampered as a result of the adverse economic conditions that China is currently experiencing.

Although we believe we could find alternative manufacturing sources for the products that we currently source from third- party manufacturing facilities in China or other countries, we may not be able to locate alternative manufacturers on terms as favorable as our current terms, including pricing, payment terms, manufacturing capacity, quality standards and lead times for delivery. In addition, there is substantial competition in the footwear industry for quality footwear manufacturers. Accordingly, our future results will partly depend on our ability to maintain positive working relationships with, and offer competitive terms to, our international manufacturers. If supply issues cause us to be unable to provide products consistent with our standards or manufacture our footwear in an efficient and cost-effective manner, our customers may cancel orders, refuse to accept deliveries or demand reductions in purchase prices, any of which could have a material adverse effect on our business and results of operations.

We also sell footwear in East Asia through our joint venture, licensing and franchise partners, and our recent acquisition of Stuart Weitzman, and plan to increase international sales efforts as part of our growth strategy. Our joint venture, licensing and franchise partners may have objectives that are different than our own. In addition, we may be subject to increased legal and reputational risk associated with the joint venture if it fails to adhere to consistent levels of compliance standards as our fully-owned operations.

Transitional challenges with acquisitions and divestitures could result in unexpected expenditures of time and resources.

As part of our business strategy to expand into complementary product categories and markets, we periodically pursue acquisitions of other companies, businesses or brands, such as the acquisition of the Stuart Weitzman business in August 2025.  Such acquisitions involve numerous risks, challenges and uncertainties, including the potential to expose us to risks inherent in a new market or geographic region, loss of significant customers or key personnel of the acquired business, difficulties managing and implementing acquired assets or difficulties managing geographically remote operations. Although we review the financial results and records of acquisition candidates, the review may not reveal all existing or potential problems. As a result, we may not accurately assess the value of the business and may, accordingly, ultimately assume unknown adverse operating conditions and/or unanticipated expenses and liabilities related to the acquisition. Acquisitions may also cause us to incur write-offs of goodwill or intangible assets if the business does not perform as well as expected and substantial amortization expenses associated with other intangible assets. We also face the risk that we will not be able to integrate acquisitions into our existing operations or divest our businesses effectively without substantial expense, delay or other operational or financial problems. Integration may be hindered by, among other things, differing procedures, including internal controls, business practices and technology systems. We may need to allocate more management resources to integration than we planned, which may adversely affect our ability to pursue other profitable activities. We may experience difficulty integrating acquired businesses into our operations and may not achieve anticipated synergies. The acquisition of Stuart Weitzman was funded through our revolving credit agreement and we face the risk that the return on the acquisition will not support the expenditures or indebtedness to acquire the business. We may face similar challenges with any brands or businesses we choose to divest.

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

We routinely possess sensitive consumer and associate information and periodically provide it to third parties for analysis, benefit distribution or compliance purposes. Consumers are also increasingly using mobile devices and applications to shop online and do comparison shopping. Additionally, a significant portion of our Corporate employees are periodically working remotely, which may result in heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. From time to time, we have experienced, and may continue to experience, attacks on our systems or those of our vendors. While we believe we have taken reasonable and appropriate steps to protect sensitive information, hackers and data thieves operate sophisticated, large-scale attacks that could breach our information systems, despite ongoing security measures. In addition, we are required to comply with increasingly complex regulations designed to protect our business and personal data. Any breach of our network security, a third-party’s network security or failure to comply with applicable regulations may result in (a) the loss of valuable business data and/or our consumers’ or associates’ personal information, (b) increased costs associated with implementing additional protections and processes, (c) a disruption of our business and a loss of sales, (d) negative media attention, (e) damage to our consumer and associate relationships and reputation, and (f) fines or lawsuits.

Our operating results depend on preparing accurate sales forecasts and properly managing our inventory levels.

Based on sales forecasts, we place advance orders with manufacturers for certain products before receiving all customer orders to minimize purchasing costs.  We also maintain an inventory of certain products that we anticipate will be in greater demand. At the retail level, we place orders for products many months in advance of our key selling seasons. Adverse economic conditions and rapidly changing consumer preferences can make it difficult for us and our retail customers to accurately forecast product trends in order to match production with demand. If we fail to accurately assess consumer fashion tastes and the impact of economic factors on consumer spending or to effectively differentiate our retail and wholesale offerings, our inventory levels may exceed customer demand, resulting in inventory write-downs, higher carrying costs, lower gross margins or the sale of excess inventory at discounted prices, which could significantly impact our financial results. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require in a timely manner, we may experience inventory shortages. Inventory shortages may delay shipments to customers (and possibly require us to offer discounts or costly expedited shipping), negatively impact retailer and distributor relationships, adversely impact our sales results and diminish brand awareness and loyalty.

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

We currently use several leased distribution centers, which serve as the source of replenishment of inventory for our footwear stores and e-commerce websites operated by our Famous Footwear and Brand Portfolio segments and serve the wholesale operations of our Brand Portfolio segment. Our success depends on our ability to handle the high volume of e-commerce sales and single pair shipments, which requires significant capital to operate with a greater level of sophistication and automation, as well as higher processing and distribution costs. We may be unable to successfully manage, negotiate or renew our distribution center leases, or we may experience complications with respect to our distribution centers, such as substantial damage to, or destruction of, such facilities due to natural disasters. In such an event, our other distribution centers may not be able to support the resulting additional distribution demands and we may be unable to locate alternative persons or entities capable of fulfilling our distribution needs, resulting in an adverse effect on our ability to deliver inventory on a timely basis. The effective operation of our distribution centers may also be impacted by wage inflation, labor shortages and disruptions to the supply chain. Although we believe that our receiving and distribution processes are efficient and well positioned to support our current business and potential expansions, we cannot offer assurances that we have anticipated all of the changing demands that our expanding operations will impose on our receiving and distribution system or that events beyond our control will not result in delays in the delivery of merchandise to our stores, e-commerce consumers or wholesale customers.

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

Our retail business depends on our ability to secure affordable and desirable leased locations.

The success of the retail business within our Famous Footwear and Brand Portfolio segments depends, in part, on our ability to secure affordable, long-term leases in desirable locations for our leased retail footwear stores and to secure renewals of such leases. As consumer shopping preferences have evolved, we continue to focus on opening stores in locations with a greater penetration of high-value consumers. No assurance can be given that we will be able to successfully negotiate lease renewals for existing stores or obtain acceptable terms for new stores in desirable locations. As a result, the number of consumers and financial performance of individual stores may decline and the average sales per square foot at our stores may be reduced. Further, the Company may not be able to renew some leases in the portfolio at the same favorable lease rates during renegotiation. This may result in impairments or lease termination charges that adversely impact our financial results.  Due to the changing retail landscape, we may want to reduce the number of retail store locations but may be unable to successfully exit lease agreements.

Failure to successfully finalize our planned headquarters sale and relocation could result in unexpected expenditures and operational disruptions.

We have completed the sale of a portion of our headquarters campus in Clayton, Missouri and entered into an agreement to sell one remaining portion of the campus, while the other is being actively marketed. Should the sale of either of the remaining parcels not be completed, we may have to carry a portion of the campus property longer than intended and incur unexpected costs, or if comparable sales prices cannot be secured, we may have to recognize a loss on disposal, adversely impacting our financial results.

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

In addition, the increased use of social media by us and our consumer has also increased the risk to our reputation. Negative commentary regarding us or the products we sell may be posted on social media at any time. Consumers value readily available information and may rely on negative commentary without regard to its accuracy. If we are unable to effectively manage social media, our reputation and consumer’s perception of our brands may be negatively impacted.

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

Rewards is a customer loyalty program that drives sales and traffic for the Famous Footwear segment.  Rewards members earn points toward certificates for qualifying purchases. Upon reaching specified point values, members are issued a Rewards certificate, which may be redeemed for purchases at Famous Footwear.  Approximately 77% of our 2025 sales within the Famous Footwear segment were generated by our Rewards members.  If our Rewards members do not continue to shop at Famous Footwear, our sales may be adversely affected.

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

In addition, changes in the tax laws of foreign jurisdictions may arise as a result of the Pillar Two (“Pillar Two”) Global Anti-Base Erosion model rules that were released by the Organization for Economic Cooperation and Development (OECD) in 2021.  The OECD continues to release guidance and many countries are implementing legislation to adopt the rules, which became effective on January 1, 2024.  In January 2026, the OECD announced that the U.S. multinational regime would be considered a side-by-side regime that should prevent U.S. companies from double taxation.  Although we do not anticipate a material change to our tax provision as a result of Pillar Two, there can be no assurance that our effective tax rate or tax payments will not be adversely affected as countries independently amend their tax laws to adopt

Pillar Two. We continue to evaluate the impact of Pillar Two as additional guidance becomes available; however, uncertainty remains regarding the timing and interpretation of the rules by the jurisdictions in which we operate.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted into law.  The OBBB Act includes a broad range of tax reform provisions, including allowing accelerated tax deductions for qualified property and immediate deduction of domestic research and development costs.  The OBBB Act also modifies some of the international tax rules.  We are in the process of evaluating the impact of certain provisions of the OBBB Act on our consolidated financial statements, but the provisions are not expected to have a material impact on the Company’s income tax provision.

Our commitments and shareholder expectations relating to responsible business initiatives may expose us to liabilities, increased costs, reputational harm, and other adverse effects on our business.

We continue to be focused on responsible business initiatives relating to our business, including greenhouse gas emissions, human and civil rights and talent management. New laws and regulations in these areas, including those passed by the State of California, will be required to be adopted, and may be passed by other states or regulatory agencies. The criteria used by regulators and other relevant stakeholders to evaluate our responsible business initiative practices, capabilities, and performance may change rapidly, which in each case could require us to undertake costly initiatives or operational changes. In addition, the requirements may not be uniform across jurisdictions, which may result in increased complexity and cost to become or remain compliant. Further, international expansion into Europe and China resulting from the Stuart Weitzman footprint in those areas present new exposure to responsible business initiative regulations. For example, collection and assurance of responsible business initiative data and developing and acting on such initiatives can be costly, difficult and time consuming and is subject to evolving reporting standards, including climate- and nature-related disclosure requirements and the EU’s disclosure regulations set forth in the Corporate Sustainability Directive (“CSRD”), and similar proposals and laws by other domestic and international regulatory bodies. Non-compliance with these rules or standards or a failure to address regulator, stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, suppliers and commercial partners, failure to retain and attract talent, lower valuation and higher investor activism activities. Managing these considerations and implementing these goals and initiatives involves risks and uncertainties, including increased costs, and often depends on third-party performance or data that is outside our control. We cannot guarantee that we will achieve our announced responsible business initiatives, satisfy all stakeholder expectations, or that the benefits of implementing or achieving these goals and initiatives will not surpass their projected costs. Any failure, or perceived failure, to achieve responsible business initiatives, as well as to manage associated risks, adhere to public statements, comply with federal, state or international laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

The Seventh Amendment to the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), which matures on June 27, 2030, is provided by a syndicate of financial institutions, with each institution agreeing severally (and not jointly) to make revolving credit loans to us in an aggregate amount of up to $700.0 million in accordance with the terms of the Credit Agreement. In addition, the Credit Agreement provides for an increase at the Company’s option by up to $250.0 million. If one or more of the financial institutions participating in the Credit Agreement were to default on its obligation to fund its commitment, the portion of the facility provided by such defaulting financial institution may not be available to us. In addition, as of January 31, 2026, total borrowing availability under the Credit Agreement was $207.7 million. Failure to meet our debt covenants under the Credit Agreement may require the Company to seek waivers or amendments of the debt covenants, alternative or additional sources of financing or reduce expenditures. In addition, borrowings under our Credit Agreement bear interest at varying rates based on either the secured overnight financing rate or the prime rate, plus a spread. As a result, increases in interest rates, such as those we have recently experienced, could require a greater portion of our cash flow to be used to pay interest, which will negatively impact our net income and cash flow from operations.

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

We maintain a comprehensive cybersecurity program designed to protect the confidentiality, integrity, and availability of our data, systems and networks. Our security framework is based on a defense-in-depth strategy, employing multiple layers of security controls to mitigate risks associated with cyber threats. Key components of the Information Security Program include:

●	Network and Endpoint Security: Firewalls, intrusion prevention systems, endpoint detection and response solutions, and monitoring and alerting
●	Access Controls and Authentication: Multi-factor authentication, least-privilege access principles, role-based access controls and privileged identity management
●	Asset Management: Maintain the inventory of hardware, software, and cloud resources; assigns clear ownership and manages assets throughout their lifecycle from acquisition to secure disposal
●	Vulnerability and Patch Management: Continues internal and external vulnerability scanning, patch management with defined service level agreements, and annual penetration testing conducted by a qualified 3rd party
●	Data Protection: Encryption of sensitive data in transit and at rest, data loss prevention tools, data classification and labeling, and secure backup solutions
●	Incident Response: An incident response plan aligned with industry-best practices and a framework for evaluating the materiality of the incident for disclosure and reporting purposes
●	Compliance and Governance: Adherence to regulatory requirements, third-party risk management and routine security audits
●	Security Awareness and Training: Annual employee training, ongoing phishing simulations and a Cybersecurity Ambassador program

We leverage our information sharing relationship with the Federal Bureau of Investigation, Cybersecurity and Infrastructure Agency and local law enforcement, as well as additional threat intelligence information, to continuously assess and enhance our cybersecurity posture to address emerging threats and minimize potential impacts on our operations, customers and stakeholders.

Governance

The Audit Committee of our Board of Directors is responsible for oversight of our cybersecurity program.  In addition, the Technology and Digital Commerce Committee assists the Board of Directors with its oversight responsibilities regarding the role of technology, data, digital commerce and the Company’s ability to understand and connect with its consumers in executing the Company’s strategies, business plans and operational requirements.

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

ITEM 2PROPERTIES

We own a portion of our principal executive, sales and administrative offices located in Clayton (“St. Louis”), Missouri.

Our retail operations, included in both our Famous Footwear and Brand Portfolio segments, are conducted throughout the United States, Canada, East and Southeast Asia and Guam and involve the operation of 1,009 retail stores.  All store locations, excluding our Perth, Ontario outlet center, are leased, with approximately 28% of them having renewal options. The footwear sold through our domestic wholesale business is primarily processed through our leased distribution centers in Chino, California and Lebanon, Tennessee.

The following table summarizes the location and general use of the Company’s primary properties:

Location	Owned/Leased	Segment	Use
Clayton, Missouri (1)	Owned / Leased	Famous Footwear and Brand Portfolio	Principal corporate, executive, sales and administrative offices
St. Louis, Missouri	Leased	Famous Footwear and Brand Portfolio	Office space
United States, Canada, Europe, East Asia and Guam	Leased	Famous Footwear and Brand Portfolio	Retail operations
Chino, California (2)	Leased	Brand Portfolio	Distribution centers
Lebanon, Tennessee (3)	Leased	Famous Footwear and Brand Portfolio	Distribution center
Lebec, California (4)	Leased	Famous Footwear	Distribution center
New York, New York	Leased	Brand Portfolio	Office space and showrooms
Perth, Ontario (5)	Owned	Famous Footwear and Brand Portfolio	Distribution center and outlet center
Novato, California	Leased	Brand Portfolio	Office space
Elda, Spain	Leased	Brand Portfolio	Office space and design space
Milan, Italy	Leased	Brand Portfolio	Office space and showrooms
Dongguan, China	Leased	Brand Portfolio	Office space and sample-making facility
Putian, China	Leased	Brand Portfolio	Office space
Shanghai, China	Leased	Brand Portfolio	Office space
Santiago, Dominican Republic	Leased	Brand Portfolio	Manufacturing facility
Port Washington, Wisconsin	Leased	Brand Portfolio	Land
Port Washington, Wisconsin	Owned	Brand Portfolio	Manufacturing and recrafting facility, office space and warehouse
(1)	The principal corporate headquarters campus consisted of three parcels totaling approximately nine acres. The largest of these parcels was sold in December 2025, and the Company entered into a short-term leaseback agreement for this parcel until the new headquarters space becomes available. The two remaining parcels of the campus are classified as Property and equipment, net on the consolidated balance sheet. The Company has entered into a 16-year lease for office space in Clayton, Missouri, which will serve as its new Corporate headquarters upon lease commencement anticipated in the second quarter of 2026. See Note 10 to the consolidated financial statements for further discussion.
(2)	This campus includes two company-operated distribution centers with approximately 725,000 and 606,000 square feet at each respective location.
(3)	This distribution center is approximately 540,000 square feet.
(4)	This distribution center is approximately 350,000 square feet.
(5)	This distribution center is approximately 150,000 square feet.

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

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the trading symbol “CAL.”  As of January 31, 2026, we had 3,649 shareholders of record.

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchases of common stock during the fourth quarter of 2025:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number	Average Price	as Part of	Yet Be
Fiscal	of Shares	Paid per	Publicly Announced	Purchased Under
Period	Purchased (1)	Share (1)	Program (2)	the Program (2)
November 2, 2025 - November 29, 2025	1,530	$11.65	—	3,666,055

November 30, 2025 - January 3, 2026	—	—	—	3,666,055

January 4, 2026 - January 31, 2026	22,546	13.35	—	3,666,055
Total	24,076	$13.25	—	3,666,055
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock and stock performance awards.
(2)	On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of 7,000,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions. Under the 2022 Program, the Company repurchased 300,000 shares during 2025 and 1,983,324 shares during 2024. As of January 31, 2026, there were 3,666,055 shares authorized to be repurchased under the 2022 Program. Our repurchases of common stock are limited under our debt agreements.

Stock Performance Graph

The following performance graph compares the cumulative total return on our common stock with the cumulative total return of the following indices (i) the S&P© SmallCap 600 Stock Index and (ii) a peer group of companies believed to be engaged in similar business activities. Our peer group consists of Designer Brands, Inc., Genesco, Inc., Shoe Carnival, Inc., Steve Madden, Ltd., Wolverine World Wide, Inc., Skechers, U.S.A., Inc. was removed from our peer group index for all years presented as it is no longer a listed company.

Our fiscal year ends on the Saturday nearest to each January 31.  Accordingly, share prices are as of the last business day in each fiscal year.  The graph assumes that the value of the investment in our common stock and each index was $100 at February 1, 2020.  The graph also assumes that all dividends were reinvested and that investments were held through January 31, 2026.  These indices are included for comparative purposes only and do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the stock involved and are not intended to forecast or be indicative of possible future performance of the common stock.

Comparison of 5 Year Cumulative Total Return*
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
01/30/2021
01/29/2022
01/28/2023
02/03/2024
02/01/2025
01/31/2026
Caleres, Inc.
Peer Group
S&P SmallCap 600

*$100 invested on January 30, 2021 in stock or index, including reinvestment of dividends. Index calculated on daily basis.

	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025	1/31/2026
Caleres, Inc.	$100.00	$154.71	$170.39	$219.04	$126.82	$86.17
Peer Group	100.00	115.79	91.15	87.78	104.92	99.60
S&P© SmallCap 600 Stock Index	100.00	108.32	108.06	112.35	129.96	141.39

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

Famous Footwear

Famous Footwear, which is one of America’s leading family–branded footwear retailers, was founded on a simple idea: that everyone deserves to feel the joy that comes from a new pair of shoes. Our Famous Footwear segment includes 821 Famous Footwear stores, famousfootwear.com and famousfootwear.ca in Canada.  This North American footprint of mostly off-mall store locations is convenient for Famous Footwear’s target consumer, the millennial family.  We seek to meet the needs of that millennial family and others by providing an assortment of trend-right, brand-name fashion, casual and athletic footwear at a great price.

During 2025, we continued to execute on our three-pronged strategy, which concentrates on merchandising, marketing and consumer experience.  We remained focused on increasing the opportunity between Famous Footwear and the brands within our Brand Portfolio segment, such as Dr. Scholl’s Shoes, LifeStride, Naturalizer and Blowfish Malibu, among others.  Vertical integration provides Famous Footwear with greater access to fashion products from brands that resonate with its consumer, as well as greater ability to be flexible with trends and offer better profit potential.  We also have focused on offering the consumer a balanced assortment of fashion and athletic styles from well-known brands.  We continued to tightly manage our inventory levels in 2025, optimizing SKU counts and amplifying key product trends and items to drive sales volume.  We believe our kids category is a key competitive differentiator.  With the millennial mom as our target consumer, we believe her primary purchase motivation is her kids and will prioritize these purchases, even with macroeconomic pressures.  As a result, we continue to make the kids business a critical component of how our associates connect with our consumers, including ensuring every child finds the perfect style and fit.

We are leaning into our best brands from an inventory, marketing and store presence perspective.  In addition, we continue to invest in enhancing our in-store shopping experience to deliver a more engaging and inspiring experience across the omnichannel.  Our FLAIR (Famous Localized and Immersive Retail) store concept has been successful at driving sales growth and we plan to continue to transform stores to this enhanced consumer shopping experience in 2026.  The FLAIR store concept highlights our leading assortment of trending brands and elevates those brands in an energetic and exciting manner.

Brand Portfolio

Our Brand Portfolio segment is consumer-focused and we believe our success is dependent upon our ability to strengthen consumers’ preference for our brands by offering compelling style, quality, differentiated brand promises and innovative marketing campaigns.  The segment is comprised of the Sam Edelman, Vionic, Naturalizer, Allen Edmonds, Dr. Scholl’s Shoes, Stuart Weitzman, LifeStride, Franco Sarto, Rykä,  Blowfish Malibu, Vince, and Veronica Beard brands.  Through these brands, we offer our customers a diversified selection of footwear, each designed and targeted to a specific consumer segment within the marketplace.  We are able to showcase many of our brands in our retail stores and online, leveraging our wholesale and retail platforms, sharing consumer insights across our businesses and testing new and innovative products.  Our Brand Portfolio segment operates 85 retail stores in North America for our Allen Edmonds, Sam Edelman and Stuart Weitzman brands.  This segment also includes our e-commerce businesses that sell our branded footwear direct to consumers.  We also operate a joint venture, which expands our international presence by distributing our Sam Edelman and Naturalizer brands through e-commerce sites, 53 retail stores in East Asia with further distribution through 148 branded stores owned and operated by third parties through franchise agreements. The Brand Portfolio segment also includes 50 Stuart Weitzman retail store locations in East Asia.

Known Trends Impacting Our Business

Macroeconomic Environment

Macroeconomic factors continued to impact consumer discretionary spending and our financial results during 2025. Throughout the year, we experienced less consumer traffic in our Famous Footwear retail stores, resulting in lower net sales; however, this decline was offset by higher net sales in our Brand Portfolio segment driven by our acquisition of Stuart Weitzman in August 2025. Tariff volatility and the lack of clarity surrounding future trade policy developments also heightened uncertainty in the global economy. We source a majority of our products internationally. Following the executive orders on tariffs in early 2025, we acted quickly to adjust our country sourcing mix and took other actions to mitigate the tariff impact, such as negotiating price concessions with our factories and selectively raising prices. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). The availability of refunds related to such tariffs, as well as the potential impact of additional tariff actions, remain uncertain. Despite these actions, we continued to be subject to tariffs ranging from 19% to 50% and price increases from our vendors. While we believe that the structural changes we have implemented in the last few years, as well as our diversified model and operational discipline, enable the Company to drive value in a variety of market conditions, changes in macro-level spending trends, geopolitical conflicts and uncertainties and the impact of trade policy decisions may continue to adversely impact our financial results in the future. In the near-term, we are focused on the areas within our control, including optimizing our sourcing strategy. We believe our focus on cost control and our commitment to execute our clearly defined strategic initiatives have positioned us for sustainable, long-term growth.

Liquidity

Our liquidity position remains strong, with $29.8 million in cash and cash equivalents and excess availability on our revolving credit agreement of $207.7 million as of January 31, 2026. During 2025, borrowings on our revolving credit agreement increased by $77.0 million to $296.5 million, primarily driven by the acquisition of Stuart Weitzman on August 4, 2025.  During 2026, we will continue to evaluate our capital allocation priorities in light of business performance and market conditions.

Financial Highlights

The following is a summary of the financial highlights for 2025 and 2024:

($ millions, except per share amounts)	2025	2024	Change (1)
Consolidated net sales	$2,757.9	$2,722.7	$35.2	1.3%
Famous Footwear segment net sales	$1,500.1	$1,556.5	($56.4)	(3.6)%
Famous Footwear comparable sales % change	(2.3)%	(1.3)%	n/m	n/m
Brand Portfolio segment net sales	$1,316.0	$1,226.0	$90.0	7.3%
Gross profit	$1,184.8	$1,222.0	($37.2)	(3.0)%
Gross margin	43.0%	44.9%	n/m	n/m
Operating earnings	$6.4	$149.9	($143.5)	(95.8)%
Diluted (loss) earnings per share	($0.21)	$3.09	($3.30)	(106.8)%
(1)	n/m – not meaningful

The following items should be considered in evaluating the comparability of our 2025 and 2024 results:

●	Acquisition of Stuart Weitzman – As further discussed in Note 3 to the consolidated financial statements, on August 4, 2025, the Company completed its acquisition of the Stuart Weitzman business for $108.9 million, which was funded with borrowings under our revolving credit agreement. Stuart Weitzman contributed $102.2 million in net sales during the period from acquisition through January 31, 2026. In aggregate, we incurred costs of $27.6 million ($20.5 million on an after-tax basis, or $0.62 per diluted share) during 2025. These charges included $15.4 million of incremental cost of goods sold for the fair value step-up adjustment on the acquired Stuart Weitzman inventory and $12.2 million in acquisition and integration costs, which are presented in restructuring and other special charges on the consolidated statement of earnings. Refer to Note 5 to the consolidated financial statements for further discussion of these costs.
●	Expense reduction initiatives – During 2025, the Company incurred $9.6 million ($7.1 million on an after-tax basis, or $0.22 per diluted share) in connection with expense reduction initiatives announced in the second quarter of 2025. These charges primarily related to severance and other associated costs. Refer to Note 5 to the consolidated financial statements for further discussion of these costs.
●	Sale of corporate headquarters – On December 19, 2025, the Company completed the sale of the largest of the three parcels comprising its corporate headquarters in Clayton, Missouri. The Company recognized a gain of $2.6 million ($1.9 million on an after-tax basis, or $0.06 per diluted share). Refer to Note 5 to the consolidated financial statements for further discussion of these costs.
●	Organizational changes – During 2025, we incurred costs of $2.0 million ($1.5 million on an after-tax-basis, or $0.04 per diluted share) related to a CFO transition at our corporate headquarters, with no corresponding costs during 2024. Refer to Note 5 to the consolidated financial statements for further discussion.

●	Restructuring costs - During 2024, we incurred costs of $9.9 million ($7.3 million on an after-tax basis, or $0.21 per diluted share) for restructuring. The costs were primarily for the exit of our Naturalizer domestic retail store operations, severance and pension settlement costs associated with the acceptance of a lump sum buyout offer for the domestic pension plan. Of the $7.2 million in charges presented in restructuring and other special charges on the consolidated statements of earnings in 2024, $6.4 million is reflected in the Brand Portfolio segment, $0.6 million is reflected in the Famous Footwear segment and $0.2 million is reflected within the Eliminations and Other category. The remaining $2.7 million of restructuring costs related to the pension settlement are presented in other (expense) income, net, and reflected in the Eliminations and Other category. Refer to Note 5 to the consolidated financial statements for further discussion of these costs.

Financial Outlook

While 2025 was a challenging year marked by the impact of tariffs and a highly volatile retail environment, we made progress executing our strategic growth initiatives. We expect 2026 to be a build-back year as we begin to restore earnings power through initiatives that are already in place.  Although the current geopolitical environment presents ongoing uncertainty, we remain focused on disciplined execution to improve financial performance and drive long-term value for our shareholders.

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

Comparison of Financial Results

The following sections discuss the consolidated and segment results of our operations for the year ended January 31, 2026 compared to the year ended February 1, 2025.  For a discussion of the results for the year ended February 1, 2025 compared to the year ended February 03, 2024, refer to Part II, Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended February 1, 2025.

CONSOLIDATED RESULTS

	2025		2024		2023

		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$2,757.9	100.0%	$2,722.7	100.0%	$2,817.3	100.0%
Cost of goods sold	1,573.1	57.0%	1,500.7	55.1%	1,554.3	55.2%
Gross profit	1,184.8	43.0%	1,222.0	44.9%	1,263.0	44.8%
Selling and administrative expenses	1,157.5	42.0%	1,065.0	39.1%	1,062.4	37.7%
Restructuring and other special charges, net	20.9	0.8%	7.1	0.3%	6.1	0.2%
Operating earnings	6.4	0.2%	149.9	5.5%	194.5	6.9%
Interest expense, net	(18.5)	(0.7)%	(14.0)	(0.5)%	(19.4)	(0.7)%
Other (expense) income, net	(0.1)	(0.0)%	(0.7)	0.0%	6.2	0.2%
(Loss) earnings before income taxes	(12.2)	(0.5)%	135.2	5.0%	181.3	6.4%
Income tax benefit (provision)	2.3	0.1%	(29.1)	(1.1)%	(9.5)	(0.3)%
Net (loss) earnings	(9.9)	(0.4)%	106.1	3.9%	171.8	6.1%
Net (loss) earnings attributable to noncontrolling interests	(3.2)	(0.2)%	(1.2)	0.0%	0.4	0.0%
Net (loss) earnings attributable to Caleres, Inc.	$(6.7)	(0.2)%	$107.3	3.9%	$171.4	6.1%

Net Sales

Net sales increased $35.2 million, or 1.3%, to $2,757.9 million in 2025, compared to $2,722.7 million last year. Net sales for our Brand Portfolio segment increased $90.0 million, or 7.3%, compared to 2024. The increase in Brand Portfolio net sales reflects the impact of the Stuart Weitzman acquisition on August 4, 2025, which contributed $102.2 million of net sales. Net sales for our Famous Footwear segment decreased $56.4 million, or 3.6%, compared to 2024 net sales reflecting less traffic. On a consolidated basis, our direct-to-consumer sales represented approximately 73% of total net sales in 2025 compared to 72% last year.

Gross Profit

Gross profit decreased $37.2 million, or 3.0%, to $1,184.8 million in 2025, compared to $1,222.0 million in 2024, primarily driven by lower net sales at our Famous Footwear segment.  As a percentage of net sales, our gross profit rate decreased to 43.0% in 2025, compared to 44.9% in 2024, primarily driven by lower merchandise margins associated with the impact of tariffs, higher inventory markdowns, higher sales of lower margin product and incremental cost of goods sold of $15.4 million for the Stuart Weitzman fair value inventory step-up adjustment required for purchase accounting.

We classify warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses. Accordingly, our gross profit and selling and administrative expenses, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $92.5 million, or 8.7%, to $1,157.5 million in 2025, compared to $1,065.0 million last year. The increase was primarily due to expenses associated with our acquired Stuart Weitzman brand. We also experienced higher expenses associated with growth in our international business, higher facility costs, reflecting higher depreciation associated with the investment in Famous Footwear store renovations, including the FLAIR concept and higher store rent expense as leases are renewed. As a percentage of net sales, selling and administrative expenses increased to 42.0% in 2025, from 39.1% in 2024.

Restructuring and Other Special Charges, Net

During 2025, we incurred restructuring costs of $20.9 million ($15.8 million on an after-tax basis, or $0.47 per diluted share).  The costs were primarily for legal, information technology and other related costs due to the acquisition and integration of Stuart Weitzman, which closed on August 4, 2025, and severance and other related costs with our expense reduction initiatives and a CFO transition.  These costs were partially offset by a gain on the sale of a portion of our corporate headquarters in the fourth quarter of 2025.  During 2024, we incurred restructuring and other special charges of $7.1 million ($5.3 million on an after-tax basis, or $0.15 per diluted share) associated with our expense reduction initiatives.  Refer to further discussion of these charges in the Financial Highlights section above and Note 5 to the consolidated financial statements.

Operating Earnings

Operating earnings decreased $143.5 million to $6.4 million in 2025, compared to $149.9 million last year, reflecting the factors described above.  As a percentage of net sales, operating earnings were 0.3% in 2025, compared to 5.5% in 2024.

Interest Expense, Net

Interest expense, net increased $4.5 million, or 32.1%, to $18.5 million in 2025, compared to $14.0 million in 2024, reflecting higher average borrowings on our revolving credit facility. As discussed above, we used the revolving credit facility to fund the acquisition of Stuart Weitzman that closed on August 4, 2025. Refer to Note 12 to the consolidated financial statements for additional information related to our borrowings.

Other (Expense) Income, Net

Other expense was $0.1 million in 2025, compared to $0.7 million in 2024.  During the fourth quarter of 2025, we incurred a Supplemental Executive Retirement Plan settlement charge of $0.9 million.  During the fourth quarter of 2024, we incurred a pension settlement charge of $2.7 million associated with a lump sum buyout for certain participants in the domestic pension plan.  During 2025, we also had a lower expected return on assets.  Refer to Note 6 to the consolidated financial statements for additional information related to our retirement plans. The net pension income in 2025 and 2024 was offset by non-operating expenses associated with logistics services provided to a third party.

Income Tax Benefit (Provision)

Our consolidated effective tax rate was 19.2% in 2025, compared to 21.5% in 2024.  During 2025, discrete tax items affected our effective tax rate, including $5.0 million of expense from valuation allowances, offset by tax benefits of $3.0 million attributable to the Macau foreign tax rate differential and $2.5 million related to the remaining transition tax on the mandatory deemed repatriation of cumulative foreign earnings.  During 2024, our effective tax rate was impacted by discrete tax benefits of $1.1 million related to share-based compensation.

In 2021, the OECD released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation.  The OECD continues to release guidance and countries are implementing legislation to adopt the rules, which became effective on January 1, 2024. In January 2026, the OECD announced that the U.S. multinational regime would be considered a side-by-side regime that should prevent U.S. companies from double taxation. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our tax provision or effective tax rate.

Refer to Note 7 to the consolidated financial statements for additional information regarding income taxes.

Net (Loss) Earnings Attributable to Caleres, Inc.

Consolidated net losses attributable to Caleres, Inc. were $6.7 million in 2025, compared to net earnings of $107.3 million in 2024, reflecting the factors described above.

Geographic Results

We have both domestic and international operations.  Domestic operations include the operation of our Famous Footwear and other branded retail footwear stores, the wholesale distribution of footwear to numerous retail consumers and the operation of our domestic e-commerce websites.  International operations primarily consist of wholesale operations in East Asia, Canada and Europe, retail operations in Canada and East and Southeast Asia and the operation of our international e-commerce websites.  In addition, we license certain of our trade names to third parties who distribute and/or operate retail locations internationally.  The operations in East Asia include first-cost transactions, where footwear is sold at international ports to customers who then import the footwear into the United States and other countries.  The breakdown of domestic and international net sales and earnings before income taxes is as follows:

	2025		2024		2023

		(Loss)
		Earnings Before		Earnings Before		Earnings Before
($ millions)	Net Sales	Income Taxes	Net Sales	Income Taxes	Net Sales	Income Taxes
Domestic	$2,515.7	$(39.3)	$2,532.7	$84.8	$2,624.5	$132.5
International	242.2	27.1	190.0	50.4	192.8	48.8
	$2,757.9	$(12.2)	$2,722.7	$135.2	$2,817.3	$181.3

As a percentage of sales, the pre-tax profitability on international sales is higher than on domestic sales because of a lower cost structure and the inclusion of the unallocated corporate administrative and other costs within domestic earnings.

FAMOUS FOOTWEAR

	2025		2024		2023

		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales
Net sales	$1,500.1	100.0%	$1,556.5	100.0%	$1,609.4	100.0%
Cost of goods sold	852.1	56.8%	869.9	55.9%	889.9	55.3%
Gross profit	648.0	43.2%	686.6	44.1%	719.5	44.7%
Selling and administrative expenses	600.5	40.0%	598.9	38.5%	594.3	36.9%
Restructuring and other special charges, net	0.3	0.0%	0.6	0.0%	1.4	0.1%
Operating earnings	$47.2	3.2%	$87.1	5.6%	$123.8	7.7%

Key Metrics
Comparable sales % change	(2.3)%		(1.3)%		(6.3)%
Comparable sales $ change	$(34.2)		$(20.5)		$(106.4)
Sales change from 53rd week	$—		$(18.2)		$18.2
Sales change from new and closed stores, net	$(21.9)		$(13.5)		$(6.3)
Impact of changes in Canadian exchange rate on sales	$(0.3)		$(0.7)		$(1.2)

Sales per square foot, excluding e-commerce (trailing twelve months)	$229		$238		$246
Square footage (thousand sq. ft.)	5,411		5,566		5,661

Stores opened	11		15		9
Stores closed	36		29		22
Ending stores	821		846		860

Net Sales

Net sales decreased $56.4 million, or 3.6%, to $1,500.1 million in 2025, compared to $1,556.5 million last year, reflecting soft consumer demand. Comparable sales decreased 2.3% in 2025 but improved each quarter throughout the year. While we experienced a decline in consumer traffic in our retail stores, our e-commerce business grew in 2025. We also experienced higher penetration of the e-commerce channel, with growth from 14% of net sales last year to 16% of net sales in 2025. We remain focused on maximizing the vertical integration opportunity between the Brand Portfolio and Famous Footwear segments, with Dr. Scholl’s Shoes, LifeStride, Naturalizer and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands in 2025. In the second quarter of 2025, we launched the Jordan brand, both online and in our retail stores.  The brand quickly rose to one of Famous Footwear’s top brands and was in the top 10 best-selling brands for the remainder of the year.

During 2025, we closed 25 stores on a net basis as we continued to focus on optimizing our store base.  During 2025, we continued to enhance the consumer experience by converting 22 stores to the FLAIR (Famous Localized and Immersive Retail) concept.  These stores continue to outperform our traditionally designed retail stores. In addition, we opened one new store with the FLAIR concept in 2025. We ended the year with a total of 57 FLAIR stores and anticipate investing in more store conversions in 2026.

Sales to members of our customer loyalty program, Famously You Rewards ("Rewards"), continue to account for a majority of the segment’s sales, with approximately 77% of net sales to loyalty program members in 2025, compared to 75% in 2024.

Gross Profit

Gross profit decreased $38.6 million, or 5.6%, to $648.0 million in 2025, compared to $686.6 million last year, primarily driven by lower net sales.  As a percentage of net sales, our gross profit rate decreased to 43.2% in 2025, compared to 44.1% in 2024 driven by higher levels of promotional activity and clearance sales.

Selling and Administrative Expenses

Selling and administrative expenses increased $1.6 million, or 0.3%, to $600.5 million during 2025, compared to $598.9 million last year.  The increase primarily reflects higher facilities costs, including depreciation expense associated with the investment Famous Footwear store renovations, including the FLAIR store concept, and higher salary and benefits expenses, partially offset by lower share-based compensation expense and lower warehouse and distribution costs.  As a percentage of net sales, selling and administrative expenses increased to 40.0% in 2025 from 38.5% last year, reflecting the deleveraging of expenses on lower net sales.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.3 million were incurred for severance costs associated with our expense reduction initiatives during 2025.  Restructuring and other special charges of $0.6 million were incurred in 2024 for severance costs.  Refer to Note 5 to the consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased $39.9 million to $47.2 million for 2025, compared to $87.1 million last year, primarily reflecting lower net sales and gross profit, as described above.  As a percentage of net sales, operating earnings were 3.2% for 2025, compared to 5.6% last year.

BRAND PORTFOLIO

	2025		2024		2023

		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$1,316.0	100.0%	$1,226.0	100.0%	$1,270.9	100.0%
Cost of goods sold	778.8	59.2%	689.7	56.3%	724.9	57.0%
Gross profit	$537.2	40.8%	$536.3	43.7%	$546.0	43.0%
Selling and administrative expenses	498.4	37.9%	407.9	33.2%	397.9	31.4%
Restructuring and other special charges, net	6.5	0.5%	6.3	0.5%	2.6	0.2%
Operating earnings	$32.3	2.4%	$122.1	10.0%	$145.5	11.4%

Key Metrics
Direct-to-consumer (% of net sales) (1)	39%		34%		34%
Change in wholesale net sales ($)	$(26.4)		$(43.8)		$(67.6)
Change in retail net sales ($)	$14.2		$5.7		$8.9
Sales change from acquired Stuart Weitzman business	$102.2
Sales change from 53rd week	$—		$(6.8)		$6.8
Unfilled order position at end of period	$332.2		$260.2		$234.5

Company-Operated Stores:
North America
Stores opened (2)	31		4		4
Stores closed	6		6		5
Ending stores - North America	85		60		62
East and Southeast Asia
Ending stores - East Asia (2)	103		54		36
Total Company-Operated Stores	188		114		98

International franchise locations	148		120		107
Total	336		234		205
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites, and sales through our customers’ websites that we fulfill on a drop-ship basis.
(2)	Includes 25 North America and 53 East Asia retail stores acquired from Stuart Weitzman.

Net Sales

Net sales increased $90.0 million, or 7.3%, to $1,316.0 million in 2025, compared to $1,226.0 million last year. The increase primarily reflects the acquisition of Stuart Weitzman on August 4, 2025, which contributed net sales of $102.2 million during 2025. During the year we saw strong growth in our company-owned e-commerce and international business.

At the end of 2025, we operated 85 stores in North America, which included 25 stores acquired as part of the Stuart Weitzman acquisition. During the year, we closed six stores and opened six new locations within the region. In East and Southeast Asia, we operated 103 stores at the end of 2025, including 50 stores acquired from Stuart Weitzman, at the end of 2025. The acquisition of Stuart Weitzman represents the Company’s continued commitment to expand its presence in East Asia. During the year, we closed 22 stores and opened 17 new stores in East and Southeast Asia. There were also 148 international branded stores owned and operated by third parties through franchise agreements at the end of 2025, compared to 120 international branded stores at the end of 2024.

The unfilled order position for our wholesale business increased $72.0 million to $332.2 million at the end of 2025, compared to $260.2 million at the end of last year.

Gross Profit

Gross profit increased $0.9 million, or 0.2%, to $537.2 million in 2025, compared to $536.3 million last year.  As a percentage of sales, our gross profit rate decreased to 40.8% in 2025, compared to 43.7% last year. The decrease was driven by $15.4 million of incremental cost of goods sold related to purchase accounting inventory adjustments for Stuart Weitzman, the impact of tariffs and higher inventory markdowns.

Selling and Administrative Expenses

Selling and administrative expenses increased $90.5 million, or 22.2%, to $498.4 during 2025, compared to $407.9 million last year.  The increase primarily reflects expenses associated with the Stuart Weitzman business that we acquired in August 2025, growth in our international business and a higher provision for expected credit losses, partially offset by lower salaries and benefits expenses.  As a percentage of net sales, selling and administrative expenses increased to 37.9% in 2025 from 33.2% last year.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $6.5 million were incurred during 2025.  The costs were primarily associated with the integration and  acquisition of Stuart Weitzman and expense reduction initiatives.  Restructuring and other special charges of $6.3 million were recorded during 2024 for expenses associated with the exit of the Naturalizer retail store operations and severance. Refer to Note 5 to the consolidated financial statements for additional information related to these charges.

Operating Earnings

Operating earnings decreased $89.8 million to $32.3 million in 2025, compared to $122.1 million last year, as a result of the factors described above. As a percentage of net sales, operating earnings were 2.4% in 2025, compared to 10.0% last year.

ELIMINATIONS AND OTHER

	2025		2024		2023

		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales
Net sales	$(58.2)	100.0%	$(59.7)	100.0%	$(63.0)	100.0%
Cost of goods sold	(57.8)	99.3%	(58.8)	98.5%	(60.4)	95.9%
Gross profit	$(0.4)	0.7%	$(0.9)	1.5%	$(2.6)	4.1%
Selling and administrative expenses	58.6	(100.7)%	58.2	(97.7)%	70.1	(111.4)%
Restructuring and other special charges, net	14.1	(24.2)%	0.2	(0.1)%	2.1	(3.4)%
Operating loss	$(73.1)	125.6%	$(59.3)	99.3%	$(74.8)	118.9%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $58.2 million for 2025 is $1.5 million, or 2.6%, lower than in 2024, reflecting a decrease in product sold from our Brand Portfolio segment to Famous Footwear.

Selling and administrative expenses increased $0.4 million, or 0.7%, to $58.6 million in 2025, compared to $58.2 million last year. The increase primarily reflects higher salaries and benefits expense and depreciation associated with the implementation of our cloud-based ERP platform in 2024. These higher costs were partially offset by lower expense associated with our cash and share-based incentive compensation plans.

Restructuring and other special charges of $14.1 million in 2025 were for legal, information technology and other integration-related costs associated with the acquisition of Stuart Weitzman that closed on August 4, 2025 as well as severance and other costs associated with our expense reduction initiatives. We also incurred costs related to a CFO transition at the corporate headquarters.  Restructuring and other special charges of $0.2 million in 2024 were associated with severance.  Refer to Note 5 to the consolidated financial statements for additional information related to these charges.

RESTRUCTURING AND OTHER INITIATIVES

Refer to the Financial Highlights section above and Note 5 to the consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Our borrowings under the revolving credit agreement increased $77.0 million to $296.5 million at the end of 2025, compared to $219.5 million at the end of last year.  We used our revolving credit facility to complete the Stuart Weitzman acquisition of $108.9 million on August 4, 2025. This increase was partially offset by cash generated from our operations in 2025.  Net interest expense in 2025 was $18.5 million, compared to $14.0 million in 2024.  The increase in net interest expense in 2025 reflects higher average borrowings and a lower weighted-average interest rate on our revolving credit facility.

Credit Agreement

As further discussed in Note 12 to the consolidated financial statements, the Company maintains a revolving credit facility (the “Credit Agreement”) for working capital needs and strategic initiatives. The Credit Agreement, which provides borrowing availability of up to $700.0 million, subject to borrowing base restrictions, that may be further increased by up to $250.0 million, matures on June 27, 2030.  Interest on the borrowings is at variable rates based on the secured overnight financing rate (“SOFR”),  or the prime rate (as defined in the Credit Agreement), plus a spread.

At January 31, 2026, we had $296.5 million of borrowings and $8.6 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $207.7 million at January 31, 2026.  We were in compliance with all covenants and restrictions under the Credit Agreement as of January 31, 2026.

Working Capital and Cash Flow

	January 31, 2026	February 1, 2025
Working capital ($ millions) (1)	$17.2	$78.6
Current ratio (2)	1.02:1	1.10:1
Debt-to-capital ratio (3)	32.7%	26.6%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	Debt-to-capital has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at January 31, 2026 was $17.2 million, which was $61.4 million lower than at February 1, 2025.  The decrease in working capital from 2024 primarily reflects higher borrowing under our revolving credit agreement and an increase in other accrued expenses, partially offset by a decrease in trade accounts payable, an increase in inventories and an increase in prepaid expenses and other current assets as of January 31, 2026. Our current ratio was 1.02 to 1 at January 31, 2026, compared to 1.10 to 1 at February 1, 2025.  Our debt-to-capital ratio was 32.7% as of January 31, 2026, compared to 26.6% at February 1, 2025, primarily reflecting higher borrowings under our revolving credit agreement as a result of the Stuart Weitzman acquisition in August 2025.

			(Decrease) Increase
			in Cash and
($ millions)	2025	2024	in Cash Equivalents
Net cash provided by operating activities	$103.1	$104.6	$(1.5)
Net cash used for investing activities	(161.5)	(51.7)	(109.8)
Net cash provided by (used for) financing activities	58.4	(44.5)	102.9
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)	0.2
Increase (decrease) in cash and cash equivalents	$0.1	$8.3	$(8.2)

Cash provided by operating activities was $1.5 million lower in 2025 than last year, reflecting the following factors:

●	A loss in 2025 compared to earnings last year;
●	A larger decrease in trade accounts payable in 2025 compared to last year; and
●	A decrease in deferred income taxes in 2025, compared to an increase last year; partially offset by

●	An increase in inventories, compared to a decrease last year; and
●	A decrease in receivables in 2025, compared to an increase last year.

Cash used for investing activities was $109.8 million higher in 2025 than last year, reflecting the acquisition of Stuart Weitzman in August 2025 and higher capital expenditures, due in part to the Famous Footwear store remodels to the FLAIR concept.  We had 57 FLAIR stores as of January 31, 2026 and expect to invest in more remodels in 2026.

Cash used for financing activities was $102.9 million higher in 2025 than last year, primarily due to net borrowings on our revolving credit agreement of $77.0 million in 2025, compared to net borrowings on our revolving credit agreement of $37.5 million in 2024.  This increase was partially offset by a $60.0 million decrease in repurchases of common stock under our share repurchase programs during 2025.

We paid dividends of $0.28 per share in each of 2025, 2024 and 2023.  On March 12, 2026 the Board of Directors declared a quarterly dividend of $0.07 per share, payable on April 10, 2026, to shareholders of record on March 26, 2026.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.

As of January 31, 2026, we had various contractual or other obligations, including the following:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
($ millions)	Total	1 Year	Years	Years	5 Years
Borrowings under Credit Agreement (1)	$296.5	$296.5	$—	$—	$—
Operating lease commitments, including imputed interest (2)	693.5	192.0	238.9	127.0	135.6
Purchase obligations (3)	597.5	578.1	14.8	1.5	3.1
Other (4)	9.4	2.4	1.9	1.8	3.3
Total	$1,596.9	$1,069.0	$255.6	$130.3	$142.0
(1)	Refer to further discussion in Note 12 to the consolidated financial statements.
(2)	The majority of our retail operating leases contain provisions that allow us to modify amounts payable under the lease or terminate the lease in certain circumstances, such as experiencing actual sales volume below a defined threshold and/or co-tenancy provisions associated with the facility. The contractual obligations presented in the table above reflect the minimum rent obligations, irrespective of our ability to reduce or terminate rental payments in the future. Refer to Note 13 to the consolidated financial statements.
(3)	Purchase obligations include agreements to purchase assets, goods or services that specify all significant terms, including quantity and price provision.
(4)	Includes obligations of our supplemental executive retirement plan and other postretirement benefits, as discussed in Note 6 to the consolidated financial statements.

We believe our operating cash flows are sufficient to meet our material cash requirements for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Certain accounting issues require management estimates and judgments for the preparation of financial statements.  Our most significant policies requiring the use of estimates and judgments are described below.

Inventories

Inventories are one of our most significant assets, representing approximately 31% of total assets at the end of 2025.  We value our inventories at the lower of cost or market for approximately 84% of our consolidated inventories, which represents the divisions using the LIFO cost method. For the remaining portion, our inventories are valued at the lower of cost or net realizable value. For inventory valued at LIFO, we regularly review the inventory for excess, obsolete or impaired inventory and write it down to the lower of cost or market. We apply judgment in determining the market value of inventory, which requires an estimate of net realizable value, including current and expected selling prices, costs to sell and normal gross profit rates. The method used to determine market value varies by business division, based on the unique operating models. At our Famous Footwear segment and certain operations within our Brand Portfolio segment, market value is determined based on net realizable value less an estimate of expected costs to be incurred to sell the product.  Accordingly, we record markdowns when it becomes evident that inventory items will be sold at prices below cost.  As a result, gross profit rates at our Famous Footwear segment and, to a lesser extent, our Brand Portfolio segment are lower than the initial markup during periods when permanent price reductions are taken to clear product.  For the majority of our Brand Portfolio segment, we determine market value based upon the net realizable value of inventory less a normal gross profit rate.  We believe these policies reflect the difference in operating models between our Famous Footwear segment and our Brand Portfolio segment.  Famous Footwear periodically runs promotional events to drive sales to clear seasonal inventories.  The Brand Portfolio segment generally relies on permanent price reductions to clear slower-moving inventory.

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

Income Tax Valuation Allowances

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities.  Valuation allowances are established if we believe that it is more-likely-than-not that some or all of our deferred tax assets will not be realized.  The evaluation of the realizability of deferred tax assets requires significant assumptions, estimates and judgment by management, including estimates of future taxable income by jurisdiction.  Such estimates are subject to inherent uncertainties and subjectivity.  As of January 31, 2026, we have valuation allowances totaling $8.7 million, reflecting the uncertainty regarding the utilization of net operating loss carryforwards.

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

INTEREST RATES

Our financing arrangements as of January 31, 2026 include outstanding variable-rate debt under the Credit Agreement.  Changes in interest rates impact fixed and variable rate debt differently.  For fixed-rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable-rate debt will impact interest expense and cash flows.  Refer to Note 12 to the consolidated financial statements for further discussion of our Credit Agreement.

Information appearing under the caption Fair Value Measurements in Note 14 to the consolidated financial statements is incorporated herein by reference.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management’s assessment of the effectiveness of our internal control over financial reporting did not include the internal controls of Stuart Weitzman, which was acquired in August 2025, as further discussed in Note 3 to the consolidated financial statements. Stuart Weitzman is included in the Company’s 2025 consolidated financial statements. Stuart Weitzman constituted 9.4% of consolidated total assets as of January 31, 2026; and 3.7% and 4.1% of consolidated net sales and gross profit, respectively, for the fiscal year ended January 31, 2026. Based on our evaluation, our principal executive officer and principal financial officer have concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026. The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Caleres, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Caleres, Inc.’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Caleres, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Stuart Weitzman, which is included in the 2025 consolidated financial statements of the Company and constituted 9.4% of consolidated total assets as of January 31, 2026; and 3.7% and 4.1% of consolidated net sales and gross profit, respectively, for the fiscal year ended January 31, 2026. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Stuart Weitzman.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2026 and February 1, 2025, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated April 2, 2026 expressed an unqualified opinion thereon.

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

April 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Caleres, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Caleres, Inc. (the Company) as of January 31, 2026 and February 1, 2025, the related consolidated statements of earnings, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended January 31, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at  January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated April 2, 2026 expressed an unqualified opinion thereon.

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

Inventory Markdown Reserves
Description of the Matter

As described in Note 1 and Note 9, the Company had inventories of $610.5 million as of January 31, 2026, which included finished goods of $594.5 million, net of related markdown reserves of $33.2 million. The Company provides markdown reserves to reduce the carrying values of inventories. In determining markdown reserves, the Company considers recent and forecasted sales prices, the length of time the product is held in inventory, quantities of various product styles contained in inventory as well as demand, among other factors.

Auditing the Company’s Brand Portfolio markdown reserves was complex, as it included assessing the assumptions, including forecasted sales prices and demand, considering the length of time the product is held in inventory and quantities of various product styles contained in inventory.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's markdown reserves determination process. This included controls over the Company’s review of the assumptions underlying the markdown reserves estimate, as outlined above.

We performed audit procedures which included, among other procedures, testing the accuracy and completeness of the underlying data used in the estimation calculations and evaluating assumptions, including forecasted sales prices, and demand, considering the length of time the product is held in inventory and quantities of various product styles contained in inventory. For example, we compared recent sales of inventory items on-hand at year-end, performed a retrospective review analysis comparing sales activity after year end to markdown reserves estimated by the Company to evaluate management’s ability to accurately estimate the markdown reserves, and developed an independent expectation of the markdown reserves using historical activity and compared our independent expectation to the markdown reserves recorded.  In addition, we performed inquiries of the Company’s management to evaluate the Company’s estimate of the markdown reserves.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1917.

St. Louis, Missouri

April 2, 2026

Consolidated Balance Sheets

($ thousands)	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$29,769	$29,636
Receivables, net of allowances of $38,331 in 2025 and $25,990 in 2024	147,216	155,905
Inventories, net of adjustment to last-in, first-out cost of $14,945 in 2025 and $10,878 in 2024	610,471	565,241
Income taxes	5,442	13,668
Property and equipment, held for sale	—	16,777
Prepaid expenses and other current assets	69,876	55,282
Total current assets	862,774	836,509

Prepaid pension costs	85,289	78,463
Lease right-of-use assets	562,327	564,330
Property and equipment, net	202,939	175,213
Deferred income taxes	5,603	4,826
Goodwill and intangible assets, net	204,147	192,274
Other assets	42,711	43,139
Total assets	$1,965,790	$1,894,754

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$296,500	$219,500
Trade accounts payable	191,150	237,038
Employee compensation and benefits	58,279	56,284
Income taxes	8,049	6,425
Lease obligations	127,034	127,522
Other accrued expenses	164,528	111,164
Total current liabilities	845,540	757,933
Other liabilities:
Noncurrent lease obligations	467,597	479,524
Income taxes	—	2,464
Deferred income taxes	27,909	31,772
Other liabilities	15,788	17,112
Total other liabilities	511,294	530,872
Equity:
Common Stock, $0.01 par value, 33,850,012 and 33,631,764 shares outstanding in 2025 and 2024, respectively	338	336
Additional paid-in capital	198,880	190,320
Accumulated other comprehensive loss	(18,576)	(34,022)
Retained earnings	421,209	442,390
Total Caleres, Inc. shareholders’ equity	601,851	599,024
Noncontrolling interests	7,105	6,925
Total equity	608,956	605,949
Total liabilities and equity	$1,965,790	$1,894,754

See notes to consolidated financial statements.

Consolidated Statements of Earnings

($ thousands, except per share amounts)	2025	2024	2023
Net sales	$2,757,853	$2,722,683	$2,817,294
Cost of goods sold	1,573,075	1,500,641	1,554,337
Gross profit	1,184,778	1,222,042	1,262,957
Selling and administrative expenses	1,157,515	1,065,019	1,062,399
Restructuring and other special charges, net	20,891	7,167	6,103
Operating earnings	6,372	149,856	194,455
Interest expense, net	(18,464)	(13,957)	(19,343)
Other (expense) income, net	(130)	(741)	6,210
(Loss) earnings before income taxes	(12,222)	135,158	181,322
Income tax benefit (provision)	2,345	(29,061)	(9,490)
Net (loss) earnings	(9,877)	106,097	171,832
Net (loss) earnings attributable to noncontrolling interests	(3,185)	(1,158)	441
Net (loss) earnings attributable to Caleres, Inc.	(6,692)	107,255	171,391

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.21)	$3.10	$4.80

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.21)	$3.09	$4.80

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

($ thousands)	2025	2024	2023
Net (loss) earnings	$(9,877)	$106,097	$171,832
Other comprehensive income ("OCI"), net of tax:
Foreign currency translation adjustment	9,007	(5,547)	183
Pension and other postretirement benefits adjustments	7,154	5,173	(7,869)
Other comprehensive income (loss), net of tax	16,161	(374)	(7,686)
Comprehensive income	6,284	105,723	164,146
Comprehensive loss (income) attributable to noncontrolling interests	(2,470)	(2,014)	509
Comprehensive income attributable to Caleres, Inc.	$8,754	$107,737	$163,637

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

($ thousands)	2025	2024	2023
Operating Activities
Net (loss) earnings	$(9,877)	$106,097	$171,832
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	48,291	40,245	36,172
Amortization of capitalized software	4,931	5,147	5,026
Amortization of intangible assets	11,357	11,036	12,082
Amortization of debt issuance costs	567	407	407
Share-based compensation expense	12,427	15,145	14,804
(Gain) loss on disposal of property and equipment	(3,129)	421	1,353
Impairment charges for property, equipment, and lease right-of-use assets	1,718	1,864	749
Adjustment to expected credit losses	7,514	(815)	1,018
Deferred income taxes	(4,640)	19,811	(11,866)
Changes in operating assets and liabilities, net of acquired amounts:
Receivables	16,279	(15,614)	(8,494)
Inventories	37,808	(23,289)	39,495
Prepaid expenses and other current and noncurrent assets	266	(6,744)	(15,285)
Trade accounts payable	(51,748)	(14,356)	22,038
Accrued expenses and other liabilities	18,879	(28,889)	(70,974)
Income taxes, net	7,717	(4,250)	1,562
Other, net	4,817	(1,654)	232
Net cash provided by operating activities	103,177	104,562	200,151

Investing Activities
Purchases of property and equipment	(63,744)	(49,147)	(44,584)
Proceeds from sale of headquarters	15,272	—	—
Capitalized software	(4,147)	(2,539)	(5,034)
Acquisition of Stuart Weitzman, net of cash received	(108,858)	—	—
Net cash used for investing activities	(161,477)	(51,686)	(49,618)

Financing Activities
Borrowings under revolving credit agreement	849,500	639,868	532,500
Repayments under revolving credit agreement	(772,500)	(602,368)	(658,000)
Debt issuance costs	(2,920)	—	—
Dividends paid	(9,448)	(9,694)	(9,954)
Acquisition of treasury stock	(5,044)	(65,039)	(17,445)
Issuance of common stock under share-based plans, net	(3,862)	(9,276)	(11,094)
Contributions by noncontrolling interests	2,650	2,000	1,000
Net cash provided by (used for) financing activities	58,376	(44,509)	(162,993)
Effect of exchange rate changes on cash and cash equivalents	57	(89)	118
Increase (decrease) in cash and cash equivalents	133	8,278	(12,342)
Cash and cash equivalents at beginning of period	29,636	21,358	33,700
Cash and cash equivalents at end of period	$29,769	$29,636	$21,358

See notes to consolidated financial statements, including the supplemental disclosures on cash flows in Note 1.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other		Total
				Comprehensive		Caleres, Inc.	Non-
($ thousands, except number of shares	Common Stock		Additional	(Loss)	Retained	Shareholders’	controlling
and per share amounts)	Shares	Dollars	Paid-In Capital	Income	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 28, 2023	35,715,752	$357	$180,747	$(26,750)	$266,329	$420,683	$5,430	$426,113
Net earnings (loss)					171,391	171,391	441	171,832
Foreign currency translation adjustment				115		115	68	183
Pension and other postretirement benefits adjustments, net of tax of $2,724				(7,869)		(7,869)		(7,869)
Comprehensive (loss) income				(7,754)	171,391	163,637	509	164,146
Contributions by noncontrolling interests, net						—	1,000	1,000
Dividends ($0.28 per share)					(9,954)	(9,954)		(9,954)
Acquisition of treasury stock	(763,000)	(8)			(17,437)	(17,445)		(17,445)
Issuance of common stock under share-based plans, net	537,267	6	(11,100)			(11,094)		(11,094)
Share-based compensation expense			14,804			14,804		14,804
BALANCE FEBRUARY 3, 2024	35,490,019	$355	$184,451	$(34,504)	$410,329	$560,631	$6,939	$567,570
Net earnings					107,255	107,255	(1,158)	106,097
Foreign currency translation adjustment				(4,691)		(4,691)	(856)	(5,547)
Pension and other postretirement benefits adjustments, net of tax of $1,796				5,173		5,173		5,173
Comprehensive (loss) income				482	107,255	107,737	(2,014)	105,723
Contributions by noncontrolling interests, net						—	2,000	2,000
Dividends ($0.28 per share)					(9,694)	(9,694)		(9,694)
Acquisition of treasury stock	(1,938,324)	(19)			(65,500)	(65,519)		(65,519)
Issuance of common stock under share-based plans, net	80,069	—	(9,276)			(9,276)		(9,276)
Share-based compensation expense			15,145			15,145		15,145
BALANCE FEBRUARY 1, 2025	33,631,764	$336	$190,320	$(34,022)	$442,390	$599,024	$6,925	$605,949
Net earnings (loss)					(6,692)	(6,692)	(3,185)	(9,877)
Foreign currency translation adjustment				8,292		8,292	715	9,007
Pension and other postretirement benefits adjustments, net of tax of $2,479				7,154		7,154		7,154
Comprehensive income (loss)				15,446	(6,692)	8,754	(2,470)	6,284
Contributions by noncontrolling interests, net						—	2,650	2,650
Dividends ($0.28 per share)					(9,448)	(9,448)		(9,448)
Acquisition of treasury stock	(300,000)	(3)			(5,041)	(5,044)		(5,044)
Issuance of common stock under share-based plans, net	518,248	5	(3,867)			(3,862)		(3,862)
Share-based compensation expense			12,427			12,427		12,427
BALANCE JANUARY 31, 2026	33,850,012	$338	$198,880	$(18,576)	$421,209	$601,851	$7,105	$608,956

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Caleres, Inc., originally founded as Brown Shoe Company in 1878 and incorporated in 1913, is a global footwear company. The Company’s shares are traded under the “CAL” symbol on the New York Stock Exchange.

The Company provides a broad offering of branded, licensed and private-label athletic, casual and dress footwear products to women, men and children. The footwear is sold at a variety of price points through multiple distribution channels both domestically and internationally. As of January 31, 2026, the Company operated 1,009 retail shoe stores in the United States, Canada, Europe, East Southeast Asia and Guam under the Famous Footwear, Allen Edmonds, Sam Edelman, Stuart Weitzman and Naturalizer names. In addition, through its Brand Portfolio segment, the Company designs, sources, manufactures and markets footwear to retail stores domestically and internationally, including online retailers, national chains, department stores, independent retailers, mass merchandisers and franchise partners.  Refer to Note 2 to the consolidated financial statements for additional information regarding the Company’s revenue by category and Note 8 for discussion of the Company’s business segments.

The Company’s business is seasonal in nature due to consumer spending patterns with higher back-to-school and holiday season sales. Although the third fiscal quarter has historically accounted for a substantial portion of the Company’s earnings for the year, the Company has experienced more equal distribution among the quarters in recent years.

Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to the current period presentation. These reclassifications did not affect net (loss) earnings attributable to Caleres, Inc.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Noncontrolling Interests

Noncontrolling interests in the Company’s consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates.  The Company has a joint venture agreement with Brand Investment Holding Limited ("Brand Investment Holding"), a member of the Gemkell Group, to sell branded footwear in China, including Sam Edelman, Naturalizer and other brands.  The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions ("CLT").  In 2025, capital contributions of $5.3 million were made to CLT including $2.7 million received from Brand Investment Holdings.  In 2024, capital contributions of $4.0 million were made to CLT, including $2.0 million received from Brand Investment Holding. As of January 31, 2026 and February 1, 2025, assets of CLT were $31.0 million and  $27.1 million, respectively, and liabilities were $16.8 million and $13.2 million, respectively.  Net sales of CLT were $38.5 million, $29.8 million and $26.8 million in 2025, 2024 and 2023, respectively.  Operating losses of CLT were $5.3 million and $2.6 million in 2025 and 2024, respectively. Operating earnings of CLT were $0.5 million for 2023.

The Company consolidates CLT into its consolidated financial statements on a one-month lag.  Net (loss) earnings  attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to Brand Investment Holding.  Transactions between the Company and the joint venture have been eliminated in the consolidated financial statements.

Accounting Period

The Company’s fiscal year is the 52- or 53-week period ending the Saturday nearest to January 31. Fiscal years 2025 and 2024, both of which included 52 weeks, ended on January 31, 2026 and February 1, 2025, respectively. Fiscal year 2023 included a 53-week period ending February 3, 2024.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates. Certain estimates and assumptions use forecasted financial information based on information reasonably available to us.

Significant estimates as assumptions are required as part of accounting for customer returns and allowances, gift card breakage income, deferred revenue associated with reward programs, valuation of inventories, depreciation and amortization, impairments reserves and acquisitions. Changes in facts and circumstances may result in revised estimates and assumptions, and actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.  Cash equivalents also include amounts due from third-party financial institutions for credit and debit card transactions.  These receivables typically settle in five days or less.  Amounts due from the financial institutions for these transactions totaled $9.4 million and $8.4 million as of January 31, 2026 and February 1, 2025, respectively.  The Company had an immaterial amount of restricted cash as of January 31, 2026 and February 1, 2025.

Receivables

In accordance with Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses, the Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The allowance for expected credit losses is adjusted for current conditions and reasonable and supportable forecasts.  The Company recorded provisions for expected credit losses of $7.5 million and $1.0 million in 2025 and 2023, respectively, and adjustments to the provision for expected credit losses of $0.8 million in 2024.

Customer allowances represent reserves against the Company’s wholesale customers’ accounts receivable for margin assistance, product returns, customer deductions and co-op advertising allowances.  The Company estimates the reserves needed for margin assistance by reviewing inventory levels on the retail floors, sell-through rates, historical dilution, current gross margin levels and other performance indicators of the Company’s major retail customers.  Product returns and customer deductions are estimated using historical experience and anticipated future trends.  Co-op advertising allowances are estimated based on customer agreements.  The Company recognized provisions for customer allowances of $24.8 million, $25.0 million and $28.5 million in 2025, 2024 and 2023, respectively.

Customer discounts represent reserves against the Company’s accounts receivable for discounts that wholesale customers may take based on meeting certain order, payment or return guidelines.  The Company estimates the reserves needed for customer discounts based upon customer net sales and terms of the respective agreements.  The Company recognized  provisions for customer discounts of $15.2 million, $11.5 million and $9.9 million in 2025, 2024 and 2023, respectively.

Inventories

The Company values inventories at the lower of cost or market for approximately 84% of consolidated inventories, which represents divisions using the last-in, first-out (“LIFO”) method.  For the remaining portion, the Company’s inventories are valued at the lower of cost or net realizable value.  For inventory valued at LIFO, the Company regularly reviews the inventory for excess, obsolete or impaired inventory, and writes it down to the lower of cost or market. If the first-in, first-out (“FIFO”) method had been used, consolidated inventories would have been $14.9 million and $10.9 million higher at January 31, 2026 and February 1, 2025, respectively.  In 2025 and 2024, the Company recorded LIFO provisions of $4.1 million and $0.6 million, respectively, on certain inventories as a result of product cost inflation.  Refer to Note 9 to the consolidated financial statements for additional information related to inventories.

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

The determination of markdown reserves for the Brand Portfolio segment requires significant assumptions, estimates and judgments by management, and is subject to inherent uncertainties and subjectivity.  In determining markdown reserves, management considers recent and forecasted sales prices, historical gross profit rates, the length of time the product is held in inventory and quantities of various product styles contained in inventory, as well as demand, among other factors.  The ultimate amount realized from the sale of certain products could differ from management estimates.  Markdown reserves were $33.2 million and $17.7 million as of January 31, 2026 and February 1, 2025, respectively.

The costs of inventory, inbound freight and duties, markdowns, shrinkage and royalty expense are classified in cost of goods sold.  Costs of warehousing and distribution are classified in selling and administrative expenses and are expensed as incurred.  Such warehousing and distribution costs totaled $112.2 million, $114.3 million and $117.0 million in 2025, 2024 and 2023, respectively.  Costs of overseas sourcing offices and other inventory procurement costs are reflected in selling and administrative expenses and are expensed as incurred.  Such sourcing and procurement costs totaled $27.0 million, $21.5 million and $22.0 million in 2025, 2024 and 2023, respectively.

The Company performs physical inventory counts or cycle counts on all merchandise inventory on hand throughout the year and adjusts the recorded balance to reflect the results.  The Company records estimated shrinkage between physical inventory counts based on historical results.

Computer Software Costs

The Company capitalizes certain costs in other assets, including internal payroll costs incurred in connection with the development or acquisition of software for internal use. Other assets on the consolidated balance sheets include $12.4 million and $13.6 million of computer software costs as of January 31, 2026 and February 1, 2025, respectively, which are net of accumulated amortization of $78.8 million and $76.8 million as of the end of the respective periods.  In addition, other assets on the consolidated balance sheets include $21.9 million and $24.8 million for cloud computing arrangements (software-as-a-service contracts) and related implementation costs as of January 31, 2026 and February 1, 2025, respectively, which are net of accumulated amortization of $14.7 million and $9.4 million as of the end of the respective periods.  These balances include capitalized costs associated with the Company’s implementation of its cloud-based ERP in 2024.

Property and Equipment

Property and equipment, net is recorded at cost less accumulated depreciation determined by the straight-line method over the expected useful life of the assets or the remaining lease terms, including the impact of impairments and disposals. The net book value of property or equipment sold or retired is removed from the asset and related accumulated depreciation accounts with any resulting net gain or loss included in results of operations.

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

Self-Insurance Reserves

The Company is self-insured and/or retains high deductibles for a significant portion of its workers’ compensation, health, disability, cyber risk, general liability, automobile and property programs, among others.  Liabilities associated with the risks that are retained by the Company are estimated by considering historical claims experience, trends of the Company and the industry and other actuarial assumptions.  The estimated accruals for these liabilities could be affected if development of costs on claims differ from these assumptions and historical trends.  Based on available information as of January 31, 2026, the Company believes it has provided adequate reserves for its self-insurance exposure.  As of January 31, 2026 and February 1, 2025, self-insurance reserves were $11.0 million and $9.4 million, respectively.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financing institutions.  The liabilities for the suppliers that participate in the Program are presented within accounts payable in the Company’s consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of January 31, 2026 and February 1, 2025, the Company had $25.3 million and $22.0 million, respectively, of accounts payable subject to the Program arrangements.

The following table is a rollforward of the obligations confirmed under the Program for 2025 and 2024:

($ thousands)	January 31, 2026	February 1, 2025
Confirmed obligations outstanding at the beginning of the period	$21,970	$12,955
Invoices confirmed during the period	110,129	119,160
Confirmed invoices paid during the period	106,786	110,145
Confirmed obligations outstanding at the end of the period	$25,313	$21,970

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

Gift Cards

The Company sells gift cards to its customers in its retail stores, through its e-commerce sites and at other retailers. The Company’s gift cards do not have expiration dates or inactivity fees.  The Company recognizes revenue from gift cards when (i) the gift card is redeemed by the consumer or (ii) the likelihood of the gift card being redeemed by the consumer is remote (“gift card breakage”) and the Company determines that it does not have a legal obligation to remit the value of unredeemed gift cards to the relevant jurisdictions.  The gift card breakage rate is determined based upon historical redemption patterns.  Gift card breakage is recognized during the 24-month period following the sale of the gift card, according to the Company’s historical redemption pattern.  Gift card breakage income is included in net sales in the consolidated statements of earnings and the liability established upon the sale of a gift card is included in other accrued expenses within the consolidated balance sheets.  The Company recognized gift card breakage of $1.0 million in 2025 and $0.8 million in both 2024 and 2023.

Loyalty Program

The Company maintains a loyalty program at Famous Footwear, through which consumers earn points toward savings certificates for qualifying purchases.  Upon reaching specified point values, consumers are issued a savings certificate that may be redeemed for purchases at Famous Footwear.  Savings certificates earned must be redeemed within stated expiration dates.  In addition to the savings certificates, the Company also offers exclusive member discounts.  The value of points and rewards earned by Famous Footwear’s loyalty program members are recorded as a reduction of net sales and a liability is established within other accrued expenses at the time the points are earned based on historical conversion and redemption rates.  Approximately 77% and 75% of net sales in the Famous Footwear segment were made to its loyalty program members in  2025 and 2024, respectively.  In addition, loyalty programs have recently been launched for the Allen Edmonds and Naturalizer brands. As of January 31, 2026 and February 1, 2025, the Company had loyalty program liabilities totaling $7.8 million and $7.8 million, respectively, which are included in other accrued expenses on the consolidated balance sheets.  Of the $7.8 million loyalty program liability as of January 31, 2026, $6.4 million is reflected in the Famous Footwear segment and $1.4 million is reflected in the Brand Portfolio segment.  Of the $7.8 million loyalty program liability as of February 1, 2025, $6.6 million is reflected in the Famous Footwear segment and $1.2 million is reflected in the Brand Portfolio segment.

Store Impairment Charges

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use asset, indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded asset impairment charges, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores, of $1.7 million, $1.9 million and $0.7 million in 2025, 2024 and 2023, respectively.

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

Total advertising and marketing expense was $164.6 million, $149.7 million and $145.7 million in 2025, 2024 and 2023, respectively.  These costs were offset by co-op advertising allowances recovered by the Company’s retail business of  $7.2 million, $5.8 million and $6.2 million in 2025, 2024 and 2023, respectively.  Total costs of co-op advertising provided to wholesale customers that are reflected as a reduction of net sales were $18.8 million in 2025, $19.4 million in 2024 and $17.0 million in 2023. The Company did not incur any co-op advertising costs that were reflected in selling and administrative expenses during 2025, 2024 and 2023. Total advertising costs attributable to future periods that are deferred and recognized as a component of prepaid expenses and other current assets were $3.2 million and $3.1 million at January 31, 2026 and February 1, 2025, respectively.

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

Operating Leases

The Company leases all of its retail locations, a manufacturing facility and certain office locations, distribution centers and equipment under operating leases.  In addition, as further discussed in Note 13 to the consolidated financial statements, the Company has entered into a new lease for its corporate headquarters.  Approximately 28% of the leases entered into by the Company include options that allow the Company to extend the lease term beyond the initial commitment period, subject to terms agreed to at lease inception. Some leases also include early termination options that can be exercised under specific conditions.  In accordance with ASC Topic 842, Leases (“ASC 842”), lease right-of-use assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term. The majority of the Company’s leases do not provide an implicit rate and therefore, the Company uses an incremental borrowing rate based on the information available at the commencement date, including implied traded debt yield and seniority adjustments, to determine the present value of future payments.  Lease expense for the minimum lease payments is recognized on a straight-line basis over the lease term.  Variable lease payments are expensed as incurred.  The Company has elected the practical expedient under ASC 842 to not separate non-lease components from associated lease components for the entire population of operating lease assets.

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

Construction Allowances Received From Landlords

At the time its facilities are initially leased, the Company often receives consideration from landlords to be applied against the cost of leasehold improvements necessary to open the store. The Company treats these construction allowances as a lease incentive. In accordance with ASC 842, the allowances are recorded within the lease right-of-use asset and amortized to income over the lease term as a reduction of rent expense.

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

Pension and Other Postretirement Benefits Adjustments

The Company determines the expense and obligations for retirement and other benefit plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, expected salary increases and certain employee-related factors.  The Company determines the fair value of plan assets and benefit obligations as of the January 31 measurement date. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive loss in total Caleres, Inc. shareholders’ equity and is recognized into expense over time. Refer to additional information related to pension and other postretirement benefits in Note 6 and Note 15 to the consolidated financial statements.

Litigation Contingencies

The Company is the defendant in several claims and lawsuits arising in the ordinary course of business. The Company believes the outcome of such proceedings and litigation currently pending will not have a material adverse effect on the consolidated financial position or results of operations. The Company accrues its best estimate of the cost of resolution of these claims. Legal defense costs of such claims are recognized in the period in which the costs are incurred. Refer to Note 17 to the consolidated financial statements for further discussion of commitments and contingencies.

Environmental Matters

The Company is involved in environmental remediation and ongoing compliance activities at several sites. The Company is remediating, under the oversight of Colorado authorities, the groundwater and indoor air at its owned facility and residential neighborhoods adjacent to and near the property, which have been affected by solvents previously used at the facility. In addition, various federal and state authorities have identified the Company as a potentially responsible party for remediation at certain other sites. The Company’s prior operations included numerous manufacturing and other facilities for which the Company may have responsibility under various environmental laws to address conditions that may be identified in the future. Refer to Note 17 to the consolidated financial statements for additional information.

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

Consolidated Statements of Cash Flows Supplemental Disclosures

The Company received refunds for federal, state and international taxes, net of payments, of $2.6 million, including refunds of $9.0 million for federal taxes and $0.6 million for state taxes and payments of $7.0 million for international taxes, in 2025.  The Company made payments for federal, state and international taxes, net of refunds, of $15.8 million, including $7.0 million for federal taxes, $6.5 million for international taxes and $2.3 million for state taxes in 2024.  During 2023, the Company made payments for federal, state and international taxes, net of refunds, of $19.8 million, including $9.2 million for international taxes and $5.3 million each for federal and state taxes.  Refer to Note 7 to the consolidated financial statements for further information regarding income taxes.

Cash payments of interest for the Company’s borrowings under the revolving credit agreement and long-term debt during 2025, 2024 and 2023 were $17.7 million, $13.0 million and $19.7 million, respectively.  Refer to Note 12 to the consolidated financial statements for further discussion regarding the Company’s financing arrangements.

Capital expenditures accrued at the end of the period were $6.1 million, $3.6 million and $5.3 million for 2025, 2024 and 2023, respectively.

Impact of Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU expands the income tax disclosure requirements, principally related to the rate reconciliation table and income taxes paid by jurisdiction. The Company adopted ASU 2023-09 on a prospective basis during the fourth quarter of 2025.  Refer to Note 7 to the consolidated financial statements for additional information.

Impact of Prospective Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU requires new financial statement disclosures in a tabular format, disaggregating information about certain income expenses. The ASU is effective for the Company on a prospective basis for the Company’s annual disclosures for fiscal 2027 and for interim periods beginning with the first quarter of 2028. Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statement disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40), which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU is intended to clarify and modernize the accounting for costs related to internal-use software. ASU 2025-06 is effective for the Company’s annual disclosure for fiscal 2028, and interim reporting periods beginning with the first quarter of 2028, with early adoption permitted. The guidance may be applied using a prospective, retrospective or modified transition approach. The Company is currently evaluating the impact of the ASU on its consolidated financial statement disclosures.

2.   REVENUES

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for 2025, 2024 and 2023:

	2025
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,251,354	$114,123	$—	$1,365,477
E-commerce - Company websites (1)	246,242	274,956	—	521,198
E-commerce - wholesale drop-ship (1)	—	120,212	(6,625)	113,587
Total direct-to-consumer sales	1,497,596	509,291	(6,625)	2,000,262
Wholesale - e-commerce (1)	—	226,105	—	226,105
Wholesale - landed	—	515,028	(51,548)	463,480
Wholesale - first cost	—	59,103	—	59,103
Licensing and royalty	1,532	6,390	—	7,922
Other (2)	922	59	—	981
Net sales	$1,500,050	$1,315,976	$(58,173)	$2,757,853

	2024
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,333,827	$71,704	$—	$1,405,531
E-commerce - Company websites (1)	220,135	230,869	—	451,004
E-commerce - wholesale drop-ship (1)	—	117,128	(5,761)	111,367
Total direct-to-consumer sales	1,553,962	419,701	(5,761)	1,967,902
Wholesale - e-commerce (1)	—	240,338	—	240,338
Wholesale - landed	—	484,797	(53,975)	430,822
Wholesale - first cost	—	71,832	—	71,832
Licensing and royalty	1,810	9,210	—	11,020
Other (2)	684	85	—	769
Net sales	$1,556,456	$1,225,963	$(59,736)	$2,722,683

	2023
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$1,395,689	$69,820	$—	$1,465,509
E-commerce - Company websites (1)	210,622	229,495	—	440,117
E-commerce - wholesale drop-ship (1)	—	133,097	(5,786)	127,311
Total direct-to-consumer sales	1,606,311	432,412	(5,786)	2,032,937
Wholesale - e-commerce (1)	—	233,183	—	233,183
Wholesale - landed	—	491,132	(57,169)	433,963
Wholesale - first cost	—	101,472	—	101,472
Licensing and royalty	2,330	12,576	—	14,906
Other (2)	755	78	—	833
Net sales	$1,609,396	$1,270,853	$(62,955)	$2,817,294
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

Information about significant contract balances from contracts with customers is as follows:

($ thousands)	January 31, 2026	February 1, 2025
Customer allowances and discounts	$14,504	$16,147
Loyalty programs liability	7,828	7,776
Returns reserve	18,567	9,584
Gift card liability	8,576	6,338

Changes in contract balances with customers generally reflect differences in relative sales volume for the period presented. In addition, during 2025, the loyalty programs liability increased $15.8 million due to points and material rights earned on purchases and decreased $15.8 million due to expirations and redemptions.  During 2024, the loyalty programs liability increased $26.3 million due to points and material rights earned on purchases and decreased $30.0 million due to expirations and redemptions. The increase to the returns reserve primarily reflects the sales contribution from the acquired Stuart Weitzman business.

Allowance for Expected Credit Losses

The following table summarizes the activity in the Company’s allowance for expected credit losses for 2025 and 2024:

($ thousands)	2025	2024
Balance, beginning of period	$8,323	$8,820
Adjustment for expected credit losses(1)	7,514	(815)
Uncollectible account recoveries, net	1,684	318
Balance, end of period	$17,521	$8,323

(1) The Company’s adjustment for expected credit losses in 2025 reflects bankruptcy filings of certain large customers, as well as the provision for accounts receivables acquired from Stuart Weitzman.

3.    ACQUISITION

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

Preliminary Purchase Price Allocation

The acquisition was accounted for in accordance with ASC Topic 805, Business Combinations.  Accordingly, the assets and liabilities of Stuart Weitzman were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill.  The following table summarizes the Company’s preliminary allocation of the purchase price as of the acquisition date:

($ thousands)	August 4, 2025
Assets
Current assets:
Cash and cash equivalents	$10,683
Receivables	14,220
Inventories	84,472
Prepaid expenses and other current assets	10,607
Total current assets	119,982

Lease right-of-use assets	21,293
Property and equipment	7,899
Goodwill	10,430
Intangible assets	12,800
Other assets	2,241
Total assets	$174,645

Liabilities and Equity
Current liabilities:
Trade accounts payable	5,458
Lease obligations	10,279
Other accrued expenses	21,745
Total current liabilities	37,482

Other liabilities:
Noncurrent lease obligations	16,496
Other liabilities	1,126
Total other liabilities	17,622
Net assets	$119,541

The allocation of the purchase price was based on certain preliminary valuations and analyses. Any subsequent changes in the estimated fair values assumed upon the finalization of more detailed analyses within the measurement period will change the allocation of the purchase price and will be adjusted during the period in which the amounts are determined. The Company’s purchase price allocation required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements). A third-party valuation specialist assisted the Company with its preliminary fair value estimates for inventory, right-of-use lease assets and intangible assets. The Company used all available information to make its best estimate of fair values at the acquisition date.  During the fourth quarter of 2025, the Company recorded measurement period adjustments totaling $3.8 million, including a $2.3 million decrease to inventories, $1.3 million increase to other accrued expenses, $0.4 million decrease in right-of-use assets, $0.3 million increase to other assets, $0.2 million decrease to prepaid expenses and other current assets and $0.1 million increase in intangible assets.   The Company is still in the process of finalizing the net working capital adjustment, which is expected to be completed during the first quarter of 2026.

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

The financial results of Stuart Weitzman are included in the Brand Portfolio segment beginning in the third quarter of 2025.  Stuart Weitzman contributed net sales of $102.2 million and reported an operating loss of $38.9 million during 2025.  The operating loss is due in part to $15.4 million in incremental cost of goods sold during 2025 related to the inventory fair value adjustment required for purchase accounting.  The operating loss does not include $12.2 million ($9.1 million on an after-tax basis, or $0.27 per diluted share) in acquisition and integration-related costs during 2025, and the incremental interest expense associated with the transaction.  Refer to Note 5 to the consolidated financial statements for additional information related to the acquisition and integration costs and Note 11 for discussion of the intangible assets acquired.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information for 2025 and 2024 combines the historical results of Caleres, Inc. and Stuart Weitzman, assuming the acquisition had been completed as of February 4, 2024. The pro forma financial information includes various adjustments to reflect business combination accounting effects, including the incremental cost of goods sold related to the fair value step-up adjustment on inventory, acquisition and integration-related transaction costs, interest expense on incremental borrowings on the revolving credit agreement to fund the acquisition and amortization on the acquired intangible assets, and tax-related effects of the adjustments. The pro forma financial information, as presented below, is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on February 4, 2024, nor are they indicative of future operating results.

($ thousands)	2025	2024
Net sales	$2,848,764	$2,947,715
Net earnings attributable to Caleres, Inc.	$5,509	$61,758

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on the date assumed, nor is it necessarily indicative of the results of operations that may be expected in future periods.

4.   EARNINGS PER SHARE

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

($ thousands, except per share amounts)	2025	2024	2023

NUMERATOR
Net (loss) earnings	$(9,877)	$106,097	$171,832
Net loss (earnings) attributable to noncontrolling interests	3,185	1,158	(441)
Net (loss) earnings attributable to Caleres, Inc.	$(6,692)	$107,255	$171,391
Net earnings allocated to participating securities	—	(3,839)	(7,517)
Net (loss) earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$(6,692)	$103,416	$163,874

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	32,518	33,397	34,142
Dilutive effect of share-based awards	—	116	10
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	32,518	33,513	34,152

Basic (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.21)	$3.10	$4.80

Diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders	$(0.21)	$3.09	$4.80

Due to the Company’s net loss attributable to Caleres, Inc. in 2025, the denominator for diluted loss per common share attributable to Caleres, Inc. shareholders is the same as the denominator for basic loss per common share attributable to Caleres, Inc. shareholders.  Contingently issuable shares for performance share awards totaling 110,000 shares were not included in the denominator for diluted (loss) earnings per common share attributable to Caleres, Inc. shareholders.

As further discussed in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, the Company has two publicly announced share repurchase programs.  The Company repurchased 300,000, 1,938,324 and 763,000 shares at a cost of $5.0 million, $65.0 million and $17.4 million during the years ended January 31, 2026, February 1, 2025 and February 3, 2024, respectively, under these programs.

Under the provisions of the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), a 1% excise tax is imposed on repurchases of common stock beginning on January 1, 2023.  Excise taxes incurred on share repurchases are incremental costs to purchase the stock, and accordingly, are included in the total cost basis of the common stock acquired and reflected as a reduction of shareholders’ equity within retained earnings in the consolidated statements of shareholders’ equity.  There were no excise taxes due on share repurchases during 2025.  An immaterial amount of excise taxes were due on share repurchases during 2024.

5.   RESTRUCTURING AND OTHER INITIATIVES

Stuart Weitzman Acquisition and Integration Costs

As discussed in Note 3 to the consolidated financial statements, on August 4, 2025, the Company completed the previously announced acquisition of Stuart Weitzman from Tapestry, Inc. During 2025, the Company incurred acquisition and integration costs of $12.2 million ($9.1 million on an after-tax basis, or $0.27 per diluted share), primarily related to legal, information technology and other related costs. Of the $12.2 million in charges presented in restructuring and other special charges on the consolidated statement of earnings for 2025, $8.0 million is reflected in the Eliminations and Other Category and $4.2 million is reflected in the Brand Portfolio segment. As of January 31, 2026, reserves of $4.9 million were included in current liabilities on the consolidated balance sheet related to the Stuart Weitzman acquisition, with $3.4 million included in employee compensation and benefits and $1.5 million included in other accrued expenses.

Expense Reduction Initiatives

During 2025, the Company incurred costs of $9.6 million ($7.1 million on an after-tax basis, or $0.22 per diluted share) in connection with expense reduction initiatives announced in the second quarter of 2025. These charges primarily related to severance and other associated costs. Of the $9.6 million in charges presented in restructuring and other special charges on the consolidated statement of earnings for 2025, $6.6 million is reflected in the Eliminations and Other category, $2.7 million is reflected in the Brand Portfolio segment and $0.3 million is reflected in the Famous Footwear segment. As of January 31, 2026, reserves of $0.8 million were included in other accrued expenses on the consolidated balance sheet.

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

Gain on Sale of Corporate Headquarters

On December 19, 2025, the Company completed the sale of the largest of three parcels comprising its corporate headquarters in Clayton, Missouri. The Company recognized a gain of $2.6 million ($1.9 million on an after-tax basis, or $0.06 per diluted share), which is reflected in restructuring and other special charges in the consolidated statement of earnings within the Eliminations and Other category.

Organizational Changes

During 2025, the Company incurred $2.0 million ($1.5 million on an after-tax basis, or $0.04 per diluted share) related to organizational changes at its corporate headquarters. These costs were recognized in restructuring and other special charges in the consolidated statement of earnings within the Eliminations and Other category.  As of January 31, 2026, reserves of $2.0 million are included in current liabilities on the consolidated balance sheet.

Restructuring Costs

During 2024, the Company incurred restructuring costs of $9.9 million ($7.3 million on an after-tax basis, or $0.21 per diluted share).  The costs were primarily for the exit of the Company’s domestic retail store operations for the Naturalizer brand, severance and pension settlement costs associated with the acceptance of a lump sum buyout offer by certain pension plan participants.  Of the $7.2 million in charges presented in restructuring and other special charges on the consolidated statements of earnings in 2024, $6.4 million is reflected in the Brand Portfolio segment, $0.6 million is reflected in the Famous Footwear segment and $0.2 million is reflected within the Eliminations and Other category.  The remaining $2.7 million of restructuring costs related to the pension settlement are presented in other (expense) income, net, and reflected in the Eliminations and Other category.  As of February 1, 2025, restructuring reserves of $5.5 million were included in current liabilities on the consolidated balance sheet, with $4.0 million included in accounts payable, $1.3 million included in employee compensation and benefits and $0.2 million in other accrued expenses.  There were no corresponding reserves as of January 31, 2026.

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

Benefit Obligations

The following table sets forth changes in benefit obligations, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2025	2024	2025	2024
Benefit obligation at beginning of year	$257,225	$282,175	$935	$931
Service cost	4,686	4,931	—	—
Interest cost	14,455	15,025	49	45
Plan participants’ contribution	11	9	1	2
Actuarial (gain) loss	3,469	(10,062)	(24)	25
Benefits paid	(17,312)	(16,561)	(64)	(68)
Settlements	(8,043)	(17,985)	—	—
Foreign exchange rate changes	(1)	(307)	—	—
Benefit obligation at end of year	$254,490	$257,225	$897	$935

The accumulated benefit obligation for the United States pension plans was $249.9 million and $252.1 million as of January 31, 2026 and February 1, 2025, respectively.  The accumulated benefit obligation for the Canadian pension plans was $2.7 million and $2.9 million as of January 31, 2026 and February 1, 2025, respectively.

	Pension Benefits		Other Postretirement Benefits
Weighted–average assumptions used to determine benefit obligations, end of year	2025	2024	2025	2024
Discount rate	5.80%	5.80%	5.80%	5.80%
Rate of compensation increase	1.70%	1.70%	N/A	N/A

As of January 31, 2026 and February 1, 2025, the Company used the PRI-2012 Bottom Quartile mortality table, projected using generational scale MP-2021, a base mortality table issued by the Society of Actuaries in 2021, to estimate the plan liabilities.

Plan Assets

Pension assets are managed in accordance with the prudent investor standards of the Employee Retirement Income Security Act (“ERISA”).  The plan’s investment objective is to earn a competitive total return on assets, while also ensuring plan assets are adequately managed to provide for future pension obligations.  This results in the protection of plan surplus and is accomplished by matching the duration of the projected benefit obligation using leveraged fixed income instruments and, while maintaining an equity commitment, managing an equity overlay strategy.  The overlay strategy is intended to protect the managed equity portfolios against adverse stock market environments.  The Company delegates investment management of the plan assets to specialists in each asset class and regularly monitors manager performance and compliance with investment guidelines.  The Company’s overall investment strategy is to achieve a mix of approximately 97% of investments for long-term growth and 3% for near-term benefit payments with a wide diversification of asset types, fund strategies and fund managers.  The target allocations for plan assets for 2025 were equities of between 65% and 75% and debt securities of between 25% and 35%.  Allocations may change periodically based upon changing market conditions.  Corporate stocks – common, as listed in the table below, did not include any Company stock at January 31, 2026 or February 1, 2025.

Assets of the Canadian pension plans, which totaled approximately $3.8 million on January 31, 2026, were invested 55% in equity funds, 42% in bond funds and 3% in money market funds. The Canadian pension plans did not include any Company stock as of January 31, 2026 or February 1, 2025.

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

●	Cash and cash equivalents include cash collateral and margin as well as money market funds. The fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency and therefore are classified within Level 1 of the fair value hierarchy.
●	Investments in U.S. government securities, the mutual fund, exchange-traded funds, corporate stocks – common and S&P 500 Index put and call options (traded on security exchanges) are classified within Level 1 of the fair value hierarchy because the fair values are based on unadjusted quoted market prices in active markets with sufficient volume and frequency. Interest rate swap agreements and certain U.S. government securities are not traded on an exchange but are based on observable inputs that can be corroborated. Therefore, these investments are classified within Level 2 of the fair value hierarchy. The preferred securities and certain corporate stocks – common were offered in a private placement. The fair values of these investments are based on unobservable prices and therefore, they are classified within Level 3 of the fair value hierarchy.
●	The alternative investment fund is an investment in a pool of long-duration domestic investment grade assets. This investment is measured using net asset value per share, and therefore, is not classified within the fair value hierarchy.
●	The unallocated insurance contract is measured at net asset value per share, and therefore, is not classified within the fair value hierarchy.

The fair values of the Company’s pension plan assets at January 31, 2026 by asset category were as follows:

		Fair Value Measurements at January 31, 2026
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$8,503	$8,503	—	—
U.S. government securities	72,015	64,255	7,760	—
Mutual fund	29,246	29,246	—	—
Exchange-traded funds	122,608	122,608	—	—
Corporate stocks - common	83,286	83,164	—	122
Preferred securities	238	—	—	238
S&P 500 Index options	1,734	1,734	—	—
Total investments in the fair value hierarchy	$317,630	$309,510	$7,760	$360

Investments measured at net asset value:
Alternative investment fund	15,671	—	—	—
Total investments measured at net asset value	15,671	—	—	—

Total investments at fair value	$333,301	$309,510	$7,760	$360

The fair values of the Company’s pension plan assets at February 1, 2025 by asset category were as follows:

		Fair Value Measurements at February 1, 2025
($ thousands)	Total	Level 1	Level 2	Level 3
Asset
Cash and cash equivalents	$15,233	$15,233	$—	$—
U.S. government securities	70,577	63,423	7,154	—
Interest rate swap agreements	(4,188)	—	(4,188)	—
Mutual fund	27,661	27,661	—	—
Exchange-traded funds	119,650	119,650	—	—
Corporate stocks - common	81,760	81,717	—	43
Preferred securities	171	—	—	171
S&P 500 Index options	(3,738)	(3,738)	—	—
Total investments in the fair value hierarchy	$307,126	$303,946	$2,966	$214

Investments measured at net asset value:
Alternative investment fund	14,579	—	—	—
Unallocated insurance contract	24	—	—	—
Total investments measured at net asset value	14,603	—	—	—

Total investments at fair value	$321,729	$303,946	$2,966	$214

The following table sets forth changes in the fair value of plan assets, including all domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2025	2024	2025	2024
Fair value of plan assets at beginning of year	$321,729	$344,051	$—	$—
Actual return on plan assets	28,791	12,432	—	—
Employer contributions	8,126	90	63	66
Plan participants’ contributions	11	9	1	2
Benefits paid	(17,312)	(16,561)	(64)	(68)
Settlements	(8,043)	(17,985)	—	—
Foreign exchange rate changes	(1)	(307)	—	—
Fair value of plan assets at end of year	$333,301	$321,729	$—	$—

Funded Status

The over-funded status as of January 31, 2026 and February 1, 2025 for pension benefits was $78.8 million and $64.5  million, respectively. The under-funded status for other postretirement benefits was $0.9 million as of January 31, 2026 and February 1, 2025.

Amounts recognized in the consolidated balance sheets consist of:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2025	2024	2025	2024
Prepaid pension costs (noncurrent assets)	$85,289	$78,463	$—	$—
Accrued benefit liabilities (current liability)	(2,113)	(9,023)	(181)	180
Accrued benefit liabilities (noncurrent liability)	(4,365)	(4,936)	(716)	755
Net amount recognized at end of year	$78,811	$64,504	$(897)	$935

The projected benefit obligation, the accumulated benefit obligation and the fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and for pension plans with an accumulated benefit obligation in excess of plan assets, which includes only the Company’s SERP, were as follows:

	Projected Benefit Obligation Exceeds the		Accumulated Benefit Obligation
	Fair Value of Plan Assets		Exceeds the Fair Value of Plan Assets
($ thousands)	2025	2024	2025	2024
End of Year
Projected benefit obligation	$6,478	$13,958	$6,478	$13,958
Accumulated benefit obligation	5,052	12,568	5,052	12,568
Fair value of plan assets	—	—	—	—

The accumulated postretirement benefit obligation exceeds assets for all of the Company’s other postretirement benefit plans.

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit expense (income) at January 31, 2026 and February 1, 2025 are as follows:

	Pension Benefits		Other Postretirement Benefits
($ thousands)	2025	2024	2025	2024
Components of accumulated other comprehensive loss, net of tax:
Net actuarial loss (gain)	$21,320	$28,455	$(235)	$(256)
Net prior service credit	(6)	34	—	—
Accumulated other comprehensive loss, net of tax	$21,314	$28,489	$(235)	$(256)

Net Periodic Benefit Expense (Income)

Net periodic benefit expense (income) for 2025, 2024 and 2023 for all domestic and Canadian plans included the following components:

	Pension Benefits			Other Postretirement Benefits
($ thousands)	2025	2024	2023	2025	2024	2023
Service cost	$4,686	$4,931	$5,020	$—	$—	$—
Interest cost	14,455	15,025	14,543	49	45	48
Expected return on assets	(22,229)	(24,279)	(24,353)	—	—	—
Amortization of:
Actuarial loss (gain)	5,707	6,038	3,785	(79)	(108)	(110)
Prior service credit	39	49	(123)	—	—	—
Settlement cost	911	2,716	—	—	—	—
Total net periodic benefit expense (income)	$3,569	$4,480	$(1,128)	$(30)	$(63)	$(62)

The non-service cost components of net periodic benefit expense (income) are included in other (expense) income, net in the consolidated statements of earnings.  Service cost is included in selling and administrative expenses.

	Pension Benefits			Other Postretirement Benefits
Weighted–average assumptions used to determine net periodic benefit income	2025	2024	2023	2025	2024	2023
Discount rate	5.80%	5.40%	5.20%	5.80%	5.40%	5.20%
Rate of compensation increase	1.70%	1.70%	3.00%	N/A	N/A	N/A
Expected return on plan assets	7.70%	7.70%	7.50%	N/A	N/A	N/A

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

Expected Cash Flows

Information about expected cash flows for all pension and postretirement benefit plans follows:

	Pension Benefits
				Other
				Postretirement
($ thousands)	Funded Plan	SERP	Total	Benefits
Employer Contributions
2026 expected contributions to plan trusts	$8	$—	$8	$—
2026 expected contributions to plan participants	—	2,173	2,173	186
2026 refund of assets (e.g. surplus) to employer	119	—	119	—
Expected Benefit Payments
2026	$16,704	$2,173	$18,877	$186
2027	16,974	819	17,793	142
2028	17,494	793	18,287	108
2029	17,934	734	18,668	82
2030	18,208	907	19,115	62
2031-2035	91,941	3,192	95,133	145

Defined Contribution Plans

The Company’s domestic defined contribution 401(k) plan covers certain salaried employees.  For eligible salaried employees, the Company makes a core contribution of 1.5% and a matching contribution of up to 50% of the first 6% of the employees’ contributions.  The Company’s expense for this plan was $5.4 million in 2025, $4.7 million in 2024, and $5.0 million in 2023.  In addition to the core and matching contributions, the Company has the discretion to contribute up to an additional 2% profit-sharing benefit based on the Company’s performance.  The Company’s expense for the profit-sharing contribution was zero for 2025, 2024 and 2023. The Company also offers a 401(k) plan to certain hourly employees, providing the option to contribute from 2% to 30% of pre-tax wages to the 401(k) plan.  The hourly 401(k) plan does not offer matching contributions and therefore, the Company incurred no expense during 2025.

Non-Qualified Deferred Compensation Plan

The Company has a non-qualified deferred compensation plan (the “Deferred Compensation Plan”) for the benefit of certain management employees.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan and the account balance fluctuates with the investment returns on those funds. The Deferred Compensation Plan permits the deferral of up to 50% of base salary and 100% of compensation received under the Company’s annual incentive plan.  The deferrals are held in a separate trust, which has been established by the Company to administer the Deferred Compensation Plan.  The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Deferred Compensation Plan of $12.7 million and $10.9 million as of January 31, 2026 and February 1, 2025, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets.  The assets held by the trust of $12.7 million and $10.9 million as of January 31, 2026 and February 1, 2025, respectively, are presented within prepaid expenses and other current assets in the accompanying consolidated balance sheets, with changes in the deferred compensation charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

Non-Qualified Restoration Deferred Compensation Plan

The Company maintains a non-qualified restoration deferred compensation plan (the “Restoration Plan”) for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan. The plan assets and liabilities will fluctuate with the returns on the investment funds.  The deferrals are held in a separate trust, which has been established by the Company to administer the Restoration Plan. The assets of the trust are subject to the claims of the Company’s creditors in the event that the Company becomes insolvent.  Consequently, the trust qualifies as a grantor trust for income tax purposes (i.e., a “Rabbi Trust”).  The liabilities of the Restoration Plan of $0.5 million and $0.4 million as of January 31, 2026 and February 1, 2025, respectively, are presented in employee compensation and benefits in the accompanying consolidated balance sheets.  The assets held by the trust of $0.5 million and $0.4 million as of January 31, 2026 and February 1, 2025, respectively, are classified within prepaid and other current assets in the accompanying consolidated balance sheets.  Changes in deferred compensation plan assets and liabilities are charged to selling and administrative expense in the accompanying consolidated statement of earnings.

Deferred Compensation Plan for Non-Employee Directors

Non-employee directors are eligible to participate in a deferred compensation plan, whereby deferred compensation amounts are valued as if invested in the Company’s common stock through the use of phantom stock units (“PSUs”). Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the fair value (as determined based on the average of the high and low prices) of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned.  Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The PSUs are payable in cash based on the number of PSUs credited to the participating director’s account, valued on the basis of the fair value at fiscal quarter-end on or following termination of the director’s service. The liabilities of the plan of $0.9 million and $1.2 million as of January 31, 2026 and February 1, 2025, respectively, are based on 46,554 and 50,820 outstanding PSUs, respectively, and are presented in other liabilities in the accompanying consolidated balance sheets.  Gains and losses resulting from changes in the fair value of the PSUs are charged to selling and administrative expenses in the accompanying consolidated statements of earnings.

7.   INCOME TAXES

The components of (loss) earnings before income taxes consisted of domestic loss before income taxes of $39.3 million in 2025 and earnings before income taxes of $84.8 million and $132.5 million in 2024 and 2023, respectively. The Company’s international earnings before income taxes were $27.1 million, $50.4 million and $48.8 million in 2025, 2024 and 2023, respectively.

The components of income tax (benefit) provision on earnings were as follows:

($ thousands)	2025	2024	2023
Federal
Current	$(3,964)	$3,818	$10,849
Deferred	(4,820)	13,710	5,138
Total federal income tax (benefit) provision	(8,784)	17,528	15,987
State
Current	506	1,876	2,423
Deferred	(1,540)	4,775	(9,819)
Total state income tax (benefit) provision	(1,034)	6,651	(7,396)
International
Current	7,279	5,289	4,879
Deferred	194	(407)	(3,980)
Total international income tax provision	7,473	4,882	899
Total income tax (benefit) provision	$(2,345)	$29,061	$9,490

ASU 2023-09 was adopted on a prospective basis for the year ended January 31, 2026. A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate is as follows:

	2025
($ thousands)	Amount	Rate
U.S. Federal Statutory Rate	$(2,567)	21.00%
Effect of cross-border tax laws
Transition tax	(2,464)	20.16%
Other	339	(2.77)%
Nontaxable or nondeductible items
Excess officer compensation	933	(7.63)%
Other	(241)	1.97%
Other
Stock compensation	796	(6.51)%
Other	(100)	0.82%
State and local income taxes, net of federal income tax effect(1)	(816)	6.67%
Foreign tax effect
China
Valuation allowance	5,001	(40.92)%
Other	(887)	7.26%
Macau
Foreign rate differential	(2,997)	24.53%
Other	(174)	1.42%
United Kingdom		.
Valuation allowance	(1,904)	15.58%
Other	(1)	0.01%
Other foreign jurisdictions	2,737	(22.40)%
Total income tax benefit	$(2,345)	19.19%

(1)	During the year ended January 31, 2026, state taxes in California, Florida, Illinois, Minnesota, New Jersey, New York, and Pennsylvania comprised greater than 50% of the tax effect in this category.

A reconciliation of the U.S. federal statutory income tax rate to the effective tax rate for years prior to adoption of ASU 2023-09 were as follows:

($ thousands)	2024	2023
Income taxes at statutory rate	$28,383	$38,078
State income taxes, net of federal tax benefit	4,514	5,710
International earnings taxed at differing rates from U.S. statutory	(3,584)	(5,367)
Share-based compensation	(2,647)	(3,106)
Valuation allowances, net	(2,204)	(30,054)
Non-deductibility of 162(m) limitations	3,401	4,373
GILTI, BEAT and FDII provisions	1,307	427
Other (1)	(109)	(571)
Total income tax provision	$29,061	$9,490
(1)	The other category of income tax provision principally represents the impact of expenses that are not deductible or partially deductible for federal income tax purposes and the impact of any return-to-provision adjustments.

Significant components of the Company’s deferred income tax assets and liabilities were as follows:

($ thousands)	January 31, 2026	February 1, 2025
Deferred Tax Assets
Lease obligations	$158,457	$158,310
Goodwill	26,914	30,308
Net operating loss carryforward/carryback	10,683	6,551
Accrued expenses	19,159	14,053
Employee benefits, compensation and insurance	13,219	10,954
Accounts receivable	7,484	4,043
Inventory capitalization and inventory reserves	8,125	6,532
Impairment of investment in nonconsolidated affiliate	45	1,418
Postretirement and postemployment benefit plans	197	201
Other	1,378	3,444
Total deferred tax assets, before valuation allowance	245,661	235,814
Valuation allowance	(8,725)	(3,406)
Total deferred tax assets, net of valuation allowance	$236,936	$232,408

Deferred Tax Liabilities
Lease right-of-use assets	$(149,254)	$(149,414)
Intangible assets	(17,270)	(15,472)
LIFO inventory valuation	(53,058)	(54,808)
Retirement plans	(21,235)	(18,184)
Capitalized software	(1,801)	(1,797)
Depreciation	(14,220)	(17,100)
Other	(2,404)	(2,579)
Total deferred tax liabilities	(259,242)	(259,354)
Net deferred tax liability	$(22,306)	$(26,946)

As of January 31, 2026, the Company had various state and international net operation loss (“NOL”) carryforwards with tax values totaling $10.7 million. The state NOLs totaling $2.8 million have carryforward periods ranging from one to 20 years. The Company has NOLs in the United Kingdom, China and Hong Kong of $1.9 million, $5.2 million and $0.8 million, respectively. The China NOLs have a carryforward period of five years while the United Kingdom and Hong Kong NOLs have no expiration.

As of January 31, 2026, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s international subsidiaries that are not subject to United States income tax. The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested. Based upon the evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided. If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings. If the Company’s unremitted international earnings were not considered indefinitely reinvested as of January 31, 2026, an immaterial amount of additional deferred taxes would have been provided.

Income taxes paid, net of refunds received, for the year ended January 31, 2026 are as follows:

($ thousands)	2025
Federal taxes	$(9,000)
State taxes	(626)
Foreign taxes
Macau	5,071
Ireland	1,397
Canada	166
Guam	172
Other foreign jurisdictions	201
Income tax refunds received, net	$(2,619)

Cash income taxes paid, net of refunds received, were $15.8 and $19.8 for the years ended February 1, 2025 and February 3, 2024, respectively.

Uncertain Tax Positions

ASC 740, Income Taxes, establishes a single model to address accounting for uncertain tax positions.  The standard clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  The standard also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition.  As of January 31, 2026 and February 1, 2025, the Company had no unrecognized tax benefits.

For federal purposes, the Company’s tax filings for fiscal years 2022 to 2024 remain open to examination but are not currently being examined.   The Company also files tax returns in various international jurisdictions and numerous states for which various tax years are subject to examination and currently involved in audits.

8.   BUSINESS SEGMENT INFORMATION

The Company’s reportable segments are Famous Footwear and Brand Portfolio.  The Famous Footwear segment is comprised of Famous Footwear, famousfootwear.com and famousfootwear.ca.  Famous Footwear operated 821 stores at the end of 2025, selling primarily branded footwear for the entire family.

The Brand Portfolio segment is comprised of wholesale operations selling the Company’s branded footwear, and the retail stores and e-commerce sites associated with those brands.  This segment sources, manufactures and markets branded, licensed and private-label footwear primarily to online retailers, national chains, department stores, independent retailers, mass merchandisers and franchise partners, as well as Company-owned Famous Footwear, Allen Edmonds, Sam Edelman, Stuart Weitzman and Naturalizer and e-commerce businesses.  The Brand Portfolio segment included 85 branded retail stores in North America and 103 branded retail stores in East and Southeast Asia at the end of 2025.

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

Following is a summary of certain key financial measures for the respective periods:

	2025
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$1,500,050	$1,315,976	$(58,173)	$2,757,853
Cost of goods sold	852,072	778,772	(57,769)	1,573,075
Gross profit	647,978	537,204	(404)	1,184,778

Less expenses:
Retail stores (2)	372,238	51,003	—	423,241
Information technology	31,276	30,686	3,911	65,873
Warehousing and distribution	48,699	73,521	746	122,966
Advertising and marketing	52,773	93,829	501	147,103
Restructuring and other special charges, net	273	6,550	14,068	20,891
Other expenses (3)	95,516	249,326	53,490	398,332
Operating earnings (loss)	$47,203	$32,289	$(73,120)	$6,372

Segment assets	$808,976	$983,528	$173,286	$1,965,790
Purchases of property and equipment	$38,034	$20,231	$5,479	$63,744
Capitalized software	$178	$126	$3,843	$4,147

	2024
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$1,556,456	$1,225,963	$(59,736)	$2,722,683
Cost of goods sold	869,829	689,668	(58,856)	1,500,641
Gross profit	686,627	536,295	(880)	1,222,042

Less expenses:
Retail stores (2)	366,144	31,108	—	397,252
Information technology	30,843	27,631	7,881	66,355
Warehousing and distribution	50,905	70,368	3,580	124,853
Advertising and marketing	50,370	78,275	3,459	132,104
Restructuring and other special charges, net	639	6,343	185	7,167
Other expenses (3)	100,650	200,448	43,357	344,455
Operating earnings (loss)	$87,076	$122,122	$(59,342)	$149,856

Segment assets	$817,469	$893,460	$183,825	$1,894,754
Purchases of property and equipment	$36,694	$10,335	$2,118	$49,147
Capitalized software	$618	$44	$1,877	$2,539

	2023
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$1,609,396	$1,270,853	$(62,955)	$2,817,294
Cost of goods sold	889,847	724,848	(60,358)	1,554,337
Gross Profit	719,549	546,005	(2,597)	1,262,957

Less expenses:
Retail stores (2)	360,102	28,793	—	388,895
Information technology	31,286	28,180	1,459	60,925
Warehousing and distribution	52,874	59,045	4,439	116,358
Advertising and marketing	52,771	70,761	3,102	126,634
Restructuring and other special charges, net	1,366	2,608	2,129	6,103
Other expenses (3)	97,312	211,159	61,116	369,587
Operating earnings (loss)	$123,838	$145,459	$(74,842)	$194,455

Segment assets	$770,848	$862,404	$171,494	$1,804,746
Purchases of property and equipment	$31,743	$10,515	$2,326	$44,584
Capitalized software	$743	$—	$4,291	$5,034
(1)	Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $58.2 million, $59.7 million and $63.0 million in 2025, 2024 and 2023, respectively.
(2)	Includes compensation and facilities costs associated with the Company’s North America retail stores.
(3)	Primarily includes compensation costs associated with non-retail store operations, depreciation and amortization, and other overhead expenses.

Products purchased for the Famous Footwear segment from three key third-party suppliers (Nike, Skechers and adidas) represented approximately 24% of consolidated net sales for 2025, 2024, and 2023.

Following is a reconciliation of operating earnings to earnings before income taxes:

($ thousands)	2025	2024	2023
Operating earnings	$6,372	$149,856	$194,455
Interest expense, net	(18,464)	(13,957)	(19,343)
Other (expense) income, net	(130)	(741)	6,210
(Loss) earnings before income taxes	$(12,222)	$135,158	$181,322

For geographic purposes, the domestic operations include the Company’s domestic retail operations, the wholesale distribution of licensed, branded and private-label footwear to a variety of retail customers, including the Famous Footwear and Brand Portfolio stores, as well as the Company’s e-commerce businesses.

The Company’s international operations consist of wholesale and retail operations primarily in East and Southeast Asia, Canada and Europe.

A summary of the Company’s net sales and long-lived assets, including lease right-of-use assets and property and equipment, by geographic area were as follows:

($ thousands)	2025	2024	2023
Net Sales
United States	$2,582,127	$2,532,717	$2,624,474
East and Southeast Asia	54,648	111,670	130,423
Canada	64,807	58,140	48,220
Other	56,271	20,156	14,177
Total net sales	$2,757,853	$2,722,683	$2,817,294

Long-Lived Assets (1)
United States	$734,001	$716,894	$676,937
East and Southeast Asia	20,666	13,295	11,805
Canada	8,230	8,697	6,601
Other	2,369	657	269
Total long-lived assets	$765,266	$739,543	$695,612
(1)	During the year ended January 31, 2026, the Company identified and corrected an immaterial misstatement in the segment footnote disclosure related to long-lived assets by geographic area for the year ended February 1, 2025. The disclosure misstatement had no impact to the consolidated financial statements.

9.   INVENTORIES

The Company’s net inventory balance was comprised of the following:

($ thousands)	January 31, 2026	February 1, 2025
Raw materials	$15,251	$14,352
Work-in-process	704	644
Finished goods	594,516	550,245
Inventories, net (1)	$610,471	$565,241
(1)	Net of adjustment to last-in, first-out cost of $14.9 million and $10.9 million as of January 31, 2026 and February 1, 2025, respectively.

As of January 31, 2026 and February 1, 2025, the Company’s inventory balance included $0.4 million and $0.2 million, respectively, of finished goods product subject to consignment arrangements with wholesale customers.

10.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

($thousands)	January 31, 2026	February 1, 2025
Land and buildings	$19,549	$37,494
Leasehold improvements	244,261	229,227
Technology equipment	62,132	56,900
Machinery and equipment	125,318	116,404
Furniture and fixtures	141,270	146,730
Construction in progress	26,816	16,518
Property and equipment	619,346	603,273
Allowances for depreciation	(416,407)	(428,060)
Property and equipment, net	$202,939	$175,213

Useful lives of property and equipment are as follows:

Years
Buildings	5 - 30
Leasehold improvements	5 - 20
Technology equipment	2 - 7
Machinery and equipment	4 - 20
Furniture and fixtures	3 - 10

After allowing for an appropriate start-up period, property and equipment at stores and any lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The Company recorded charges for impairment of $1.7 million, $1.9 million and $0.7 million in 2025, 2024 and 2023, respectively, primarily for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores and capitalized software, which are presented in selling and administrative expenses. Fair value was based on estimated future cash flows to be generated by retail stores, discounted at a market rate of interest. Refer to Note 13 and Note 14 to the consolidated financial statements for further discussion of these impairment charges.

Sale of Corporate Headquarters

In December 2025, the Company completed the sale of the largest parcel of its corporate headquarters campus and entered into a short-term leaseback arrangement for the sold parcel, under which the Company will continue to occupy the property until its new headquarters space becomes available, which is expected in mid-2026. While the Company remains committed to vacating the remaining two parcels, these parcels are no longer presented separately from held and used property on the consolidated balance sheet. Accordingly, the remaining parcels with a carrying value of $5.1 million, were reclassified to property and equipment, net.

11.   GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were as follows:

($ thousands)	January 31, 2026	February 1, 2025
Intangible Assets
Famous Footwear	$2,800	$2,800
Brand Portfolio (1)	354,883	342,083
Total intangible assets	357,683	344,883
Accumulated amortization	(168,922)	(157,565)
Total intangible assets, net	188,761	187,318
Goodwill
Brand Portfolio (2)	15,386	4,956
Total goodwill	15,386	4,956
Goodwill and intangible assets, net	$204,147	$192,274
(1)	The carrying amount of intangible assets as of January 31, 2026 and February 1, 2025 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of January 31, 2026 and February 1, 2025 is presented net of accumulated impairment charges of $415.7 million.

As further described in Note 3 of the consolidated financial statements, the Company acquired Stuart Weitzman on August 4, 2025. The allocation of the purchase price resulted in trademark intangible assets of $12.8 million and incremental goodwill of $10.4 million. The trademark is being amortized on a straight-line basis over its useful life of 20 years.

The Company’s intangible assets as of January 31, 2026 and February 1, 2025 were as follows:

($ thousands)	January 31, 2026
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$312,288	$149,492	$(10,200)	$152,596
Trade names	Indefinite	107,400	—	(92,000)	15,400
Customer relationships	15 - 16	44,200	19,430	(4,005)	20,765
		$463,888	$168,922	$(106,205)	$188,761

	February 1, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$140,424	$(10,200)	$148,864
Trade names	Indefinite	107,400	—	(92,000)	15,400
Customer relationships	15 - 16	44,200	17,141	(4,005)	23,054
		$451,088	$157,565	$(106,205)	$187,318

Amortization expense related to intangible assets was $11.4 million in 2025, $11.0 million in 2024 and $12.1 million in 2023.  The Company estimates $11.7 million of amortization expense related to intangible assets in 2026, $11.5 million in 2027 and $11.3 million in 2028, 2029 and 2030.

Goodwill is tested for impairment at least annually, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  During 2025 and 2024, the goodwill impairment testing was performed as of the first day of the fourth fiscal quarter, which resulted in no impairment charges.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company did not record any impairment charges for intangible assets during 2025, 2024 or 2023.

12.    FINANCING ARRANGEMENTS

Credit Agreement

The Company maintains a revolving credit facility for working capital needs.  The Company is the lead borrower, and certain wholly-owned subsidiaries, including Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC, Vionic International LLC and Blowfish, LLC are each co-borrowers and guarantors.

On June 27, 2025, the Company entered into a Seventh Amendment to Fourth Amended and Restated Credit Agreement (as so amended, the "Credit Agreement") which, among other modifications, increased the amount available under the revolving credit facility by $200.0 million to an aggregate amount of up to $700.0 million, subject to borrowing base restrictions, and may be increased by up to $250.0 million. The Credit Agreement matures on June 27, 2030.

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

Interest on borrowings is at variable rates based on the secured overnight financing rate (“SOFR “) or the prime rate (as defined in the Credit Agreement), plus a spread.  The interest rate and fees for letters of credit vary based upon the level of excess availability under the Credit Agreement.  There is a fee payable on the unused portion under the facility and a letter of credit fee payable on the outstanding face amount under letters of credit.

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

The Credit Agreement contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to similar obligations, certain events of bankruptcy and insolvency, judgment defaults and the failure of any guaranty or security document supporting the agreement to be in full force and effect.  If an event of default occurs, the collateral agent may assume dominion and control over the Company’s cash (a “cash dominion event”) until such event of default is cured or waived or the excess availability exceeds an amount as defined in the Credit Agreement for 30 consecutive days, provided that a cash dominion event shall be deemed continuing (even if an event of default is no longer continuing and/or excess availability exceeds the required amount for 30 consecutive business days) after a cash dominion event has occurred and been discontinued on two occasions in any 12-month period.  The Credit Agreement also contains certain other covenants and restrictions.  The Company was in compliance with all covenants and restrictions under the Credit Agreement as of January 31, 2026.

The maximum amount of borrowings outstanding under the Credit Agreement at the end of any month was $387.5 million and $261.5 million in 2025 and 2024, respectively.  As of January 31, 2026, the Company had $296.5 million of borrowings outstanding and $8.6 million in letters of credit outstanding under the Credit Agreement, with total additional borrowing availability of $207.7 million.  Average daily borrowings were $297.5 million and $201.5 million in 2025 and 2024, respectively, and the weighted-average interest rates approximated 5.7% and 6.2% for the respective periods.

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

The Company regularly analyzes the results of all of its stores and assesses the viability of underperforming stores to determine whether events or circumstances exist that indicate the stores should be closed or whether the carrying amount of their long-lived assets may not be recoverable.  After allowing for an appropriate start-up period and consideration of any unusual nonrecurring events, property and equipment at stores and the lease right-of-use assets indicated as impaired are written down to fair value as calculated using a discounted cash flow method.  The fair value of the lease right-of-use assets and property and equipment is determined utilizing projected cash flows for each store location, discounted using a risk-adjusted discount rate, subject to a market floor based on current market lease rates.  Refer to Note 14 to the consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in its retail stores.

The weighted-average lease term and discount rate as of January 31, 2026 and February 1, 2025 were as follows:

	January 31, 2026	February 1, 2025
Weighted-average remaining lease term (in years)	5.7	6.1
Weighted-average discount rate	5.5%	5.2%

During 2025, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $150.7 million on the consolidated balance sheets.  As of January 31, 2026, the Company has entered into lease commitments for six retail locations for which the leases have not yet commenced.  The Company anticipates that the leases for four of the new retail locations will begin in the next fiscal year and two will begin in fiscal year 2027.  Upon commencement, right-of-use assets and lease liabilities of approximately $6.5 million and $2.0 million will be recorded on the consolidated balance sheets in 2026 and 2027, respectively.  In addition, the Company has entered into a lease commitment for its corporate headquarters that will begin in fiscal 2026.  Upon commencement, right-of-use assets and lease liabilities of approximately $52.0 million will be recorded.

The components of lease expense for 2025, 2024 and 2023 were as follows:

($ thousands)	2025	2024	2023
Operating lease expense	$169,000	$160,832	$156,849
Variable lease expense	42,865	46,672	42,983
Short-term lease expense	963	1,149	2,757
Total lease expense	$212,828	$208,653	$202,589

The aggregate future annual lease payments at January 31, 2026 were as follows:

($ thousands)
2026	$192,041
2027	136,421
2028	102,482
2029	73,715
2030	53,240
Thereafter	135,575
Total minimum operating lease payments	$693,474
Less imputed interest	(98,843)
Present value of lease obligations	$594,631

Supplemental cash flow information related to leases is as follows:

($ thousands)	2025	2024	2023
Cash paid for lease obligations	$187,685	$158,156	$181,420

14.   FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company follows ASC Topic 820, Fair Value Measurement, which establishes a framework for measuring fair value and requires disclosures about fair value measurements. Fair value measurement disclosure requirements specify a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (“observable inputs”) or reflect the Company’s own assumptions of market participant valuation (“unobservable inputs”). In accordance with the fair value guidance, the inputs to valuation techniques used to measure fair value are categorized into three levels based on the reliability of the inputs as follows:

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

Non-Qualified Deferred Compensation Plan Assets and Liabilities

As discussed in Note 6 to the consolidated financial statements, the Company maintains the Deferred Compensation Plan for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The fair value is based on unadjusted quoted market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Non-Qualified Restoration Plan Assets and Liabilities

As discussed in Note 6 to the consolidated financial statements, in 2023, the Company adopted the Restoration Plan for the benefit of certain members of executive management.  The Restoration Plan provides an incremental retirement benefit to key executives whose contributions to qualified retirement plans are limited by Internal Revenue Service annual compensation maximums.  The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan.  The fair value is based on unadjusted quote market prices for the funds in active markets with sufficient volume and frequency (Level 1).

Deferred Compensation Plan for Non-Employee Directors

As discussed in Note 6 to the consolidated financial statements, non-employee directors are eligible to participate in a deferred compensation plan with deferred amounts valued as if invested in the Company’s common stock through the use of PSUs. Under the plan, each participating director’s account is credited with the number of PSUs equal to the number of shares of the Company’s common stock that the participant could purchase or receive with the amount of the deferred compensation, based upon the average of the high and low prices of the Company’s common stock on the last trading day of the fiscal quarter when the cash compensation was earned. Dividend equivalents are paid on PSUs at the same rate as dividends on the Company’s common stock and are re-invested in additional PSUs at the next fiscal quarter-end. The liabilities of the plan are based on the fair value of the outstanding PSUs and are presented in other accrued expenses (current portion) or other liabilities in the accompanying consolidated balance sheets. Gains and losses resulting from changes in the fair value of the PSUs are presented in selling and administrative expenses in the Company’s consolidated statements of earnings. The fair value of each PSU is based on an unadjusted quoted market price for the Company’s common stock in an active market with sufficient volume and frequency on each measurement date (Level 1).

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at January 31, 2026 and February 1, 2025.  During 2025, 2024 or 2023, the Company did not have any transfers between into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
January 31, 2026:
Non-qualified deferred compensation plan assets	$12,717	12,717	$—	$—
Non-qualified deferred compensation plan liabilities	(12,717)	(12,717)	—	—
Non-qualified restoration plan assets	521	521	—	—
Non-qualified restoration plan liabilities	(521)	(521)	—	—
Deferred compensation plan liabilities for non-employee directors	(856)	(856)	—	—
Restricted stock units for non-employee directors	(769)	(769)	—	—
February 1, 2025:
Non-qualified deferred compensation plan assets	10,939	10,939	—	—
Non-qualified deferred compensation plan liabilities	(10,939)	(10,939)	—	—
Non-qualified restoration plan assets	444	444	—	—
Non-qualified restoration plan liabilities	(444)	(444)	—	—
Deferred compensation plan liabilities for non-employee directors	(1,039)	(1,039)	—	—
Restricted stock units for non-employee directors	(1,130)	(1,130)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to expected historical or projected future operating results, a significant change in the manner of the use of the asset or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC 820, Fair Value Measurement. Long-lived assets held and used with a carrying amount of $562.4 million, $626.2 million and $579.1 million in 2025, 2024 and 2023, respectively, were assessed for indicators of impairment. This assessment resulted in the impairment charges presented in the table below, primarily for operating lease right-of-use assets, leasehold improvements, and furniture and fixtures in the Company’s retail stores, as well as capitalized software.

($ thousands)	2025	2024	2023
Long-Lived Asset Impairment Charges:
Famous Footwear	$1,718	$1,448	$749
Brand Portfolio	—	416	—
Total long-lived asset impairment charges	$1,718	$1,864	$749

The Company performed its annual impairment review of intangible assets, which involves estimating the fair value using significant unobservable inputs (Level 3). The intangible asset impairment reviews performed in 2025, 2024 and 2023 resulted in no impairment charges.

During 2025 and 2024, the Company performed qualitative assessments of goodwill as of the first day of the fourth fiscal quarter and during 2023 Company performed a quantitative assessment of goodwill.  The reviews indicated no impairment. Refer to Note 1 and Note 11 to the consolidated financial statements for additional information related to the goodwill impairment tests.

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments.

The fair values of the borrowings under revolving credit agreement of $296.5 million and $219.5 million as of January 31, 2026 and February 1, 2025, respectively, approximate the carrying values due to the short-term nature of the borrowings. (Level 1).

15.   SHAREHOLDERS’ EQUITY

Company Stock

The Company’s common stock, which has a $0.01 par value per share, is listed for trading under the ticker symbol “CAL” on the New York Stock Exchange.  Holders of the common shares are entitled to one vote per share. The Company is also authorized to issue preferred shares with a $1.00 par value per share.

The following table provides additional information regarding the Company’s common and preferred stock:

(in thousands)	January 31, 2026		February 1, 2025
	Common	Preferred	Common	Preferred
Authorized shares	100,000	1,000	100,000	1,000
Outstanding shares	33,850	—	33,632	—

Stock Repurchase Programs

On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of the Company’s outstanding common stock of up to 7.0 million shares.  The Company can use the repurchase programs to repurchase shares on the open market or in private transactions from time to time, depending on market conditions.  The repurchase programs do not have an expiration date.  Repurchases of common stock are limited under the Company’s debt agreements.  During 2025, 2024 and 2023, the Company repurchased 300,000, 1,938,324 shares and 763,000 shares, respectively, under the 2022 Program.  There are 3,666,055 additional shares authorized to be repurchased under the 2022 Program as of January 31, 2026.

Repurchases Related to Employee Share-based Awards

During 2025, 2024 and 2023, employees tendered 247,249, 249,678 and 449,285 shares, respectively, related to certain share-based awards.  These shares were tendered to satisfy tax withholding amounts for restricted stock, stock performance awards and non-qualified stock options.  Accordingly, these share repurchases are not considered a part of the Company’s publicly announced stock repurchase programs.

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss, net of tax, by component for 2025, 2024 and 2023:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance January 28, 2023	$(1,213)	$(25,537)	$(26,750)
Other comprehensive income (loss) before reclassifications	115	(10,506)	(10,391)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	3,552	3,552
Tax benefit	—	(915)	(915)
Net reclassifications	—	2,637	2,637
Other comprehensive income (loss)	115	(7,869)	(7,754)
Balance February 3, 2024	$(1,098)	$(33,406)	$(34,504)
Other comprehensive loss before reclassifications	(4,691)	(1,284)	(5,975)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	8,695	8,695
Tax benefit	—	(2,238)	(2,238)
Net reclassifications	—	6,457	6,457
Other comprehensive (loss) income	(4,691)	5,173	482
Balance February 1, 2025	$(5,789)	$(28,233)	$(34,022)
Other comprehensive income before reclassifications	8,292	2,268	10,560
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	6,578	6,578
Tax benefit	—	(1,692)	(1,692)
Net reclassifications	—	4,886	4,886
Other comprehensive income	8,292	7,154	15,446
Balance January 31, 2026	$2,503	$(21,079)	$(18,576)
(1)	Amounts reclassified are included in other (expense) income, net. Refer to Note 6 to the consolidated financial statements for additional information related to pension and other postretirement benefits.

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

Share-based compensation expense of $12.4 million, $15.1 million and $14.8 million was recognized in 2025, 2024 and 2023, respectively, as a component of selling and administrative expenses.  The following table details the share-based compensation expense by plan for 2025, 2024 and 2023:

($ thousands)	2025	2024	2023
Expense for share-based compensation plans, net of forfeitures:
Restricted stock	$10,218	$12,746	$12,579
Stock performance awards	1,182	1,410	1,183
Restricted stock units	1,027	989	1,042
Total share-based compensation expense	$12,427	$15,145	$14,804

The Company issued 518,248, 80,069 and 537,267 shares of common stock in 2025, 2024 and 2023, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

The Company recognized excess tax benefits of $1.0 million, $2.6 million and $3.1 million in 2025, 2024 and 2023, respectively, related to restricted stock vestings and dividends and performance share award vestings.  The excess tax benefit or provision for the respective periods were recorded in income tax provision on the Company’s consolidated statements of earnings.

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

The following table summarizes restricted stock activity for 2025, 2024 and 2023:

	Number of
	Nonvested	Weighted-
	Restricted	Average Grant
	Shares	Date Fair Value
Nonvested at January 28, 2023	1,603,960	18.57
Granted	603,121	23.13
Vested	(513,238)	13.73
Forfeited	(181,422)	19.15
Nonvested at February 3, 2024	1,512,421	21.96
Granted	346,686	39.77
Vested	(620,800)	21.08
Forfeited	(96,988)	26.08
Nonvested at February 1, 2025	1,141,319	27.60
Granted	958,010	16.61
Vested	(596,615)	23.06
Forfeited	(214,524)	23.05
Nonvested at January 31, 2026	1,288,190	$22.29

Of the 958,010 restricted shares granted during 2025, 48,524 have a cliff-vesting term of one year and 909,486 have a graded vesting term of three years, with 50% vesting after two years and 50% after three years. Of the 346,686 restricted shares granted during 2024, 13,692 shares have a cliff-vesting term of one year and 332,994 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.  Of the 603,121 restricted shares granted during 2023, 23,268 shares have a cliff-vesting term of one year, 7,000 shares have a graded vesting term of three years, with 50% vesting after eighteen months and 50% after three years, 5,800 shares have a graded-vesting term of two years and 567,053 shares have a graded-vesting term of three years, with 50% vesting after two years and 50% after three years.

The total grant date fair value of restricted stock awards vested during the years ended January 31, 2026, February 1, 2025 and February 3, 2024 was $13.8 million, $13.0 million and $7.0 million, respectively.  The total fair value of restricted stock awards that vested during the years ended January 31, 2026, February 1, 2025 and February 3, 2024 was $9.3 million, $23.1 million and $12.2 million, respectively.  As of January 31, 2026, the total remaining unrecognized compensation cost related to nonvested restricted stock grants was $11.4 million, which will be amortized over the weighted-average remaining requisite service period of approximately 1.2 years.

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

During 2025, the Company granted long-term incentive awards payable in cash for the 2025-2027 performance period, with a target value of $6.7 million and a maximum value of $13.4 million.  This award, which vests after a three-year period, is dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated value of this award, which is reflected within other liabilities on the consolidated balance sheet as of January 31, 2026, is being accrued over the three-year performance period.

The following table summarizes performance share award activity for 2025, 2024 and 2023:

	Number of Nonvested	Number of Nonvested
	Performance Share	Performance Share
	Awards at Target	Awards at Maximum	Weighted-Average
	Level	Level	Grant Date Fair Value
Nonvested at January 28, 2023	281,000	562,000	13.64
Granted	276,434	276,434	23.12
Vested	(273,918)	(547,836)	13.64
Forfeited	(14,868)	(21,950)	18.65
Nonvested at February 3, 2024	268,648	268,648	23.12
Granted	165,854	165,854	41.05
Vested	—	—	—
Forfeited	(21,886)	(21,886)	23.12
Nonvested at February 1, 2025	412,616	412,616	30.33
Granted	—	—	—
Vested	—	—	—
Forfeited	(106,560)	(106,560)	29.19
Nonvested at January 31, 2026	306,056	306,056	$30.72

The total fair value of performance share awards that vested during the years ended January 31, 2026, February 1, 2025 and February 3, 2024 was zero, zero and $13.8 million, respectively.  As of January 31, 2026, the remaining unrecognized compensation cost related to nonvested performance share awards for the 2023 and 2024 performance awards was $0.6 million, which will be recognized over the remaining service period of 0.5 years.

During 2022, the Company granted long-term incentive awards payable in cash for the 2022-2024 performance period, with a target value of $8.3 million and a maximum value of $16.6 million.  This award, which vested after a three-year period, was dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated value of this award, which is reflected within other accrued expenses on the consolidated balance sheets, was being accrued over the three-year performance period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units (“RSUs”) payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year), earn dividend equivalent units and are payable in cash or common stock on the date the director terminates service or such earlier date as a director may elect, subject to restrictions, based on the then current fair value of the Company’s common stock.  Dividend equivalents are paid on outstanding RSUs at the same rate as dividends on the Company’s common stock, are automatically re-invested in additional RSUs and vest immediately as of the payment date for the dividend.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value immediately.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s consolidated statements of earnings.  Refer to Note 6 and Note 14 to the consolidated financial statements for information regarding the deferred compensation plan for non-employee directors.

The following table summarizes restricted stock unit activity for the year ended January 31, 2026:

					Nonvested
	Outstanding			Accrued (3)	RSUs
					Weighted-
	Number of	Number of	Total	Total	Average
	Vested	Nonvested	Number of	Number of	Grant Date
	RSUs	RSUs	RSUs (2)	RSUs	Fair Value
February 1, 2025	452,293	33,183	485,476	474,414	$28.38
Granted (1)	8,813	74,068	82,882	58,619	13.20
Vested	28,666	(28,666)	—	9,128	19.10
Settled	(7,926)	—	(7,926)	(7,926)	13.30
January 31, 2026	481,846	78,585	560,432	534,235	$17.46
(1)	Granted RSUs include 10,096 RSUs resulting from dividend equivalents paid on outstanding RSUs, of which 8,813 related to outstanding vested RSUs and 1,282 to outstanding nonvested RSUs.
(2)	Total number of RSUs as of January 31, 2026 includes 420,481 RSUs payable in shares and 139,951 RSUs payable in cash.
(3)	Accrued RSUs include all fully vested awards and a pro-rata portion of nonvested awards based on the elapsed portion of the vesting period.

The following table summarizes RSUs granted, vested and settled during 2025, 2024 and 2023:

($ thousands, except per unit amounts)	2025	2024	2023
Weighted-average grant date fair value of RSUs granted (1)	$13.28	$34.40	$19.92
Fair value of RSUs vested	$338	$859	$1,186
RSUs settled	7,926	78,791	17,017
(1)	Includes dividend equivalents granted on outstanding RSUs, which vest immediately.

The following table details the RSU compensation (income) expense and the related income tax provision (benefit) for 2025, 2024 and 2024:

($ thousands)	2025	2024	2023
Compensation (income) expense	$(361)	$(609)	$579
Income tax provision (benefit)	93	157	(149)
Compensation (income) expense, net of tax	$(268)	$(452)	$430

The aggregate fair value of RSUs outstanding and currently vested at January 31, 2026 is $6.6 million and $5.7 million, respectively.  The liabilities associated with the accrued RSUs totaled $0.8 million and $1.1 million as of January 31, 2026 and February 1, 2025, respectively.

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

The cumulative expenditures for both on-site and off-site remediation through January 31, 2026 were $35.3 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at January 31, 2026 is $8.8 million, of which $8.1 million is recorded within other liabilities and $0.7 million is recorded within other accrued expenses.  Of the total $8.8 million reserve, $4.5 million is for off-site remediation and $4.3 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $11.9 million as of January 31, 2026.  The Company expects to spend approximately $0.1 million in the next year, $0.1 million in each of the following four years and $11.4 million in the aggregate thereafter related to the on-site remediation.

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

18. SUBSEQUENT EVENTS

U.S. Tariff Update

On February 20, 2026, the U.S. Supreme Court issued a ruling that invalidated certain tariffs previously imposed under IEEPA. The ultimate availability, timing and amount of any potential refunds associated with these tariffs remains highly uncertain and are subject to further legal, regulatory and administrative processes. Following the Supreme Court’s decision, the Trump Administration announced intentions to invoke alternative statutory authorities to continue collecting tariffs and also introduced new tariffs on imports from all countries, in addition to existing non-IEEPA tariffs. Significant uncertainty persists regarding the duration and scope of both existing and newly announced tariffs, including potential adjustments, suspensions or expansions, as well as possible retaliatory actions by foreign governments. The Company continues to actively monitor these developments and evaluate their potential impacts on its business, financial condition and results of operations.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
	Balance at	Charged to	Charged to Other				Balance at
	Beginning	Costs and	Accounts -		Deductions -		End of
Description	of Period	Expenses	Describe		Describe		Period
($ thousands)
YEAR ENDED JANUARY 31, 2026
Deducted from assets or accounts:
Allowance for expected credit losses	$8,323	$6,939	$575	(D)	$(1,684)	(A)	$17,521
Customer allowances	15,834	24,766	—		21,730	(B)	18,870
Customer discounts	1,833	15,194	—		15,087	(B)	1,940
Inventory markdowns and other	17,694	14,050	21,180	(D)	19,715	(C)	33,209
Deferred tax asset valuation allowance	3,406	5,319	—		—		8,725
YEAR ENDED FEBRUARY 1, 2025
Deducted from assets or accounts:
Allowance for expected credit losses	$8,820	$(815)	$—		$(318)	(A)	$8,323
Customer allowances	17,372	24,967	—		26,505	(B)	15,834
Customer discounts	4,125	11,461	—		13,753	(B)	1,833
Inventory markdowns and other	20,935	36,791	—		40,032	(C)	17,694
Deferred tax asset valuation allowance	7,153	(3,747)	—		—		3,406
YEAR ENDED FEBRUARY 3, 2024
Deducted from assets or accounts:
Allowance for expected credit losses	$8,903	$1,018	$—		$1,101	(A)	$8,820
Customer allowances	18,624	28,535	—		29,787	(B)	17,372
Customer discounts	3,293	9,904	—		9,072	(B)	4,125
Inventory markdowns and other	43,911	36,485	—		59,461	(C)	20,935
Deferred tax asset valuation allowance	39,540	(32,387)	—		—		7,153

(A)	Accounts written off, net of recoveries.
(B)	Discounts and allowances granted to wholesale customers of the Brand Portfolio segment.
(C)	Adjustment upon sale of related inventories.
(D)	Established through purchase accounting related to the Stuart Weitzman acquisition.

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

A control system, no matter how well-conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved. As of January 31, 2026, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting or in other factors during the quarter ended January 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As permitted by the rules and regulations of the SEC, management’s assessment of the effectiveness of internal control over financial reporting did not include the internal controls of Stuart Weitzman, which was acquired on August 4, 2025.

ITEM 9BOTHER INFORMATION

During the thirteen weeks ended January 31, 2026 no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9CDISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding Directors of the Company is set forth under the caption Proposal 1 – Election of Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

Information regarding Executive Officers of the Registrant is set forth under the caption Information about our Executive Officers that can be found in Item 1 of this report, which information is incorporated herein by reference.

Information regarding Section 16, Beneficial Ownership Reporting Compliance, is set forth under the caption Delinquent Section 16(a) Reports in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

Information regarding the Audit Committee and the Audit Committee financial expert is set forth under the caption Board Meetings and Committees in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

Information regarding the Corporate Governance Guidelines, Code of Business Conduct, and Code of Ethics is set forth under the caption Corporate Governance in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

ITEM 11EXECUTIVE COMPENSATION

Information regarding Executive Compensation is set forth under the captions Compensation Discussion and Analysis, Executive Compensation, and Compensation of Non-Employee Directors in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information (other than the information set forth under “Pay Versus Performance”) is incorporated herein by reference.

Information regarding the Culture, Compensation and People Committee Report is set forth under the caption Culture, Compensation and People Committee Report in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

Information regarding Compensation Committee Interlocks and Insider Participation is set forth under the caption Culture, Compensation and People Committee Interlocks and Insider Participation in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Company Stock Ownership by Directors, Officers and Principal Holders of Our Stock is set forth under the caption Stock Ownership by Directors, Executive Officers and 5% Shareholders in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of January 31, 2026:

Number of
securities
remaining
available for
future
	Number of				issuance
	securities to be		Weighted-		under equity
	issued upon		average		compensation
	exercise of		exercise price		plans
	outstanding		of outstanding		(excluding
	options,		options,		securities
	warrants and		warrants and		reflected in
	rights		rights		column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	306,056	(1)	$—	(1)	1,047,553	(2)
Equity compensation plans not approved by security holders	—		—		—
Total	306,056		$—		1,047,553
(1)	Column (a) includes 306,056 performance share units payable in stock, which reflects the maximum number of shares to be issued under the performance share plans. The target number of shares to be issued under the plans is 306,056. Performance share awards were disregarded for purposes of computing the weighted-average exercise price in column (b). There were no outstanding (vested and nonvested) stock options as of January 31, 2026. This table excludes independent directors’ deferred compensation units and restricted stock units payable in cash.
(2)	Represents our remaining shares available for award grants based upon the provisions of the plans, which reflect our practice to reserve shares for outstanding awards. The number of securities available for grant has been reduced for performance share awards payable in stock. Performance share awards are reserved based on the maximum payout level.

Information regarding share-based plans is set forth in Note 16 to the consolidated financial statements and is hereby incorporated by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding Certain Relationships and Related Transactions is set forth under the caption Related Party Transactions in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

Information regarding Director Independence is set forth under the caption Director Independence in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding our Principal Accountant Fees and Services is set forth under the caption Fees Paid to Independent Registered Public Accountants in the Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2026, which information is incorporated herein by reference.

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

3.1	Restated Certificate of Incorporation of Caleres, Inc. incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed June 1, 2020.
3.2	Bylaws of the Company as amended through December 10, 2025, incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q filed December 11, 2025.
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

10.2e*

Form of Restricted Stock Award Agreement (for employee grants commencing March 2021) under the Company’s Incentive and Stock Compensation Plan of 2017, incorporated herein by reference to Exhibit 10.4j to the Company’s 10-K for the year ended January 31, 2021, and filed March 30, 2021.

10.2f*

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

10.3h*

Form of Performance Award Agreement (for 2025 – 2027 performance period) under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit 10.3h to the Company’s Form 10-K for the year ended February 1, 2025, and filed April 1, 2025.

10.3i*

Form of Restricted Award Agreement (for employee grants commencing March 2025) under the Company’s Incentive and Stock Compensation Plan of 2022, incorporated herein by reference to Exhibit 10.3h to the Company’s Form 10-K for the year ended February 1, 2025, and filed April 1, 2025.

†10.3j*	Form of Performance Award Agreement (for 2026 – 2028 performance period) under the Company’s Incentive and Stock Compensation Plan of 2022, filed herewith.
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

†10.14*	Severance Agreement, effective February 2, 2025, between the Company and Brian P. Costello, filed herewith.
†10.15*	Severance Agreement, effective November 11, 2025, between the Company and Kathleen K. Welter, filed herewith.
10.16*	Caleres, Inc. Nonqualified Restoration Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2023, and filed December 5, 2023.
†19	Insider Trading Policy
†21	Subsidiaries of the registrant.
†23	Consent of Independent Registered Public Accounting Firm.
†24	Power of attorney (contained on signature page).
†31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†32.1	Certification of the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Caleres, Inc. Incentive Compensation Recovery Policy, incorporated herein by reference to Exhibit 97.1 to the Company’s Form 10-K for the year ended February 3, 2024, and filed April 2, 2024.
†101.INS	Inline XBRL Instance Document
†101.SCH	Inline XBRL Taxonomy Extension Schema Document
†101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
†101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
†101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
†101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
†104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

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

CALERES, INC.

By:	/s/ Daniel L. Karpel
Daniel L. Karpel
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer

Date: April 2, 2026

Know all men by these presents, that each person whose signature appears below constitutes and appoints John W. Schmidt and Daniel L. Karpel his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, on the dates and in the capacities indicated.

Signatures	Date	Title

/s/ John W. Schmidt		President, Chief Executive Officer and Director
John W. Schmidt	April 2, 2026	(Principal Executive Officer)

/s/ Daniel L. Karpel		Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
Daniel L. Karpel	April 2, 2026	(Principal Financial Officer)

/s/ Lisa A. Flavin
Lisa A. Flavin	April 2, 2026	Director

/s/ Brenda C. Freeman
Brenda C. Freeman	April 2, 2026	Director

/s/ Kyle F. Gendreau
Kyle F. Gendreau	April 2, 2026	Director

/s/ Lori H. Greeley
Lori H. Greeley	April 2, 2026	Director

/s/ Mahendra R. Gupta
Mahendra R. Gupta	April 2, 2026	Director

/s/ Ward M. Klein
Ward M. Klein	April 2, 2026	Director

/s/ Steven W. Korn
Steven W. Korn	April 2, 2026	Director

/s/ Molly Langenstein
Molly Langenstein	April 2, 2026	Director

/s/ Wenda Harris Millard
Wenda Harris Millard	April 2, 2026	Director

/s/ Bruce K. Thorn
Bruce K. Thorn	April 2, 2026	Director