Form 10-Q
period 2026-05-02
CALERES INC
filed 2026-06-09
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 2, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of May 29, 2026, 33,589,744 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	May 2, 2026	May 3, 2025	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$37,737	$33,139	$29,769
Receivables, net	173,912	160,433	147,216
Inventories, net	609,102	573,615	610,471
Income taxes	4,455	4,675	5,442
Property and equipment, held for sale	—	16,777	—
Prepaid expenses and other current assets	87,392	57,753	69,876
Total current assets	912,598	846,392	862,774
Prepaid pension costs	86,543	79,452	85,289
Lease right-of-use assets	571,812	559,713	562,327
Property and equipment, net	201,691	185,069	202,939
Deferred income taxes	5,621	5,193	5,603
Goodwill and intangible assets, net	201,884	189,515	204,147
Other assets	41,937	42,362	42,711
Total assets	$2,022,086	$1,907,696	$1,965,790

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$347,500	$258,500	$296,500
Trade accounts payable	190,514	212,514	191,150
Income taxes	14,022	8,746	8,049
Lease obligations	126,715	118,781	127,034
Other accrued expenses	204,483	171,715	222,807
Total current liabilities	883,234	770,256	845,540
Other liabilities:
Noncurrent lease obligations	475,069	472,981	467,597
Deferred income taxes	28,235	32,146	27,909
Other liabilities	16,176	19,409	15,788
Total other liabilities	519,480	524,536	511,294
Equity:
Common Stock	334	338	338
Additional paid-in capital	199,545	190,091	198,880
Accumulated other comprehensive loss	(17,815)	(27,173)	(18,576)
Retained earnings	430,012	441,923	421,209
Total Caleres, Inc. shareholders’ equity	612,076	605,179	601,851
Noncontrolling interests	7,296	7,725	7,105
Total equity	619,372	612,904	608,956
Total liabilities and equity	$2,022,086	$1,907,696	$1,965,790

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 2, 2026	May 3, 2025
Net sales	$666,599	$614,221
Cost of goods sold	351,127	335,527
Gross profit	315,472	278,694
Selling and administrative expenses	293,729	266,483
Restructuring and other special charges, net	(2,126)	627
Operating earnings	23,869	11,584
Interest expense, net	(4,682)	(3,795)
Other income, net	1,166	686
Earnings before income taxes	20,353	8,475
Income tax provision	(6,603)	(2,529)
Net earnings	13,750	5,946
Net loss attributable to noncontrolling interests	(527)	(997)
Net earnings attributable to Caleres, Inc.	$14,277	$6,943

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.42	$0.21

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.42	$0.21

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 2, 2026	May 3, 2025
Net earnings	$13,750	$5,946
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(454)	5,808
Pension and other postretirement benefits adjustments	1,083	1,088
Other comprehensive income, net of tax	629	6,896
Comprehensive income	14,379	12,842
Comprehensive loss attributable to noncontrolling interests	(659)	(950)
Comprehensive income attributable to Caleres, Inc.	$15,038	$13,792

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Thirteen Weeks Ended
($ thousands)	May 2, 2026	May 3, 2025
Operating Activities
Net earnings	$13,750	$5,946
Adjustments to reconcile net earnings to net cash used for operating activities:
Depreciation	12,071	10,770
Amortization of capitalized software	1,242	1,255
Amortization of intangible assets	2,871	2,759
Amortization of debt issuance costs	171	102
Share-based compensation expense	2,747	2,843
Gain on disposal of property and equipment	(3,337)	(240)
Impairment charges for property, equipment, and lease right-of-use assets	290	277
Adjustment to expected credit losses	476	1,969
Deferred income taxes	326	7
Changes in operating assets and liabilities:
Receivables	(35,299)	(5,620)
Inventories	(1,630)	(10,032)
Prepaid expenses and other current and noncurrent assets	(8,655)	(2,346)
Trade accounts payable	(693)	(24,933)
Accrued expenses and other liabilities	(17,230)	(1,759)
Income taxes, net	6,939	11,275
Other, net	(1,818)	2,070
Net cash used for operating activities	(27,779)	(5,657)

Investing Activities
Purchases of property and equipment	(11,193)	(20,542)
Proceeds from sale of headquarters	3,951	—
Capitalized software	(1,080)	(604)
Adjustment to acquisition of Stuart Weitzman	(307)	—
Net cash used for investing activities	(8,629)	(21,146)

Financing Activities
Borrowings under revolving credit agreement	125,250	135,500
Repayments under revolving credit agreement	(74,250)	(96,500)
Dividends paid	(2,354)	(2,362)
Acquisition of treasury stock	(3,123)	(5,044)
Issuance of common stock under share-based plans, net	(2,083)	(3,067)
Contributions by noncontrolling interests	850	1,750
Net cash provided by financing activities	44,290	30,277
Effect of exchange rate changes on cash and cash equivalents	86	29
Increase in cash and cash equivalents	7,968	3,503
Cash and cash equivalents at beginning of period	29,769	29,636
Cash and cash equivalents at end of period	$37,737	$33,139

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 31, 2026	33,850,012	$338	$198,880	$(18,576)	$421,209	$601,851	$7,105	$608,956
Net earnings (loss)					14,277	14,277	(527)	13,750
Foreign currency translation adjustment				(322)		(322)	(132)	(454)
Pension and other postretirement benefits adjustments, net of tax of $375				1,083		1,083		1,083
Comprehensive income (loss)				761	14,277	15,038	(659)	14,379
Contributions by noncontrolling interests						—	850	850
Dividends ($0.07 per share)					(2,354)	(2,354)		(2,354)
Acquisition of treasury stock	(250,000)	(3)			(3,120)	(3,123)		(3,123)
Issuance of common stock under share-based plans, net	(118,147)	(1)	(2,082)			(2,083)		(2,083)
Share-based compensation expense			2,747			2,747		2,747
BALANCE MAY 2, 2026	33,481,865	$334	$199,545	$(17,815)	$430,012	$612,076	$7,296	$619,372

FEBRUARY 1, 2025	33,631,764	$336	$190,320	$(34,022)	$442,390	$599,024	$6,925	$605,949
Net earnings (loss)					6,943	6,943	(997)	5,946
Foreign currency translation adjustment				5,761		5,761	47	5,808
Pension and other postretirement benefits adjustments, net of tax of $376				1,088		1,088		1,088
Comprehensive income (loss)				6,849	6,943	13,792	(950)	12,842
Contributions by noncontrolling interests						—	1,750	1,750
Dividends ($0.07 per share)					(2,362)	(2,362)		(2,362)
Acquisition of treasury stock	(300,000)	(3)			(5,048)	(5,051)		(5,051)
Issuance of common stock under share-based plans, net	483,778	5	(3,072)			(3,067)		(3,067)
Share-based compensation expense			2,843			2,843		2,843
BALANCE MAY 3, 2025	33,815,542	$338	$190,091	$(27,173)	$441,923	$605,179	$7,725	$612,904

See notes to condensed consolidated financial statements.

CALERES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Basis of Presentation and General

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the United States Securities and Exchange Commission (“SEC”) and reflect all adjustments and accruals of a normal recurring nature, which management believes are necessary to present fairly the financial position, results of operations, comprehensive income and cash flows of Caleres, Inc. ("the Company"). These statements, however, do not include all information and footnotes necessary for a complete presentation of the Company’s consolidated financial position, results of operations, comprehensive income and cash flows in conformity with generally accepted accounting principles in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

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

The accompanying condensed consolidated financial statements and footnotes should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026.

Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to the current period presentation. These reclassifications did not affect net earnings attributable to Caleres, Inc.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Noncontrolling Interests

Noncontrolling interests in the Company’s condensed consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. The Company has a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China. The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”). During the thirteen weeks ended May 2, 2026 and May 3, 2025, capital contributions of $1.7 million and $3.5 million were made to CLT, including $0.9 million and $1.8 million received from Brand Investment Holding, respectively.

Net sales and operating losses of CLT for the periods ended May 2, 2026 and May 3, 2025 were as follows:

	Thirteen Weeks Ended
($ thousands)	May 2, 2026	May 3, 2025
Net sales	$9,822	$7,210
Operating loss	(1,054)	(1,996)

The Company consolidates CLT into its condensed consolidated financial statements on a one-month lag. Net loss attributable to noncontrolling interests represents the share of net losses that are attributable to Brand Investment Holding. Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financial institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of May 2, 2026 and May 3, 2025, the Company had $11.9 million and $11.8 million, respectively, of accounts payable subject to the Program arrangements.

The following table is a rollforward of the obligations confirmed under the Program for May 2, 2026, May 3, 2025 and January 31, 2026:

($ thousands)	May 2, 2026	May 3, 2025	January 31, 2026
Confirmed obligations outstanding at the beginning of the period	$25,313	$21,970	$21,970
Invoices confirmed during the period	22,102	26,324	110,129
Confirmed invoices paid during the period	(35,503)	(36,497)	(106,786)
Confirmed obligations outstanding at the end of the period	$11,912	$11,797	$25,313

Sale of Corporate Headquarters

In December 2025, the Company completed the sale of the largest parcel of its corporate headquarters campus and entered into a short-term leaseback arrangement, allowing continued occupancy until its new headquarters space becomes available, which is expected in mid-2026. In April 2026, the Company completed the sale of one of the remaining parcels and similarly entered into a short-term leaseback agreement for continued use of the property through the anticipated relocation date. In connection with the sale, the Company recognized a gain of $3.9 million during the thirteen weeks ended May 2, 2026, which is reflected in restructuring and other special charges, net, in the condensed consolidated statement of earnings. See Note 6 to the condensed consolidated financial statements for further discussion. The Company remains committed to the sale of the remaining parcel of the corporate headquarters campus, which has a carrying value of $4.9 million and is classified as property and equipment, net on the condensed consolidated balance sheet.

Note 2    Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the Annual Report on Form 10-K for the year ended January 31, 2026, did not change during the thirteen weeks ended May 2, 2026.

Impact of Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU permits the adoption of a practical expedient that allows an entity to assume current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable. The Company adopted ASU 2025-05 on a prospective basis during the first quarter of 2026, which did not have a material impact on the consolidated financial statement disclosures.

Impact of Recently Issued Accounting Pronouncements

There have been no additional accounting pronouncements or changes in accounting pronouncements during the thirteen weeks ended May 2, 2026 as compared with the recently issued accounting pronouncements described in our Annual Report on Form 10-K for the year ended January 31, 2026 that are significant or expected to be significant to the Company.

Note 3    Acquisition

On February 16, 2025, the Company entered into a Sale and Purchase Agreement with Tapestry, Inc. (“Tapestry”) to acquire the Stuart Weitzman business (the “Acquisition”).  On August 4, 2025, the Company completed the Acquisition pursuant to the terms and conditions of that Sale and Purchase Agreement, as amended.  The aggregate purchase price for the Acquisition was $109.2 million, net of the cash received at the closing. During the first quarter of 2026, the Company recorded a net measurement period adjustment of $0.6 million related to the finalization of net working capital adjustments, and as of May 2, 2026, the purchase accounting for the Stuart Weitzman acquisition was complete.

Stuart Weitzman, which includes both wholesale and direct-to-consumer channels, has been an iconic global luxury women’s footwear brand for over 35 years.  The Acquisition strengthens the Company’s position in the global footwear market and adds an iconic name in luxury footwear to the Brand Portfolio segment.  Stuart Weitzman maintains a strong presence in North America, Asia and Europe across both wholesale and direct-to-consumer channels.  The acquisition was funded with borrowings from the revolving credit agreement.

Purchase Price Allocation

The acquisition was accounted for in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations.  Accordingly, the assets and liabilities of Stuart Weitzman were recorded at their estimated fair values, and the excess of the purchase price over the fair value of the assets acquired and liabilities assumed, including identified intangible assets, was recorded as goodwill.  The following table summarizes the Company’s allocation of the purchase price as of the acquisition date:

($ thousands)	August 4, 2025
Assets
Current assets:
Cash and cash equivalents	$10,683
Receivables	14,220
Inventories	84,472
Prepaid expenses and other current assets	10,607
Total current assets	119,982

Lease right-of-use assets	21,293
Property and equipment	7,899
Goodwill	11,038
Intangible assets	12,800
Other assets	2,241
Total assets	$175,253

Liabilities and Equity
Current liabilities:
Trade accounts payable	5,458
Lease obligations	10,279
Other accrued expenses	22,045
Total current liabilities	37,782

Other liabilities:
Noncurrent lease obligations	16,496
Other liabilities	1,126
Total other liabilities	17,622
Net assets	$119,849

The allocation of the purchase price was based on certain preliminary valuations and analyses. Subsequent changes in the estimated fair values assumed upon the finalization of more detailed analyses within the measurement period changed the allocation of the purchase price and were adjusted during the period in which the amounts are determined. The Company’s purchase price allocation required management to make assumptions and to apply judgment to estimate the fair value of the acquired assets and liabilities. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The judgments the Company used in estimating the fair values assigned to each class of the acquired assets and assumed liabilities could materially affect the results of its operations. Management estimated the fair value of the assets and liabilities based upon quoted market prices, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows (Level 3 fair value measurements). A third-party valuation specialist assisted the Company with its preliminary fair value estimates for inventory, right-of-use lease assets, property and equipment and intangible assets. The Company used all available information to make its best estimate of fair values at the acquisition date.

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

The financial results of Stuart Weitzman are included in the Brand Portfolio segment beginning in the third quarter of 2025. Stuart Weitzman contributed net sales of $43.9 million and reported an operating loss of $1.3 million for the thirteen weeks ended May 2, 2026. The operating loss does not include $1.8 million ($1.3 million on an after-tax basis, or $0.03 per diluted share) in acquisition and integration-related costs during the thirteen weeks ended May 2, 2026 and the incremental interest expense associated with the transaction. Refer to Note 6 to the condensed consolidated financial statements for additional information related to the acquisition and integration costs and Note 9 for discussion of the intangible assets acquired.

Pro Forma Financial Information

The following unaudited pro forma financial information for the thirteen weeks ended May 2, 2026 and May 3, 2025 combine the historical results of Caleres, Inc. and Stuart Weitzman, assuming the acquisition had been completed as of February 2, 2025. The pro forma financial information includes various adjustments to reflect business combination accounting effects, including the incremental cost of goods sold related to the fair value step-up adjustment on the inventory, acquisition and integration-related transaction costs, interest expense on the incremental borrowings on the revolving credit agreement to fund the acquisition and amortization on the acquired intangible assets, and tax-related effects of the adjustments.

	Thirteen Weeks Ended
($ thousands)	May 2, 2026	May 3, 2025
Net sales	$666,599	$661,032
Net earnings (loss) attributable to Caleres, Inc.	$12,930	$(6,407)

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on February 2, 2025, nor is it necessarily indicative of the results of operations that may be expected in future periods.

Note 4   Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended May 2, 2026
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$268,834	$29,558	$—	$298,392
E-commerce - Company websites (1)	50,053	66,340	—	116,393
E-commerce - wholesale drop-ship (1)	—	30,563	(1,559)	29,004
Total direct-to-consumer sales	318,887	126,461	(1,559)	443,789
Wholesale - e-commerce (1)	—	69,896	—	69,896
Wholesale - landed	—	148,114	(7,432)	140,682
Wholesale - first cost	—	10,046	—	10,046
Licensing and royalty	296	1,732	—	2,028
Other (2)	138	20	—	158
Net sales	$319,321	$356,269	$(8,991)	$666,599

	Thirteen Weeks Ended May 3, 2025
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$281,614	$16,936	$—	$298,550
E-commerce - Company websites (1)	45,590	54,900	—	100,490
E-commerce - wholesale drop-ship (1)	—	31,182	(1,550)	29,632
Total direct-to-consumer sales	327,204	103,018	(1,550)	428,672
Wholesale - e-commerce (1)	—	63,107	—	63,107
Wholesale - landed	—	117,863	(7,300)	110,563
Wholesale - first cost	—	9,818	—	9,818
Licensing and royalty	342	1,577	—	1,919
Other (2)	130	12	—	142
Net sales	$327,676	$295,395	$(8,850)	$614,221
(1)	Collectively referred to as "e-commerce" in the narrative below
(2)	Includes breakage revenue from unredeemed gift cards, which is recognized during the 24-month period following the sale of the gift cards according to the Company’s historical redemption patterns.

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

Information about significant balances from contracts with customers is as follows:

($ thousands)	May 2, 2026	May 3, 2025	January 31, 2026
Customer allowances and discounts	$17,109	$15,135	$14,504
Loyalty programs liability	8,388	8,568	7,828
Returns reserve	22,698	15,861	18,567
Gift card liability	8,187	5,876	8,576

Changes in contract balances with customers between the periods presented generally reflect differences in relative sales volume. In addition, during the thirteen weeks ended May 2, 2026, the loyalty programs liability increased $6.4 million due to points and material rights earned on purchases and decreased $5.8 million due to expirations and redemptions. During the thirteen weeks ended May 3, 2025, the loyalty programs liability increased $6.3 million due to points and material rights earned on purchases and decreased $5.5 million due to expirations and redemptions. The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year. The returns reserve liability generally reflects differences in relative sales volume. The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The following table summarizes the activity in the Company’s allowance for expected credit losses during the thirteen weeks ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
($ thousands)	May 2, 2026	May 3, 2025
Balance, beginning of period	$17,521	$8,323
Adjustment for expected credit losses	476	1,969
Uncollectible account recoveries, net	(52)	(28)
Balance, end of period	$17,945	$10,264

Note 5    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company.  The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended
($ thousands, except per share amounts)	May 2, 2026	May 3, 2025

NUMERATOR
Net earnings	$13,750	$5,946
Net loss attributable to noncontrolling interests	527	997
Net earnings attributable to Caleres, Inc.	$14,277	$6,943
Net earnings allocated to participating securities	(452)	(241)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$13,825	$6,702

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	32,620	32,523
Dilutive effect of share-based awards	130	128
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	32,750	32,651

Basic earnings per common share attributable to Caleres, Inc. shareholders	$0.42	$0.21

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$0.42	$0.21

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has a publicly announced share repurchase program.  The Company repurchased 250,000 and 300,000 shares under this program during the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

Under the provisions of the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), a 1% excise tax is imposed on repurchases of common stock beginning on January 1, 2023.  Excise taxes incurred on share repurchases are incremental costs to purchase the stock, and accordingly, are included in the total cost basis of the common stock acquired and reflected as a reduction of shareholders’ equity within retained earnings in the condensed consolidated statements of shareholders’ equity. There were no excise taxes due on share repurchases during the thirteen weeks ended May 2, 2026. An immaterial amount of excise taxes were due on share repurchases during the thirteen weeks ended May 3, 2025.

Note 6 Restructuring and Other Special Charges

Gain on Sale of Corporate Headquarters

During the thirteen weeks ended May 2, 2026, the Company completed the sale of one of the remaining parcels comprising its corporate headquarters in Clayton, Missouri. The transaction resulted in a gain of $3.9 million ($2.9 million on an after-tax basis, or $0.07 per diluted share), which is reflected in the restructuring and other special charges in the condensed consolidated statement of earnings within the Eliminations and Other category.

Stuart Weitzman Acquisition and Integration Costs

As discussed in Note 3 to the condensed consolidated financial statements, on August 4, 2025, the Company completed the previously announced acquisition of Stuart Weitzman from Tapestry, Inc., and successfully completed the Stuart Weitzman systems integration on February 1, 2026. During the thirteen weeks ended May 2, 2026, the Company incurred information technology, office relocation and other related costs associated with the acquisition of approximately $1.8 million ($1.3 million on an after-tax basis, or $0.03 per diluted share). Of the $1.8 million in costs for the thirteen weeks ended May 2, 2026, $1.4 million is reflected in the Eliminations and Other category and $0.4 million is reflected in the Brand Portfolio segment in restructuring and other special charges in the condensed consolidated statement of earnings.

During the thirteen weeks ended May 3, 2025, the Company incurred legal and other related costs of approximately $0.6 million ($0.5 million on an after-tax basis, or $0.01 per diluted share) associated with the acquisition of Stuart Weitzman. These costs were reflected in restructuring and other special charges in the condensed consolidated statement of earnings for the thirteen weeks ended May 3, 2025 in the Eliminations and Other category.

Restructuring Reserves

The following table summarizes the activity in the Company’s restructuring reserves related to the Stuart Weitzman acquisition and associated integration costs during the thirteen weeks ended May 2, 2026. There were no restructuring reserves related to the Stuart Weitzman acquisition as of May 3, 2025.

($ thousands)	May 2, 2026
Balance, beginning of the period	$4,906
Net additions	136
Utilized during the period	(2,513)
Balance, end of the period	$2,529

Note 7    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended May 2, 2026
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Net sales (1)	$319,321	$356,269	$(8,991)	$666,599
Cost of goods sold	179,315	181,759	(9,947)	351,127
Gross Profit	140,006	174,510	956	315,472

Less expenses:
Retail stores (2)	90,942	16,193	—	107,135
Information technology	7,161	8,682	495	16,338
Warehousing and distribution	12,840	14,914	(677)	27,077
Advertising and marketing	7,884	27,797	54	35,735
Restructuring and other special charges, net	—	457	(2,583)	(2,126)
Other expenses (3)	21,616	67,376	18,452	107,444
Operating earnings (loss)	$(437)	$39,091	$(14,785)	$23,869

Segment assets	$870,334	$972,678	$179,074	$2,022,086

	Thirteen Weeks Ended May 3, 2025
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Net sales (1)	$327,676	$295,395	$(8,850)	$614,221
Cost of goods sold	179,235	166,108	(9,816)	335,527
Gross Profit	148,441	129,287	966	278,694

Less expenses:
Retail stores (2)	89,621	7,433	—	97,054
Information technology	7,810	7,644	1,398	16,852
Warehousing and distribution	14,000	16,160	(3,080)	27,080
Advertising and marketing	8,655	21,541	139	30,335
Restructuring and other special charges, net	—	—	627	627
Other expenses (3)	23,381	59,094	12,687	95,162
Operating earnings (loss)	$4,974	$17,415	$(10,805)	$11,584

Segment assets	$877,642	$861,984	$168,070	$1,907,696
(1)	Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $9.0 million and $8.9 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.
(2)	Includes compensation and facilities costs associated with the Company’s North America retail stores.
(3)	Primarily includes compensation costs associated with non-retail store operations, depreciation and amortization, and other overhead expenses.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended
($ thousands)	May 2, 2026	May 3, 2025
Operating earnings	$23,869	$11,584
Interest expense, net	(4,682)	(3,795)
Other income, net	1,166	686
Earnings before income taxes	$20,353	$8,475

Note 8    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	May 2, 2026	May 3, 2025	January 31, 2026
Raw materials	$14,760	$14,736	$15,251
Work-in-process	796	617	704
Finished goods	593,546	558,262	594,516
Inventories, net (1)	$609,102	$573,615	$610,471
(1)	Net of adjustment to last-in, first-out cost of $15.7 million, $10.9 million and $14.9 million as of May 2, 2026, May 3, 2025 and January 31, 2026, respectively.

Note 9    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	May 2, 2026	May 3, 2025	January 31, 2026
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	354,883	342,083	354,883
Total intangible assets	357,683	344,883	357,683
Accumulated amortization	(171,793)	(160,324)	(168,922)
Total intangible assets, net	185,890	184,559	188,761
Goodwill
Brand Portfolio (2)	15,994	4,956	15,386
Total goodwill	15,994	4,956	15,386
Goodwill and intangible assets, net	$201,884	$189,515	$204,147
(1)	The carrying amount of intangible assets as of May 2, 2026, May 3, 2025 and January 31, 2026 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of May 2, 2026, May 3, 2025 and January 31, 2026 is presented net of accumulated impairment charges of $415.7 million.

As further described in Note 3 of the condensed consolidated financial statements, the Company acquired Stuart Weitzman on August 4, 2025.  The allocation of the purchase price resulted in trademark intangible assets of $12.8 million and incremental goodwill of $11.0 million.  The trademark is being amortized on a straight-line basis over its useful life of 20 years.

The Company’s intangible assets as of May 2, 2026, May 3, 2025 and January 31, 2026 were as follows:

($ thousands)	May 2, 2026
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$312,288	$(151,790)	$(10,200)	$150,298
Trade names	Indefinite	107,400	—	(92,000)	15,400
Customer relationships	15 - 16	44,200	(20,003)	(4,005)	20,192
		$463,888	$(171,793)	$(106,205)	$185,890

($ thousands)	May 3, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$(142,610)	$(10,200)	$146,678
Trade names	Indefinite	107,400	—	(92,000)	15,400
Customer relationships	15 - 16	44,200	(17,714)	(4,005)	22,481
		$451,088	$(160,324)	$(106,205)	$184,559

($ thousands)	January 31, 2026
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$312,288	$(149,492)	$(10,200)	$152,596
Trade names	Indefinite	107,400	—	(92,000)	15,400
Customer relationships	15 - 16	44,200	(19,430)	(4,005)	20,765
		$463,888	$(168,922)	$(106,205)	$188,761

Amortization expense related to intangible assets was $2.9 million and $2.8 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.  The Company estimates that amortization expense related to intangible assets will be approximately $11.7 million in 2026, $11.5 million in 2027, and $11.3 million in 2028, 2029, 2030 and 2031.

Goodwill is tested for impairment as of the first day of the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test.  The Company recorded no goodwill impairment charges during the thirteen weeks ended May 2, 2026 or May 3, 2025.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the thirteen weeks ended May 2, 2026 or May 3, 2025.

Note 10    Leases

The Company leases all of its retail locations, distribution centers, certain office locations, equipment and a manufacturing facility. At contract inception, leases are evaluated and classified as either operating or finance leases.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and are expensed as incurred. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred. The Company uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future payments.

During the thirteen weeks ended May 2, 2026, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $44.9 million on the condensed consolidated balance sheets. As of May 2, 2026, the Company has entered into lease commitments for eight retail locations for which the leases have not yet commenced. The Company anticipates that five leases will begin in the current fiscal year, two leases will begin in fiscal 2027 and one lease will begin in fiscal 2028. Upon commencement, right-of-use assets and lease liabilities of approximately $6.3 million will be recorded in the current fiscal year, and $1.8 million will be recorded in fiscal 2027 and 2028, respectively, on the condensed consolidated balance sheet. In addition, the Company has entered into a lease commitment for its corporate headquarters that will begin in fiscal 2026.  Upon commencement, right-of-use assets and lease liabilities of approximately $52.0 million will be recorded.

During the thirteen weeks ended May 2, 2026 and May 3, 2025, the Company recorded asset impairment charges of $0.3 million in each period, primarily related to underperforming retail stores. Refer to Note 15 to the condensed consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in retail stores.

The components of lease expense for the thirteen weeks ended May 2, 2026 and May 3, 2025 were as follows:

	Thirteen Weeks Ended
($ thousands)	May 2, 2026	May 3, 2025
Operating lease expense	$43,720	$40,577
Variable lease expense	12,144	11,731
Short-term lease expense	254	144
Total lease expense	$56,118	$52,452

During the thirteen weeks ended May 2, 2026 and May 3, 2025, the Company paid cash for lease obligations of $45.2 million and $51.2 million, respectively.

Note 11  Financing Arrangements

Credit Agreement

The Company maintains a revolving credit facility under the Seventh Amendment to the Fourth Amended and Restated Credit Agreement dated as of June 27, 2025 (the “Credit Agreement”), for working capital needs and strategic initiatives, with amounts available up to $700.0 million, subject to borrowing base restrictions. Interest on borrowings is at variable rates based on the secured overnight financing rate (“SOFR”), or the prime rate (as defined in the credit agreement), plus a spread. The Credit Agreement matures on June 27, 2030.  The Company is the lead borrower, and Sidney Rich Associates, Inc., BG Retail, LLC, Allen Edmonds LLC, Vionic Group LLC, Vionic International LLC and Blowfish, LLC are each co-borrowers and guarantors.

At May 2, 2026, the Company had $347.5 million of borrowings outstanding and $8.5 million in letters of credit outstanding under the Credit Agreement.  Total additional borrowing availability was $191.5 million as of May 2, 2026. As further discussed in Note 3 to the condensed consolidated financial statements, the Company acquired Stuart Weitzman from Tapestry, Inc. on August 4, 2025. Borrowings under the revolving credit agreement were used to fund the acquisition. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of May 2, 2026.

Note 12  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss by component for the periods ended May 2, 2026 and May 3, 2025:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at January 31, 2026	$2,503	$(21,079)	$(18,576)
Other comprehensive loss before reclassifications	(322)	—	(322)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,458	1,458
Tax benefit	—	(375)	(375)
Net reclassifications	—	1,083	1,083
Other comprehensive (loss) income	(322)	1,083	761
Balance at May 2, 2026	$2,181	$(19,996)	$(17,815)

Balance at February 1, 2025	$(5,789)	$(28,233)	$(34,022)
Other comprehensive income before reclassifications	5,761	—	5,761
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,464	1,464
Tax benefit	—	(376)	(376)
Net reclassifications	—	1,088	1,088
Other comprehensive income	5,761	1,088	6,849
Balance at May 3, 2025	$(28)	$(27,145)	$(27,173)
(1)	Amounts reclassified are included in other income, net. Refer to Note 14 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 13  Share-Based Compensation

The Company recognized share-based compensation expense of $2.7 million and $2.8 million during the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

The Company had net repurchases of 118,147 and net issuances of 483,778 shares of common stock during the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended May 2, 2026 and May 3, 2025:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 2, 2026			May 3, 2025
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at January 31, 2026	1,288,190	$22.29	Nonvested at February 1, 2025	1,141,319	$27.60
Granted	—	—	Granted	748,063	17.18
Forfeited	(19,555)	22.30	Forfeited	(71,329)	24.95
Vested	(331,726)	28.91	Vested	(463,989)	22.06
Nonvested at May 2, 2026	936,909	$19.94	Nonvested at May 3, 2025	1,354,064	$23.88

The Company did not grant any restricted shares during the thirteen weeks ended May 2, 2026. The Company granted 748,063 restricted shares during the thirteen weeks ended May 3, 2025, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.

Performance Awards

During the thirteen weeks ended May 2, 2026, the Company granted performance share awards for a targeted 456,681 shares, with a weighted-average grant date fair value of $11.45 in connection with the 2026 performance award (2026-2028 performance period). At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The performance awards are payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period. The Company granted no performance share awards during the thirteen weeks ended May 3, 2025.

During the thirteen weeks ended May 3, 2025, the Company granted long-term incentive awards payable in cash for the 2025-2027 performance period, with a target value of $6.7 million and a maximum value of $13.4 million.  This award, which vests after a three-year period, is dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated cash liability, which is reflected within other liabilities on the consolidated balance sheet as of May 3, 2025, is being accrued over the three-year service period.

Stock Price Incentive Awards

During the thirteen weeks ended May 2, 2026, the Company granted one-time stock price incentive (“SPI”) awards, payable in cash, to certain executives, with a total target value of $5.9 million. The SPI awards are based upon achievement of certain average stock price levels of the Company’s common shares for a defined period. Earned awards are payable in increments over a three-year performance period. The estimated cash liability of this award, which is reflected within other liabilities on the consolidated balance sheet as of May 2, 2026, is being accrued over the three-year service period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings. The Company granted 2,979 RSUs with weighted-average grant date fair value of $12.52 during the thirteen weeks ended May 2, 2026 and 1,885 RSUs with weighted-average grant date fair value of $15.64, for dividend equivalents.

Note 14  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Service cost	$1,328	$1,224	$—	$—
Interest cost	3,617	3,621	13	13
Expected return on assets	(5,823)	(5,556)	—	—
Amortization of:			—
Actuarial loss (gain)	1,476	1,477	(18)	(20)
Prior service cost	—	7	—	—
Total net periodic benefit expense (income)	$598	$773	$(5)	$(7)

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 2, 2026, May 3, 2025 and January 31, 2026.  During the thirteen weeks ended May 2, 2026 and May 3, 2025, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
May 2, 2026:
Non-qualified deferred compensation plan assets	$13,112	13,112	$—	$—
Non-qualified deferred compensation plan liabilities	(13,112)	(13,112)	—	—
Non-qualified restoration plan assets	520	520	—	—
Non-qualified restoration plan liabilities	(520)	(520)	—	—
Deferred compensation plan liabilities for non-employee directors	(916)	(916)	—	—
Restricted stock units for non-employee directors	(849)	(849)	—	—
May 3, 2025:
Non-qualified deferred compensation plan assets	11,037	11,037	—	—
Non-qualified deferred compensation plan liabilities	(11,037)	(11,037)	—	—
Non-qualified restoration plan assets	447	447	—	—
Non-qualified restoration plan liabilities	(447)	(447)	—	—
Deferred compensation plan liabilities for non-employee directors	(922)	(922)	—	—
Restricted stock units for non-employee directors	(988)	(988)	—	—
January 31, 2026:
Non-qualified deferred compensation plan assets	12,717	12,717	—	—
Non-qualified deferred compensation plan liabilities	(12,717)	(12,717)	—	—
Non-qualified restoration plan assets	521	521	—	—
Non-qualified restoration plan liabilities	(521)	(521)	—	—
Deferred compensation plan liabilities for non-employee directors	(856)	(856)	—	—
Restricted stock units for non-employee directors	(769)	(769)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with carrying amounts of $639.4 million and $623.3 million at May 2, 2026 and May 3, 2025, respectively, were assessed for indicators of impairment. This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended
($ thousands)	May 2, 2026	May 3, 2025
Long-Lived Asset Impairment Charges:
Famous Footwear	$193	$277
Brand Portfolio	97	—
Total long-lived asset impairment charges	$290	$277

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments (Level 1).

The fair values of the borrowings under revolving credit agreement of $347.5 million and $258.5 million as of May 2, 2026 and May 3, 2025, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 16  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rates were 32.4% and 29.8% for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. The higher effective tax rate was driven by discrete tax provisions related to share-based compensation of $1.2 million and $0.3 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

As of May 2, 2026, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through May 2, 2026 were $35.4 million.  The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at May 2, 2026 is $8.9 million, of which $8.1 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses.  Of the total $8.9 million reserve, $4.5 million is for off-site remediation and $4.4 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%.  On an undiscounted basis, the on-site remediation liability would be $11.9 million as of May 2, 2026.  The Company expects to spend approximately $0.1 million in 2026, $0.1 million in each of the following four years and $11.4 million in the aggregate thereafter related to the on-site remediation.

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

Note 18 Subsequent Events

U.S. Tariff Update

On February 20, 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Powers Act (“IEEPA”) and in March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection Agency (“CBP”) to suspend collection of the invalidated tariffs and to establish a process to refund IEEPA tariffs previously collected. On April 20, 2026, CBP launched an online portal to facilitate the submission of IEEPA tariff refund claims. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds, and the potential availability and amount of any refunds associated with the ruling remains uncertain. The Company submitted refund claims through the CBP portal for approximately $57.9 million, excluding applicable interest. There can be no guarantee that a refund will equal the full amount of IEEPA tariffs paid, and any refund may be subject to further legal and regulatory developments that could delay, reduce, or eliminate any refund. As a result of this uncertainty, as of May 2, 2026 we have not recorded a receivable related to the potential recovery of IEEPA tariffs paid. Beginning on May 11, 2026, the Company has received cash of $16.8 million for a portion of its refunds claims, with applicable interest. The Company continues to monitor developments and assess the potential impact on its consolidated financial statements and results of operations.

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

Known Trends Impacting Our Business

Based on the current macroeconomic environment and our recent operating results, we believe the following trends may continue to impact our business and operating results:

Macroeconomic Environment

Macroeconomic conditions continued to weigh on consumer discretionary spending and our financial results during the first quarter of 2026. Consumers remain impacted by elevated interest rates, persistent inflation, and expectations of future price increases, which have increased pressure on discretionary spending. In addition, heightened geopolitical volatility has adversely affected the global economy. More recently, conflict throughout the Middle East, particularly the war in Iran, has increased oil prices, resulting in higher product and transportation costs. As a result, we continued to experience lower consumer traffic in our Famous Footwear retail stores during the quarter.

Tariff volatility and the lack of clarity surrounding future trade policy developments have heightened uncertainty in the global economy. We source a majority of our products internationally. We continue to monitor changes in policy impacting global trade, including tariffs, which have been volatile and subject to ongoing modification. In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) and in March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection Agency (“CBP”) to suspend collection of the invalidated tariffs and to establish a process to refund IEEPA tariffs previously collected. While the timing remains uncertain, we currently estimate that we are eligible to receive approximately $57.9 million in refunds related to the invalidated tariffs. Beginning in April 2026, we began filing refund claims with CBP related to eligible tariff payments made. There can be no guarantee that a refund will equal the full amount of IEEPA tariffs paid, and any refund may be subject to further legal and regulatory developments that could delay, reduce, or eliminate any refund. As a result of this uncertainty, as of May 2, 2026, we have not recorded a receivable related to the potential recovery of IEEPA tariffs paid. Beginning on May 11, 2026, the Company has received cash of $16.8 million for a portion of its refunds claims, with applicable interest.

Additionally, following the Supreme Court’s ruling invalidating the IEEPA tariffs, the U.S. imposed a temporary 10% general tariff under Section 122 of the Trade Act of 1974 and initiated additional trade actions, including investigations under Section 301 of the Trade Act of 1974, that may result in further tariffs.. There remains substantial uncertainty regarding the potential changes or pauses to existing and newly announced tariffs, tariff levels, and whether additional tariffs or other reciprocal actions may be imposed, modified, or suspended. We have continued to implement various mitigation strategies including adjusting the countries from which we source our products and negotiating price concessions with our factories and selectively raising prices. Proposed or enacted tariffs and changes to U.S. trade policies may be reinstituted, paused, removed, or changed at any time, and to the extent we are unable to successfully mitigate any negative resulting impacts, it could adversely affect our business, financial condition, and results of operation.

Liquidity

Our liquidity position remains strong, with $37.7 million in cash and cash equivalents and excess availability on our revolving credit agreement of $191.5 million as of May 2, 2026.  During the first quarter of 2026, borrowings on our revolving credit agreement increased to $347.5 million, primarily driven by borrowings to fund the acquisition of Stuart Weitzman in the third quarter of 2025. Refer to Note 3 to the condensed consolidated financial statements for further discussion of the acquisition.

Financial Highlights

Highlights of our consolidated and segment results for the first quarter of 2026 and 2025 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	May 2, 2026	May 3, 2025	Change (1)
Consolidated net sales	$666.6	$614.2	$52.4	8.5%
Famous Footwear segment net sales	$319.3	$327.7	($8.4)	(2.5)%
Famous Footwear comparable sales % change	(2.3)%	(4.6)%	n/m	n/m
Brand Portfolio segment net sales	$356.3	$295.4	$60.9	20.6%
Gross profit	$315.5	$278.7	$36.8	13.2%
Gross margin	47.3%	45.4%	n/m	190	bps
Operating earnings	$23.9	$11.6	$12.3	106.3%
Diluted earnings per share	$0.42	$0.21	$0.21	100.0%
(1)	n/m – not meaningful

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$666.6	100.0%	$614.2	100.0%
Cost of goods sold	351.1	52.7%	335.5	54.6%
Gross profit	315.5	47.3%	278.7	45.4%
Selling and administrative expenses	293.7	44.1%	266.5	43.4%
Restructuring and other special charges, net	(2.1)	(0.4)%	0.6	0.1%
Operating earnings	23.9	3.6%	11.6	1.9%
Interest expense, net	(4.7)	(0.7)%	(3.8)	(0.6)%
Other income, net	1.2	0.2%	0.7	0.1%
Earnings before income taxes	20.4	3.1%	8.5	1.4%
Income tax provision	(6.6)	(1.0)%	(2.6)	(0.4)%
Net earnings	13.8	2.1%	5.9	1.0%
Net loss attributable to noncontrolling interests	(0.5)	(0.1)%	(1.0)	(0.1)%
Net earnings attributable to Caleres, Inc.	$14.3	2.2%	$6.9	1.1%

Net Sales

Net sales increased $52.4 million, or 8.5%, to $666.6 million for the first quarter of 2026, compared to $614.2 million for the first quarter of 2025.  Net sales of our Brand Portfolio segment increased $60.9 million, or 20.6%, reflecting the impact of our Stuart Weitzman acquisition on August 4, 2025, which contributed net sales of $43.9 million, and organic growth in our owned e-commerce and wholesale businesses.  We saw strength in premium brands and growth in most of our more value-oriented brands. Net sales in our Famous Footwear segment decreased $8.4 million, or 2.5%, and comparable sales declined 2.3%, reflecting less traffic in our retail stores.  Our direct-to-consumer sales represented approximately 67% of consolidated net sales for the first quarter of 2026, compared to 70% for the first quarter of 2025. We remain focused on international growth, direct-to-consumer penetration, elevating the consumer experience at Famous Footwear and maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer, Blowfish Malibu, and Ryka representing five of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Gross Profit

Gross profit increased $36.8 million, or 13.2%, to $315.5 million for the first quarter of 2026, compared to $278.7 million for the first quarter of 2025. As a percentage of net sales, gross profit increased to 47.3% for the first quarter of 2026, compared to 45.4% for the first quarter of 2025, primarily reflecting lower ongoing tariffs, the continuation of our tariff mitigation efforts, lower markdowns, and favorable product mix.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $27.2 million, or 10.2%, to $293.7 million for the first quarter of 2026, compared to $266.5 million for the first quarter of 2025.  The increase was driven by expenses associated with our acquired Stuart Weitzman brand, as well as higher expenses associated with our incentive compensation programs.  As a percentage of net sales, selling and administrative expenses increased to 44.1% for the first quarter of 2026, from 43.4% for the first quarter of 2025.

Restructuring and Other Special Charges, Net

Restructuring and other special charges, net resulted in income of $2.1 million for the first quarter of 2026, driven by a gain on the sale of one of the remaining parcels comprising the corporate headquarters and offset by Stuart Weitzman acquisition and integration costs. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges. We incurred restructuring costs of $0.6 million for the first quarter of 2025, primarily for legal and other related costs associated with the acquisition of Stuart Weitzman.

Operating Earnings

Operating earnings increased $12.3 million to $23.9 million for the first quarter of 2026, compared to $11.6 million for the first quarter of 2025, reflecting the factors described above. As a percentage of net sales, operating earnings were 3.6% for the first quarter of 2026, compared to 1.9% for the first quarter of 2025.

Interest Expense, Net

Interest expense, net increased $0.9 million, or 23.7%, to $4.7 million for the first quarter of 2026, compared to $3.8 million for the first quarter of 2025, reflecting higher average borrowings on our revolving credit facility. As discussed above, we used the revolving credit facility to fund the acquisition of Stuart Weitzman that closed on August 4, 2025.

Other Income, Net

Other income, net increased $0.5 million to $1.2 million for the first quarter of 2026, compared to $0.7 million for the first quarter of 2025, primarily reflecting higher income generated from our pension plan assets in the first quarter of 2026. Refer to Note 14 of the condensed consolidated financial statements for further information.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rates were 32.4% and 29.8% for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively. The higher effective tax rate was driven by discrete tax provisions related to share-based compensation of $1.2 million and $0.3 million for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.

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

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. were $14.3 million for the first quarter of 2026 compared to $6.9 million for the first quarter of 2025, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales
Net sales	$319.3	100.0%	$327.7	100.0%
Cost of goods sold	179.3	56.2%	179.3	54.7%
Gross profit	140.0	43.8%	$148.4	45.3%
Selling and administrative expenses	140.4	44.0%	143.4	43.8%
Restructuring and other special charges, net	—	—%	—	—%
Operating (loss) earnings	$(0.4)	(0.1)%	$5.0	1.5%

Key Metrics
Comparable sales % change	(2.3)%		(4.6)%
Comparable sales $ change	$(7.2)		$(15.6)
Sales change from new and closed stores, net	$(1.4)		$(6.0)
Impact of changes in Canadian exchange rate on sales	$0.2		$(0.3)

Sales per square foot, excluding e-commerce (thirteen weeks ended)	$50		$51
Sales per square foot, excluding e-commerce (trailing twelve months)	$228		$235
Square footage (thousand sq. ft.)	5,356		5,504

Stores opened	1		—
Stores closed	10		11
Ending stores	812		835

Net Sales

Net sales of $319.3 million in the first quarter of 2026 decreased $8.4 million, or 2.5%, compared to the first quarter of 2025.  Comparable sales decreased 2.3% for the first quarter of 2026 driven by a decline in consumer traffic in our retail stores.  We experienced strong growth in e-commerce sales and an increase in e-commerce penetration to 16% of net sales in the first quarter of 2026, from 14% in the first quarter of 2025. Our kids category, which is a key differentiator for Famous Footwear, continued to outperform the total chain.

We opened one store and closed 10 stores during the first quarter of 2026, resulting in 812 stores and total square footage of 5.4 million at the end of the quarter, compared to 835 stores and total square footage of 5.5 million at the end of the first quarter of 2025.  Sales to members of our customer loyalty program, Famously You Rewards, continue to account for a majority of the segment’s sales with approximately 78% of our net sales made to program members in the first quarter of 2026, compared to 79% in the first quarter of 2025.

Gross Profit

Gross profit decreased $8.4 million, or 5.7%, to $140.0 million for the first quarter of 2026, compared to $148.4 million for the first quarter of 2025. As a percentage of net sales, our gross profit decreased to 43.8% for the first quarter of 2026, from 45.3% for the first quarter of 2025, reflecting higher levels of clearance-related promotional activity and inventory valuation adjustments.

Selling and Administrative Expenses

Selling and administrative expenses decreased $3.0 million, or 2.1%, to $140.4 million for the first quarter of 2026, compared to $143.4 million for the first quarter of 2025.  The decrease was primarily driven by lower warehouse and distribution costs and timing of marketing spend. During the first quarter of 2026, we converted two stores to the FLAIR concept, ending the quarter with a total of 59 FLAIR stores.  These stores continue to outperform our traditionally designed retail stores.  As a percentage of net sales, selling and administrative expenses increased to 44.0% for the first quarter of 2026, compared to 43.8% for the first quarter of 2025.

Operating (Loss) Earnings

Operating (loss) earnings decreased $5.4 million to operating loss of $0.4 million for the first quarter of 2026, compared to operating earnings of $5.0 million for the first quarter of 2025, primarily reflecting the factors described above. As a percentage of net sales, operating (loss) earnings declined to (0.1)% for the first quarter of 2026, compared to 1.5% for the first quarter of 2025.

BRAND PORTFOLIO

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$356.3	100.0%	$295.4	100.0%
Cost of goods sold	181.8	51.0%	166.1	56.2%
Gross profit	174.5	49.0%	129.3	43.8%
Selling and administrative expenses	135.0	37.9%	111.9	37.9%
Restructuring and other special charges, net	0.4	0.1%	—	—%
Operating earnings	$39.1	11.0%	$17.4	5.9%

Key Metrics
Direct-to-consumer (% of net sales) (1)	36%		35%
Change in wholesale net sales, excluding Stuart Weitzman ($)	$10.5		$(17.6)
Change in retail net sales, excluding Stuart Weitzman ($)	$6.5		$(4.2)
Sales change from acquired Stuart Weitzman business	$43.9		$—
Unfilled order position at end of period	$346.5		$263.6

Company-Operated Stores:
North America
Stores opened	—		3
Stores closed	—		2
Ending stores - North America(2)	85		61
East and Southeast Asia
Ending stores - East Asia (2)	99		54
Total Company-Operated Stores	184		115

International franchise locations	152		116
Total	336		231
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.
(2)	Includes 23 North America and 48 East Asia retail stores acquired from Stuart Weitzman.

Net Sales

Net sales of $356.3 million in the first quarter of 2026 increased $60.9 million, or 20.6%, compared to the first quarter of 2025.  The increase primarily reflects the acquisition of Stuart Weitzman on August 4, 2025, which contributed net sales of $43.9 million in the first quarter of 2026.  We experienced strong growth in our company-owned e-commerce business, which increased approximately 21% during the first quarter of 2026, and growth in our wholesale business.  We saw strength in premium brands and declines in our more value-oriented brands. Our direct-to-consumer sales represented approximately 36% of net sales for the first quarter of 2026, compared to 35% for the first quarter of 2026.  During the first quarter of 2026, we did not open or close any stores in North America, resulting in a total of 85 stores, compared to 61 stores in the first quarter of 2025. We remain focused on international growth and continue to evaluate expansion of our international presence during the first quarter of 2026. There were 99 stores in East Asia at May 2, 2026, compared to 54 stores at May 3, 2025. There were also 152 international branded stores owned and operated by third parties through franchise agreements at May 2, 2026, compared to 116 international branded stores at May 3, 2025.

Our unfilled order position for our wholesale sales increased $82.9 million, or 31.4%, to $346.5 million at May 2, 2026, compared to $263.6 million at May 3, 2025.

Gross Profit

Gross profit increased $45.2 million, or 35.0%, to $174.5 million for the first quarter of 2026, compared to $129.3 million for the first quarter of 2025, driven by net sales growth.  As a percentage of net sales, our gross profit increased to 49.0% for the first quarter of 2026, compared to 43.8% for the first quarter of 2025.  The increase was driven by lower ongoing tariffs, the continuation of our tariff mitigation efforts, lower markdowns, and favorable product mix.

Selling and Administrative Expenses

Selling and administrative expenses increased $23.1 million, or 20.6%, to $135.0 million for the first quarter of 2026, compared to $111.9 million for the first quarter of 2025 driven by expenses related to our acquired Stuart Weitzman brand and growth in our international business. As a percentage of net sales, selling and administrative expenses was consistent with the prior comparable period, 37.9% for the first quarter of 2026, compared to 37.9% for the first quarter of 2025.

Restructuring and Other Special Charges, Net

Restructuring and other special charges of $0.4 million for the thirteen weeks ended May 2, 2026 were primarily associated Stuart Weitzman acquisition and integration costs.  Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.  There were no Restructuring and other special charges during the thirteen weeks ended May 3, 2025.

Operating Earnings

Operating earnings increased to $39.1 million for the first quarter of 2026, from $17.4 million for the first quarter of 2025, as a result of the factors described above.  As a percentage of net sales, operating earnings were 11.0% for the first quarter of 2026, compared to 5.9% for the first quarter of 2025.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended
	May 2, 2026		May 3, 2025
		% of		% of
($ millions)		Net Sales		Net Sales
Net sales	$(9.0)	100.0%	$(8.9)	100.0%
Cost of goods sold	(10.0)	110.6%	(9.9)	110.9%
Gross profit	1.0	(10.6)%	1.0	(10.9)%
Selling and administrative expenses	18.3	(203.3)%	11.1	(125.9)%
Restructuring and other special charges, net	(2.6)	28.9%	0.6	(7.1)%
Operating loss	$(14.7)	163.8%	$(10.7)	122.1%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $9.0 million for the first quarter of 2026 is $0.1 million, or 1.1%, higher than the first quarter of 2025, reflecting a slight increase in product sold from our Brand Portfolio segment to Famous Footwear compared to the prior comparable period.

Selling and administrative expenses increased $7.2 million, to $18.3 million in the first quarter of 2026, compared to $11.1 million for the first quarter of 2025, primarily reflecting higher expenses related to our incentive compensation programs and employee benefits costs.

Restructuring and other special income of $2.6 million for the first quarter of 2026 was driven by a gain of $3.9 million for the sale of one of the remaining parcels comprising our corporate headquarters in Clayton, Missouri, partially offset by $1.3 million of technology, office relocation and other related costs associated with the acquisition of Stuart Weitzman. Restructuring and other special charges of $0.6 million for the first quarter of 2025 were for legal and other related costs associated with the acquisition of Stuart Weitzman. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.

LIQUIDITY AND CAPITAL RESOURCES

Borrowings

As further discussed in Note 11 to the condensed consolidated financial statements, we maintain a revolving credit facility for working capital needs and strategic initiatives that matures on June 27, 2030. The aggregate amount available under the revolving credit facility is up to $700.0 million, subject to borrowing base restrictions, and may be further increased by up to $250.0 million.  Interest on the borrowings is at variable rates based on the SOFR, or the prime rate (as defined in the Credit Agreement), plus a spread.

Total debt obligations of $347.5 million at May 2, 2026 increased $89.0 million, from $258.5 million at May 3, 2025, and $51.0 million, from $296.5 million at January 31, 2026.  On August 4, 2025, we completed the acquisition of Stuart Weitzman, as further discussed in Note

3 to the condensed consolidated financial statements. The increase in borrowings at May 2, 2026 primarily reflects borrowings to fund the acquisition, to fund business operations and inventory purchases. Net interest expense for the first quarter of 2026 increased $0.9 million to $4.7 million, compared to $3.8 million for the first quarter of 2025, reflecting higher average borrowings on our revolving credit facility.

At May 2, 2026, we had $347.5 million in borrowings and $8.5 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $191.5 million at May 2, 2026. We were in compliance with all covenants and restrictions under the Credit Agreement as of May 2, 2026.

Working Capital and Cash Flow

	Thirteen Weeks Ended

($ millions)	May 2, 2026	May 3, 2025	Change
Net cash used for operating activities	$(27.8)	$(5.7)	$(22.1)
Net cash used for investing activities	(8.6)	(21.1)	12.5
Net cash provided by financing activities	44.3	30.3	14.0
Effect of exchange rate changes on cash and cash equivalents	0.0	0.0	0.0
Increase in cash and cash equivalents	$7.9	$3.5	$4.4

Reasons for the major variances in cash provided in the table above are as follows:

Cash used for operating activities was $22.1 million higher in the thirteen weeks ended May 2, 2026 as compared to the thirteen weeks ended May 3, 2025, primarily reflecting the following factors, which includes cash used for Stuart Weitzman operating activities:

●	A larger increase in accounts receivable during the thirteen weeks ended May 2, 2026, compared to the thirteen weeks ended May 3, 2025,
●	A larger decrease in accrued expenses and other liabilities during the thirteen weeks ended May 2, 2026, compared to the thirteen weeks ended May 3, 2025, and
●	A larger increase in prepaid expenses and other current assets during the thirteen weeks ended May 2, 2026, compared to the thirteen weeks ended May 3, 2025, partially offset by
●	Higher net earnings in the thirteen weeks ended May 2, 2026, compared to the thirteen weeks ended May 3, 2025,
●	A smaller decrease in trade accounts payable during the thirteen weeks ended May 2, 2026, compared to the thirteen weeks ended May 3, 2025, and
●	A smaller decrease in inventories during the thirteen weeks ended May 2, 2026, compared to the thirteen weeks ended May 3, 2025

Cash used for investing activities was $12.5 million lower for the thirteen weeks ended May 2, 2026 as compared to the thirteen weeks ended May 3, 2025, reflecting lower capital expenditures, due in part to less Famous Footwear remodel spending. We had 59 FLAIR stores as of May 2, 2026 and expect to add two more FLAIR stores during the second quarter of 2026. The capital expenditures are offset by a $4.0 million of cash received for the sale of one of the remaining parcels comprising the Company’s corporate headquarters.

Cash provided by financing activities was $14.0 million higher for the thirteen weeks ended May 2, 2026 as compared to the thirteen weeks ended May 3, 2025, primarily due to net borrowings on our revolving credit agreement of $51.0 million in the thirteen weeks ended May 2, 2026, compared to net borrowings of $39.0 million in the comparable period in 2025.  The increase in borrowings during the thirteen weeks ended May 2, 2026  reflects the use of the revolving credit agreement to fund the Stuart Weitzman acquisition in Q3 2025 as well as to fund normal business operations, including inventory purchases. The increase in borrowings is partially offset by lower purchases of $3.1 million of shares of our common stock under our share repurchase program in the thirteen weeks ended May 2, 2026, compared to $5.0 million of purchases in the comparable period in 2025.

A summary of key financial data and ratios at the dates indicated is as follows:

	May 2, 2026	May 3, 2025	January 31, 2026
Working capital ($ millions) (1)	$29.4	$76.1	$17.2
Current ratio (2)	1.03:1	1.10:1	1.02:1
Debt-to-capital ratio (3)	35.9%	29.7%	32.7%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at May 2, 2026 was $29.4 million, which was a decrease of $46.7 million from May 3, 2025 and a $12.2 million increase from January 31, 2026. The decrease in working capital from May 3, 2025 primarily reflects higher borrowings under our revolving credit agreement and higher accrued expenses, partially offset by higher inventory, higher receivables and lower trade accounts payable. The revolver was used to fund the acquisition of Stuart Weitzman, as further described in Note 3 to the condensed consolidated financial statements.  The increase in working capital from January 31, 2026 primarily reflects higher receivables and prepaid and other current assets, partially offset by higher borrowings under our revolving credit agreement. Our current ratio was 1.03:1 as of May 2, 2026, compared to 1.10:1 at May 3, 2025 and 1.02:1 at January 31, 2026.  Our debt-to-capital ratio was 35.9% as of May 2, 2026, compared to 29.7% as of May 3, 2025 and 32.7% at January 31, 2026.  The higher debt-to-capital ratio as of May 2, 2026 reflects the increase in borrowings under our revolving credit agreement as a result of the Stuart Weitzman acquisition.

We declared and paid dividends of $0.07 per share in the first quarter of both 2026 and 2025.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

No material changes have occurred related to critical accounting policies and estimates since the end of the most recent fiscal year.  For further information on the Company’s critical accounting policies and estimates, see Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2026.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements, if any, and their impact on the Company are described in Note 2 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and expectations regarding the Company’s future performance and the performance of its brands.  Such statements are subject to various risks and uncertainties that could cause actual results to differ materially.  These risks include (i) changes in United States and international trade policies, including tariffs and trade restrictions; (ii) changing consumer demands, which may be influenced by general economic conditions and other factors; (iii) inflationary pressures and supply chain disruptions; (iv) rapidly changing consumer preferences and purchasing patterns and fashion trends; (v) supplier concentration, customer concentration and increased consolidation in the retail industry; (vi) intense competition within the footwear industry; (vii) foreign currency fluctuations; (viii) political and economic conditions or other threats to the continued and uninterrupted flow of inventory from China and other countries, where the company relies heavily on third-party manufacturing facilities for a significant amount of its inventory; (ix) transitional challenges with acquisitions and divestitures; (x) cybersecurity threats or other major disruption to the company’s information technology; (xi) the ability to accurately forecast sales and manage inventory levels; (xii) a disruption in the company’s distribution centers;

(xiii) the ability to recruit and retain senior management and other key associates; (xiv) the ability to secure/exit leases on favorable terms; (xv) changes to tax laws, policies and treaties; (xvi) our commitments and shareholder expectations related to responsible business initiatives; (xvii) compliance with applicable laws and standards with respect to labor, trade and product safety issues; and (xviii) the ability to attract, retain, and maintain good relationships with licensors and protect our intellectual property rights. The Company’s reports to the Securities and Exchange Commission contain detailed information relating to such factors, including, without limitation, the information under the caption “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 31, 2026, which information is incorporated by reference herein and updated by the Company’s Quarterly Reports on Form 10-Q.  The Company does not undertake any obligation or plan to update these forward-looking statements, even though its situation may change.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have taken place in the quantitative and qualitative information about market risk since the end of the most recent fiscal year.  For further information, see Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended January 31, 2026.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of May 2, 2026, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A  RISK FACTORS

You are encouraged to review the discussion of Forward-Looking Statements appearing in this report at Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on April 2, 2026 (the “2025 Form 10-K”) which could materially affect our business, financial condition, operating results, earnings, or stock price in various ways. The risks described in the 2025 Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or operating results.

During the three months ended May 2, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the first quarter of 2026:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
February 1, 2026 - February 28, 2026	—	$—	—	3,366,055

March 1, 2026 - April 4, 2026	134,276	10.04	—	3,366,055

April 5, 2026 - May 2, 2026	250,950	12.49	250,000	3,116,055
Total	385,226	$11.64	250,000	3,116,055
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards. The average price per share on repurchases of our common stock excludes the cost of broker commissions and excise taxes due under the provisions of the Inflation Reduction Act.
(2)	On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of 7,000,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions. During the thirteen weeks ended May 2, 2026 and May 3, 2025, the Company repurchased 250,000 shares and 300,000 shares, respectively, under the 2022 program. As of May 2, 2026, there were 3,116,055 shares authorized to be repurchased. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

During the thirteen weeks ended May 2, 2026, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6    EXHIBITS

HIDDEN_ROW
Exhibit No.
3.2		Bylaws of the Company as amended through May 28, 2026, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 28, 2026.
10.1*		Caleres, Inc. Incentive and Stock Compensation Plan of 2026, incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 16, 2026.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH	†	iXBRL Taxonomy Extension Schema Document
101.CAL	†	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	†	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	iXBRL Taxonomy Presentation Linkbase Document
101.DEF	†	iXBRL Taxonomy Definition Linkbase Document
104	†	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*  Denotes management contract or compensatory plan arrangements.

†  Denotes exhibit is filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: June 9, 2026	/s/ Daniel L. Karpel
Daniel L. Karpel Senior Vice President, Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer