Form 10-Q
period 2026-08-01
CALERES INC
filed 2026-09-10
CIK 14707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended August 1, 2026

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number: 1-2191

CALERES, INC.
(Exact name of registrant as specified in its charter)

New York	43-0197190
(State or other jurisdiction	(IRS Employer Identification Number)
of incorporation or organization)

8300 Maryland Avenue	63105
St. Louis, Missouri	(Zip Code)
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

Yes  ☐     No ☑

As of August 28, 2026, 34,504,977 common shares were outstanding.

PART IFINANCIAL INFORMATION

ITEM 1FINANCIAL STATEMENTS

CALERES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ thousands)	August 1, 2026	August 2, 2025	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$50,920	$191,494	$29,769
Receivables, net	152,966	136,070	147,216
Inventories, net	754,241	693,282	610,471
Income taxes	3,539	7,233	5,442
Property and equipment, held for sale	—	16,777	—
Prepaid expenses and other current assets	87,018	54,562	69,876
Total current assets	1,048,684	1,099,418	862,774
Prepaid pension costs	87,401	80,493	85,289
Lease right-of-use assets	557,041	551,167	562,327
Property and equipment, net	198,215	185,628	202,939
Deferred income taxes	5,517	5,229	5,603
Goodwill and intangible assets, net	198,968	186,756	204,147
Other assets	40,516	43,537	42,711
Total assets	$2,136,342	$2,152,228	$1,965,790

Liabilities and Equity
Current liabilities:
Borrowings under revolving credit agreement	$288,000	$387,500	$296,500
Trade accounts payable	284,726	296,327	191,150
Income taxes	25,199	12,190	8,049
Lease obligations	123,229	115,837	127,034
Other accrued expenses	221,972	203,233	222,807
Total current liabilities	943,126	1,015,087	845,540
Other liabilities:
Noncurrent lease obligations	466,082	465,794	467,597
Deferred income taxes	28,593	32,499	27,909
Other liabilities	16,722	16,904	15,788
Total other liabilities	511,397	515,197	511,294
Equity:
Common Stock	345	338	338
Additional paid-in capital	203,129	193,912	198,880
Accumulated other comprehensive loss	(16,154)	(27,230)	(18,576)
Retained earnings	486,242	446,276	421,209
Total Caleres, Inc. shareholders’ equity	673,562	613,296	601,851
Noncontrolling interests	8,257	8,648	7,105
Total equity	681,819	621,944	608,956
Total liabilities and equity	$2,136,342	$2,152,228	$1,965,790

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$695,454	$658,519	$1,362,053	$1,272,740
Cost of goods sold	314,479	372,724	665,606	708,251
Gross profit	380,975	285,795	696,447	564,489
Selling and administrative expenses	303,361	269,747	597,090	536,230
Restructuring and other special charges, net	—	6,756	(2,126)	7,383
Operating earnings	77,614	9,292	101,483	20,876
Interest expense, net	(4,387)	(4,497)	(9,068)	(8,291)
Other income, net	4,504	993	5,670	1,677
Earnings before income taxes	77,731	5,788	98,085	14,262
Income tax (provision) benefit	(18,310)	1,273	(24,913)	(1,256)
Net earnings	59,421	7,061	73,172	13,006
Net earnings (loss) attributable to noncontrolling interests	779	348	252	(650)
Net earnings attributable to Caleres, Inc.	$58,642	$6,713	$72,920	$13,656

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.72	$0.20	$2.15	$0.40

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.71	$0.20	$2.14	$0.40

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net earnings	$59,421	$7,061	$73,172	$13,006
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,144	(1,000)	690	4,809
Pension and other postretirement benefits adjustments	699	1,018	1,782	2,106
Other comprehensive income, net of tax	1,843	18	2,472	6,915
Comprehensive income	61,264	7,079	75,644	19,921
Comprehensive income (loss) attributable to noncontrolling interests	961	423	302	(527)
Comprehensive income attributable to Caleres, Inc.	$60,303	$6,656	$75,342	$20,448

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Twenty-Six Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025
Operating Activities
Net earnings	$73,172	$13,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23,607	22,135
Amortization of capitalized software	2,452	2,496
Amortization of intangible assets	5,787	5,518
Amortization of debt issuance costs	343	213
Loss on early extinguishment of debt	—	52
Share-based compensation expense	6,349	6,928
Gain on disposal of property and equipment	(2,755)	(76)
Impairment charges for property, equipment, and lease right-of-use assets	610	702
Adjustment to expected credit losses	(946)	2,322
Deferred income taxes	684	324
Changes in operating assets and liabilities:
Receivables	(13,531)	18,447
Inventories	(144,018)	(129,605)
Prepaid expenses and other current and noncurrent assets	(7,865)	1,752
Trade accounts payable	93,684	58,819
Accrued expenses and other liabilities	(1,440)	27,418
Income taxes, net	19,164	9,735
Other, net	480	1,460
Net cash provided by operating activities	55,777	41,646

Investing Activities
Purchases of property and equipment	(19,104)	(32,877)
Proceeds from sale of headquarters	3,951	—
Capitalized software	(1,459)	(1,195)
Adjustment to acquisition of Stuart Weitzman	(307)	—
Net cash used for investing activities	(16,919)	(34,072)

Financing Activities
Borrowings under revolving credit agreement	207,850	643,500
Repayments under revolving credit agreement	(216,350)	(475,500)
Debt issuance costs	—	(2,920)
Dividends paid	(4,767)	(4,729)
Acquisition of treasury stock	(3,123)	(5,049)
Issuance of common stock under share-based plans, net	(2,090)	(3,331)
Contributions by noncontrolling interests	850	2,250
Net cash (used for) provided by financing activities	(17,630)	154,221
Effect of exchange rate changes on cash and cash equivalents	(77)	63
Increase in cash and cash equivalents	21,151	161,858
Cash and cash equivalents at beginning of period	29,769	29,636
Cash and cash equivalents at end of period	$50,920	$191,494

See notes to condensed consolidated financial statements.

CALERES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated		Total
				Other		Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE MAY 2, 2026	33,481,865	$334	$199,545	$(17,815)	$430,012	$612,076	$7,296	$619,372
Net earnings					58,642	58,642	779	59,421
Foreign currency translation adjustment				962		962	182	1,144
Pension and other postretirement benefits adjustments, net of tax of $242				699		699		699
Comprehensive income				1,661	58,642	60,303	961	61,264
Dividends ($0.07 per share)					(2,412)	(2,412)		(2,412)
Issuance of common stock under share-based plans, net	1,026,979	11	(18)			(7)		(7)
Share-based compensation expense			3,602			3,602		3,602
BALANCE AUGUST 1, 2026	34,508,844	$345	$203,129	$(16,154)	$486,242	$673,562	$8,257	$681,819

BALANCE MAY 3, 2025	33,815,542	$338	$190,091	$(27,173)	$441,923	$605,179	$7,725	$612,904
Net earnings					6,713	6,713	348	7,061
Foreign currency translation adjustment				(1,075)		(1,075)	75	(1,000)
Pension and other postretirement benefits adjustments, net of tax of $353				1,018		1,018		1,018
Comprehensive (loss) income				(57)	6,713	6,656	423	7,079
Contributions by noncontrolling interests						—	500	500
Dividends ($0.07 per share)					(2,367)	(2,367)		(2,367)
Acquisition of treasury stock	—	—			7	7		7
Issuance of common stock under share-based plans, net	30,000	0	(264)			(264)		(264)
Share-based compensation expense			4,085			4,085		4,085
BALANCE AUGUST 2, 2025	33,845,542	$338	$193,912	$(27,230)	$446,276	$613,296	$8,648	$621,944

				Accumulated
				Other		Total Caleres, Inc.
(Unaudited)	Common Stock		Additional	Comprehensive	Retained	Shareholders’	Noncontrolling
($ thousands, except number of shares and per share amounts)	Shares	Dollars	Paid-In Capital	Loss	Earnings	Equity	Interests	Total Equity
BALANCE JANUARY 31, 2026	33,850,012	$338	$198,880	$(18,576)	$421,209	$601,851	$7,105	$608,956
Net earnings					72,920	72,920	252	73,172
Foreign currency translation adjustment				640		640	50	690
Pension and other postretirement benefits adjustments, net of tax of $617				1,782		1,782		1,782
Comprehensive income				2,422	72,920	75,342	302	75,644
Contributions by noncontrolling interests							850	850
Dividends ($0.14 per share)					(4,767)	(4,767)		(4,767)
Acquisition of treasury stock	(250,000)	(3)			(3,120)	(3,123)		(3,123)
Issuance of common stock under share-based plans, net	908,832	10	(2,100)			(2,090)		(2,090)
Share-based compensation expense			6,349			6,349		6,349
BALANCE AUGUST 1, 2026	34,508,844	$345	$203,129	$(16,154)	$486,242	$673,562	$8,257	$681,819

BALANCE FEBRUARY 1, 2025	33,631,764	$336	$190,320	$(34,022)	$442,390	$599,024	$6,925	$605,949
Net earnings (loss)					13,656	13,656	(650)	13,006
Foreign currency translation adjustment				4,686		4,686	123	4,809
Pension and other postretirement benefits adjustments, net of tax of $730				2,106		2,106		2,106
Comprehensive income (loss)				6,792	13,656	20,448	(527)	19,921
Contributions by noncontrolling interests						—	2,250	2,250
Dividends ($0.14 per share)					(4,729)	(4,729)		(4,729)
Acquisition of treasury stock	(300,000)	(3)			(5,041)	(5,044)		(5,044)
Issuance of common stock under share-based plans, net	513,778	5	(3,336)			(3,331)		(3,331)
Share-based compensation expense			6,928			6,928		6,928
BALANCE AUGUST 2, 2025	33,845,542	$338	$193,912	$(27,230)	$446,276	$613,296	$8,648	$621,944

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

Noncontrolling Interests

Noncontrolling interests in the Company’s condensed consolidated financial statements result from the accounting for noncontrolling interests in partially-owned consolidated subsidiaries or affiliates. The Company has a joint venture with Brand Investment Holding Limited (“Brand Investment Holding”), a member of the Gemkell Group, to sell Sam Edelman, Naturalizer and other branded footwear in China. The Company and Brand Investment Holding are each 50% owners of the joint venture, which is named CLT Brand Solutions (“CLT”). There were no capital contributions made during the thirteen weeks ended August 1, 2026. During the twenty-six weeks ended August 1, 2026, capital contributions of $1.7 million were made to CLT, including $0.9 million received from Brand Investment Holding. During the thirteen and twenty-six weeks ended August 2, 2025, capital contributions of $1.0 million and $4.5 million, respectively, were made to CLT, including $0.5 million and $2.3 million, respectively, received from Brand Investment Holding.

Net sales and operating earnings (losses) of CLT for the periods ended August 1, 2026 and August 2, 2025 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$17,147	$13,374	$26,970	$20,584
Operating earnings (loss)	1,557	700	503	(1,296)

The Company consolidates CLT into its condensed consolidated financial statements on a one-month lag. Net earnings (loss) attributable to noncontrolling interests represents the share of net earnings or losses that are attributable to Brand Investment Holding. Transactions between the Company and the joint venture have been eliminated in the condensed consolidated financial statements.

Supplier Finance Program

The Company facilitates a voluntary supplier finance program (“the Program”) that provides certain of the Company’s suppliers the opportunity to sell receivables related to products that the Company has purchased to participating financial institutions at a rate that leverages the Company’s credit rating, which may be more beneficial to the suppliers than the rate they can obtain based upon their own credit rating. The Company negotiates payment and other terms directly with the suppliers, regardless of whether the supplier participates in the Program, and the Company’s responsibility is limited to making payment based on the terms originally negotiated with the supplier.  The suppliers that participate in the Program have discretion to determine which invoices, if any, are sold to the participating financial institutions.  The liabilities to the suppliers that participate in the Program are presented as accounts payable in the Company’s condensed consolidated balance sheets, with changes reflected within cash flows from operating activities when settled.  As of August 1, 2026 and August 2, 2025, the Company had $20.4 million and $22.8 million, respectively, of accounts payable subject to the Program arrangements.

The following table is a rollforward of the obligations confirmed under the Program for August 1, 2026, August 2, 2025 and January 31, 2026:

($ thousands)	August 1, 2026	August 2, 2025	January 31, 2026
Confirmed obligations outstanding at the beginning of the period	$25,313	$21,970	$21,970
Invoices confirmed during the period	47,481	53,104	110,129
Confirmed invoices paid during the period	(52,396)	(52,265)	(106,786)
Confirmed obligations outstanding at the end of the period	$20,398	$22,809	$25,313

Sale of Corporate Headquarters

In December 2025, the Company completed the sale of the largest parcel of its corporate headquarters campus and entered into a short-term leaseback arrangement, allowing continued occupancy until its new headquarters space becomes available in the third quarter of 2026. In April 2026, the Company completed the sale of one of the remaining parcels and similarly entered into a short-term leaseback agreement for continued use of the property through the anticipated relocation date. In connection with the sale, the Company recognized a gain of $3.9 million during the twenty-six weeks ended August 1, 2026, which is reflected in restructuring and other special charges, net, in the condensed consolidated statement of earnings. See Note 6 to the condensed consolidated financial statements for further discussion. The Company remains committed to the sale of the remaining parcel of the corporate headquarters campus, which has a carrying value of $4.8 million and is classified as property and equipment, net on the condensed consolidated balance sheet.

Note 2    Significant Accounting Policies

The Company’s significant accounting policies, which are disclosed in the Annual Report on Form 10-K for the year ended January 31, 2026, did not change during the twenty-six weeks ended August 1, 2026.

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

Impact of Recently Issued Accounting Pronouncements

There have been no additional accounting pronouncements or changes in accounting pronouncements during the twenty-six weeks ended August 1, 2026 as compared with the recently issued accounting pronouncements described in our Annual Report on Form 10-K for the year ended January 31, 2026 that are significant or expected to be significant to the Company.

Note 3    Acquisition

On February 16, 2025, the Company entered into a Sale and Purchase Agreement with Tapestry, Inc. (“Tapestry”) to acquire the Stuart Weitzman business (the “Acquisition”).  On August 4, 2025, the Company completed the Acquisition pursuant to the terms and conditions of that Sale and Purchase Agreement, as amended.  The aggregate purchase price for the Acquisition was $109.2 million, net of the cash received at the closing. During the first quarter of 2026, the Company recorded a net measurement period adjustment of $0.6 million related to the finalization of net working capital adjustments. There were no additional net measurement periods adjustments in the thirteen weeks ended August 1, 2026. The purchase accounting for the Stuart Weitzman acquisition is complete.

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

($ thousands)	August 4, 2025
Assets
Current assets:
Cash and cash equivalents	$10,683
Receivables	14,220
Inventories	84,472
Prepaid expenses and other current assets	10,607
Total current assets	119,982

Lease right-of-use assets	21,293
Property and equipment	7,899
Goodwill	11,038
Intangible assets	12,800
Other assets	2,241
Total assets	$175,253

Liabilities and Equity
Current liabilities:
Trade accounts payable	$5,458
Lease obligations	10,279
Other accrued expenses	22,045
Total current liabilities	37,782

Other liabilities:
Noncurrent lease obligations	16,496
Other liabilities	1,126
Total other liabilities	17,622
Net assets	$119,849

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

The financial results of Stuart Weitzman are included in the Brand Portfolio segment beginning in the third quarter of 2025. Stuart Weitzman contributed net sales of $42.5 million and reported an operating loss of $2.9 million for the thirteen weeks ended August 1, 2026. Stuart Weitzman contributed net sales of $86.4 million and reported an operating loss of $4.1 million for the twenty-six weeks ended August 1, 2026. The operating losses during the thirteen and twenty-six weeks ended August 1, 2026 do not include $1.8 million ($1.3 million on an after-tax basis, or $0.04 per diluted share) incurred in the first quarter of 2026 in acquisition and integration-related costs and the incremental interest expense associated with the transaction. Refer to Note 6 to the condensed consolidated financial statements for additional information related to the acquisition and integration costs and Note 9 for discussion of the intangible assets acquired.

Pro Forma Financial Information

The following unaudited pro forma financial information for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 combine the historical results of Caleres, Inc. and Stuart Weitzman, assuming the acquisition had been completed as of February 2, 2025. The pro forma financial information includes various adjustments to reflect business combination accounting effects, including the incremental cost of goods sold related to the fair value step-up adjustment on the inventory, acquisition and integration-related transaction costs, interest expense on the incremental borrowings on the revolving credit agreement to fund the acquisition and amortization on the acquired intangible assets, and tax-related effects of the adjustments.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$695,454	$702,619	$1,362,053	$1,363,651
Net earnings (loss) attributable to Caleres, Inc.	$58,642	$(6,552)	$74,267	$(12,959)

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the Company completed the acquisition on February 2, 2025, nor is it necessarily indicative of the results of operations that may be expected in future periods.

Note 4   Revenues

Disaggregation of Revenues

The following table disaggregates revenue by segment and major source for the periods ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended August 1, 2026
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$320,037	$33,864	$—	$353,901
E-commerce - Company websites (1)	53,827	61,437	—	115,264
E-commerce - wholesale drop-ship (1)	—	29,183	(1,307)	27,876
Total direct-to-consumer sales	373,864	124,484	(1,307)	497,040
Wholesale - e-commerce (1)	—	64,371	—	64,371
Wholesale - landed	—	134,893	(18,196)	116,697
Wholesale - first cost	—	14,644	—	14,644
Licensing and royalty	358	1,298	—	1,656
Other (2)	138	907	—	1,046
Net sales	$374,360	$340,597	$(19,503)	$695,454

	Thirteen Weeks Ended August 2, 2025
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$344,255	$20,167	$—	$364,422
E-commerce - Company websites (1)	54,796	54,496	—	109,292
E-commerce - wholesale drop-ship (1)	—	24,381	(1,215)	23,166
Total direct-to-consumer sales	399,051	99,044	(1,215)	496,880
Wholesale - e-commerce (1)	—	44,895	—	44,895
Wholesale - landed	—	118,609	(15,479)	103,130
Wholesale - first cost	—	11,740	—	11,740
Licensing and royalty	404	1,320	—	1,724
Other (2)	138	12	—	150
Net sales	$399,593	$275,620	$(16,694)	$658,519

	Twenty-Six Weeks Ended August 1, 2026
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$588,871	$63,422	$—	$652,293
E-commerce - Company websites (1)	103,879	127,777	—	231,656
E-commerce - wholesale drop-ship (1)	—	59,746	(2,867)	56,879
Total direct-to-consumer sales	692,750	250,945	(2,867)	940,829
Wholesale - e-commerce (1)	—	134,267	—	134,267
Wholesale - landed	—	283,008	(25,628)	257,380
Wholesale - first cost	—	24,690	—	24,690
Licensing and royalty	654	3,030	—	3,684
Other (2)	276	927	—	1,203
Net sales	$693,681	$696,867	$(28,495)	$1,362,053

	Twenty-Six Weeks Ended August 2, 2025
			Eliminations and
($ thousands)	Famous Footwear	Brand Portfolio	Other	Total

Retail stores	$625,869	$37,103	$—	$662,972
E-commerce - Company websites (1)	100,386	109,396	—	209,782
E-commerce - wholesale drop-ship (1)	—	55,563	(2,765)	52,798
Total direct-to-consumer sales	726,255	202,062	(2,765)	925,552
Wholesale - e-commerce (1)	—	108,002	—	108,002
Wholesale - landed	—	236,472	(22,779)	213,693
Wholesale - first cost	—	21,558	—	21,558
Licensing and royalty	746	2,897	—	3,643
Other (2)	268	24	—	292
Net sales	$727,269	$571,015	$(25,544)	$1,272,740
(1)	Collectively referred to as "e-commerce" in the narrative below
(2)	Includes breakage revenue from unredeemed gift cards, which is recognized during the 24-month period following the sale of the gift cards according to the Company’s historical redemption patterns.

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

E-commerce

The Company generates revenue from sales on websites maintained by the Company that are shipped from the Company’s distribution centers, retail stores, or from a drop-ship fulfillment location directly to the consumer, picked up directly by the consumer from the Company’s stores, or delivered from our Famous Footwear stores to the consumer via a third-party delivery service (“e-commerce – Company websites”); sales from the Company’s wholesale customers’ websites that are fulfilled on a drop-ship basis (“e-commerce – wholesale drop ship”); and other e-commerce sales (“wholesale – e-commerce”), collectively referred to as "e-commerce".  The Company transfers control and recognizes revenue for merchandise sold that is shipped directly to an individual consumer upon delivery to the consumer.

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

Information about significant balances from contracts with customers is as follows:

($ thousands)	August 1, 2026	August 2, 2025	January 31, 2026
Customer allowances and discounts	$17,879	$14,038	$14,504
Loyalty programs liability	8,686	9,557	7,828
Returns reserve	17,805	13,524	18,567
Gift card liability	7,326	5,845	8,576

Changes in contract balances with customers between the periods presented generally reflect differences in relative sales volume. In addition, during the twenty-six weeks ended August 1, 2026, the loyalty program liability increased $9.7 million due to points and material rights earned on purchases and decreased $8.8 million due to expirations and redemptions. During the twenty-six weeks ended August 2, 2025, the loyalty programs liability increased $10.7 million due to points and material rights earned on purchases and decreased $8.9 million due to expirations and redemptions. The liability for loyalty programs is presented within other accrued expenses when earned and is generally expected to be recognized as revenue within one year. The returns reserve liability generally reflects differences in relative sales volume. The gift card liability is established upon the sale of a gift card and revenue is recognized either upon redemption of the gift card by the consumer or based upon the gift card breakage rate, which is generally within the 24-month period following the sale of the gift card.

The Company estimates and records an expected lifetime credit loss on accounts receivable by utilizing credit ratings and other customer-related information, as well as historical loss experience.  The following table summarizes the activity in the Company’s allowance for expected credit losses during the twenty-six weeks ended August 1, 2026 and August 2, 2025:

	Twenty-Six Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025
Balance, beginning of period	$17,521	$8,323
Adjustment for expected credit losses	(946)	2,322
Uncollectible account recoveries, net	(34)	16
Balance, end of period	$16,541	$10,661

Note 5    Earnings Per Share

The Company uses the two-class method to compute basic and diluted earnings per common share attributable to Caleres, Inc. shareholders.  In periods of net loss, no effect is given to the Company’s participating securities since they do not contractually participate in the losses of the Company. The following table sets forth the computation of basic and diluted earnings per common share attributable to Caleres, Inc. shareholders for the periods ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands, except per share amounts)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025

NUMERATOR
Net earnings	$59,421	$7,061	$73,172	$13,006
Net (earnings) loss attributable to noncontrolling interests	(779)	(348)	(252)	650
Net earnings attributable to Caleres, Inc.	$58,642	$6,713	$72,920	$13,656
Net earnings allocated to participating securities	(2,358)	(263)	(2,745)	(502)
Net earnings attributable to Caleres, Inc. after allocation of earnings to participating securities	$56,284	$6,450	$70,175	$13,154

DENOMINATOR
Denominator for basic earnings per common share attributable to Caleres, Inc. shareholders	32,665	32,494	32,643	32,509
Dilutive effect of share-based awards	162	127	153	127
Denominator for diluted earnings per common share attributable to Caleres, Inc. shareholders	32,827	32,621	32,796	32,636

Basic earnings per common share attributable to Caleres, Inc. shareholders	$1.72	$0.20	$2.15	$0.40

Diluted earnings per common share attributable to Caleres, Inc. shareholders	$1.71	$0.20	$2.14	$0.40

As further discussed in Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, the Company has a publicly announced share repurchase program. The Company repurchased no shares under this program during the thirteen weeks ended August 1, 2026 or August 2, 2025. The Company repurchased 250,000 and 300,000 shares under this program during the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

Under the provisions of the Inflation Reduction Act of 2022 (“Inflation Reduction Act”), a 1% excise tax is imposed on repurchases of common stock beginning on January 1, 2023.  Excise taxes incurred on share repurchases are incremental costs to purchase the stock, and accordingly, are included in the total cost basis of the common stock acquired and reflected as a reduction of shareholders’ equity within retained earnings in the condensed consolidated statements of shareholders’ equity. There were no excise taxes due on share repurchases during the twenty-six weeks ended August 1, 2026. An immaterial amount of excise taxes were due on share repurchases during the twenty-six weeks ended August 2, 2025.

Note 6 Restructuring and Other Special Charges

Gain on Sale of Corporate Headquarters

During the twenty-six weeks ended August 1, 2026, the Company completed the sale of one of the remaining parcels comprising its corporate headquarters in Clayton, Missouri. The transaction resulted in a gain of $3.9 million ($2.9 million on an after-tax basis, or $0.09 per diluted share), which is reflected in the restructuring and other special charges in the condensed consolidated statement of earnings within the Eliminations and Other category for the twenty-six weeks ending August 1, 2026. The Company did not have a similar gain in the thirteen weeks ending August 1, 2026 or the thirteen or twenty-six weeks ended August 2, 2025.

Stuart Weitzman Acquisition and Integration Costs

As discussed in Note 3 to the condensed consolidated financial statements, on August 4, 2025, the Company completed the previously announced acquisition of Stuart Weitzman from Tapestry, Inc., and successfully completed the Stuart Weitzman systems integration on February 1, 2026. During the twenty-six weeks ended August 1, 2026, the Company incurred information technology, office relocation and other related costs associated with the acquisition of approximately $1.8 million ($1.3 million on an after-tax basis, or $0.04 per diluted share). Of the $1.8 million in costs for the twenty-six weeks ended August 1, 2026, $1.4 million is reflected in the Eliminations and Other category and $0.4 million is reflected in the Brand Portfolio segment in restructuring and other special charges in the condensed consolidated statement of earnings. The Company did not incur any additional acquisition related costs in the thirteen weeks ended August 1, 2026.

During the thirteen and twenty-six weeks ended August 2, 2025, the Company incurred legal and other related costs of approximately $2.3 million ($1.7 million on an after-tax basis, or $0.05 per diluted share) and $2.9 million ($2.1 million on an after-tax basis, or $0.06 per diluted share), respectively, associated with the acquisition of Stuart Weitzman. These costs were reflected in restructuring and other special charges in the condensed consolidated statement of earnings for the thirteen and twenty-six weeks ended August 2, 2025 in the Eliminations and Other category.

Restructuring Reserves

The following table summarizes the activity in the Company’s restructuring reserves related to the Stuart Weitzman acquisition and associated integration costs during the twenty-six weeks ended August 1, 2026.

($ thousands)	August 1, 2026
Balance, beginning of the period	$4,906
Net additions	136
Utilized during the period	(4,203)
Balance, end of the period	$839

Note 7    Business Segment Information

Following is a summary of certain key financial measures for the Company’s business segments for the periods ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended August 1, 2026
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Net sales (1)	$374,360	$340,597	$(19,503)	$695,454
Cost of goods sold (2)	214,552	117,843	(17,916)	314,479
Gross profit	159,808	222,754	(1,587)	380,975

Less expenses:
Retail stores (3)	94,843	16,364	—	111,207
Information technology	6,329	8,720	1,699	16,748
Warehousing and distribution	14,366	13,480	664	28,510
Advertising and marketing	14,745	22,116	175	37,036
Other expenses (4)	24,361	70,826	14,673	109,860
Operating earnings (loss)	$5,164	$91,248	$(18,798)	$77,614

Segment assets	$931,336	$1,020,370	$184,636	$2,136,342

	Thirteen Weeks Ended August 2, 2025
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total
Net sales (1)	$399,593	$275,620	$(16,694)	$658,519
Cost of goods sold	224,862	164,565	(16,703)	372,724
Gross profit	174,731	111,055	9	285,795

Less expenses:
Retail stores (3)	93,923	7,467	—	101,390
Information technology	7,823	7,690	1,229	16,742
Warehousing and distribution	15,377	14,099	(1,869)	27,607
Advertising and marketing	15,150	17,238	211	32,599
Restructuring and other special charges, net	123	1,792	4,841	6,756
Other expenses (4)	23,784	56,120	11,505	91,409
Operating earnings (loss)	$18,551	$6,649	$(15,908)	$9,292

Segment assets	$941,398	$920,455	$290,375	$2,152,228

	Twenty-Six Weeks Ended August 1, 2026
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$693,681	$696,867	$(28,495)	$1,362,053
Cost of goods sold (2)	393,867	299,602	(27,863)	665,606
Gross profit	299,814	397,265	(632)	696,447

Less expenses:
Retail stores (3)	185,785	32,557	—	218,342
Information technology	13,490	17,401	2,194	33,085
Warehousing and distribution	27,205	28,394	(13)	55,586
Advertising and marketing	22,630	49,913	229	72,772
Restructuring and other special charges, net	—	457	(2,583)	(2,126)
Other expenses (4)	45,977	138,203	33,125	217,305
Operating earnings (loss)	$4,727	$130,340	$(33,584)	$101,483

Segment assets	$931,336	$1,020,370	$184,636	$2,136,342

	Twenty-Six Weeks Ended August 2, 2025
	Famous	Brand	Eliminations
($ thousands)	Footwear	Portfolio	and Other	Total

Net sales (1)	$727,269	$571,015	$(25,544)	$1,272,740
Cost of goods sold	404,096	330,674	(26,519)	708,251
Gross profit	323,173	240,341	975	564,489

Less expenses:
Retail stores (3)	183,544	14,900	—	198,444
Information technology	15,633	15,334	2,627	33,594
Warehousing and distribution	29,377	30,259	(4,949)	54,687
Advertising and marketing	23,805	38,779	350	62,934
Restructuring and other special charges, net	123	1,792	5,468	7,383
Other expenses (4)	47,166	115,213	24,192	186,571
Operating earnings (loss)	$23,525	$24,064	$(26,713)	$20,876

Segment assets	$941,398	$920,455	$290,375	$2,152,228

(1)	Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $19.5 million and $16.7 million for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. Net sales includes intersegment sales from Brand Portfolio to Famous Footwear of $28.5 million and $25.5 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.
(2)	Cost of goods sold from the Brand Portfolio segment for the thirteen and twenty-six weeks ended August 1, 2026 includes $55.6 million of cost reductions related to tariff refunds.
(3)	Includes compensation and facilities costs associated with the Company’s North America retail stores.
(4)	Primarily includes compensation costs associated with non-retail store operations, depreciation and amortization, and other overhead expenses.

The Eliminations and Other category includes corporate assets, administrative expenses and other costs and recoveries, which are not allocated to the operating segments, as well as the elimination of intersegment sales and profit.

Following is a reconciliation of operating earnings to earnings before income taxes:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating earnings	$77,614	$9,292	$101,483	$20,876
Interest expense, net	(4,387)	(4,497)	(9,068)	(8,291)
Other income, net (1)	4,504	993	5,670	1,677
Earnings before income taxes	$77,731	$5,788	$98,085	$14,262
(1)	Other income, net for the thirteen and twenty-six weeks ended August 1, 2026 includes $1.8 million of interest income related to tariff refunds.

Note 8    Inventories

The Company’s net inventory balance was comprised of the following:

($ thousands)	August 1, 2026	August 2, 2025	January 31, 2026
Raw materials	$16,240	$15,700	$15,251
Work-in-process	745	751	704
Finished goods	737,256	676,831	594,516
Inventories, net (1)	$754,241	$693,282	$610,471
(1)	Net of adjustment to last-in, first-out cost of $17.0 million, $11.9 million and $14.9 million as of August 1, 2026, August 2, 2025 and January 31, 2026, respectively.

Note 9    Goodwill and Intangible Assets

Goodwill and intangible assets were as follows:

($ thousands)	August 1, 2026	August 2, 2025	January 31, 2026
Intangible Assets
Famous Footwear	$2,800	$2,800	$2,800
Brand Portfolio (1)	354,883	342,083	354,883
Total intangible assets	357,683	344,883	357,683
Accumulated amortization	(174,709)	(163,083)	(168,922)
Total intangible assets, net	182,974	181,800	188,761
Goodwill
Brand Portfolio (2)	15,994	4,956	15,386
Total goodwill	15,994	4,956	15,386
Goodwill and intangible assets, net	$198,968	$186,756	$204,147
(1)	The carrying amount of intangible assets as of August 1, 2026, August 2, 2025 and January 31, 2026 is presented net of accumulated impairment charges of $106.2 million.
(2)	The carrying amount of goodwill as of August 1, 2026, August 2, 2025 and January 31, 2026 is presented net of accumulated impairment charges of $415.7 million.

As further described in Note 3 of the condensed consolidated financial statements, the Company acquired Stuart Weitzman on August 4, 2025.  The allocation of the purchase price resulted in trademark intangible assets of $12.8 million and incremental goodwill of $11.0 million.  The trademark is being amortized on a straight-line basis over its useful life of 20 years.

The Company’s intangible assets as of August 1, 2026, August 2, 2025 and January 31, 2026 were as follows:

($ thousands)	August 1, 2026
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$312,288	$(154,134)	$(10,200)	$147,954
Trade names	Indefinite	107,400	—	(92,000)	15,400
Customer relationships	15 - 16	44,200	(20,575)	(4,005)	19,620
		$463,888	$(174,709)	$(106,205)	$182,974

($ thousands)	August 2, 2025
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$299,488	$(144,798)	$(10,200)	$144,490
Trade names	Indefinite	107,400	—	(92,000)	15,400
Customer relationships	15 - 16	44,200	(18,285)	(4,005)	21,910
		$451,088	$(163,083)	$(106,205)	$181,800

($ thousands)	January 31, 2026
	Estimated Useful Lives		Accumulated	Accumulated
	(In Years)	Cost Basis	Amortization	Impairment	Net Carrying Value
Trade names	2 - 40	$312,288	$(149,492)	$(10,200)	$152,596
Trade names	Indefinite	107,400	—	(92,000)	15,400
Customer relationships	15 - 16	44,200	(19,430)	(4,005)	20,765
		$463,888	$(168,922)	$(106,205)	$188,761

Amortization expense related to intangible assets was $2.9 million and $2.8 million for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. Amortization expense related to intangible assets was $5.8 million and $5.5 million for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. The Company estimates that amortization expense related to intangible assets will be approximately $11.7 million in 2026, $11.5 million in 2027, and $11.3 million in 2028, 2029, 2030 and 2031.

Goodwill is tested for impairment as of the first day of the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate it might be impaired, using either the qualitative assessment or a quantitative fair value-based test. The Company recorded no goodwill impairment charges during the twenty-six weeks ended August 1, 2026 or August 2, 2025.

Indefinite-lived intangible assets are tested for impairment as of the first day of the fourth quarter of each fiscal year unless events or circumstances indicate an interim test is required.  The Company recorded no impairment charges for indefinite-lived intangible assets during the twenty-six weeks ended August 1, 2026 or August 2, 2025.

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

During the twenty-six weeks ended August 1, 2026, the Company entered into new or amended leases that resulted in the recognition of right-of-use assets and lease obligations of $67.2 million on the condensed consolidated balance sheets. As of August 1, 2026, the Company has entered into lease commitments for nine retail locations for which the leases have not yet commenced. The Company anticipates that three leases will begin in the current fiscal year, five leases will begin in fiscal 2027 and one lease will begin in fiscal 2028. Upon commencement, right-of-use assets and lease liabilities of approximately $3.8 million will be recorded in the current fiscal year, $5.7 million will be recorded in fiscal 2027, and $1.8 million will be recorded in 2028, respectively, on the condensed consolidated balance sheet. In addition, the Company has entered into a lease commitment for its corporate headquarters that will begin in the third quarter of 2026.  Upon commencement, right-of-use assets and lease liabilities of approximately $55.7 million will be recorded.

During the thirteen weeks ended August 1, 2026 and August 2, 2025, the Company recorded asset impairment charges of $0.3 million and $0.4 million, respectively, primarily related to underperforming retail stores. During the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Company recorded asset impairment charges of $0.6 million and $0.7 million, respectively, primarily related to underperforming retail stores.  Refer to Note 15 to the condensed consolidated financial statements for further discussion of impairment charges on the Company’s operating lease right-of-use assets and property and equipment in retail stores.

The components of lease expense for the thirteen and twenty-six weeks ended August 1, 2026 and August 2, 2025 were as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating lease expense	$43,712	$41,712	$87,432	$82,289
Variable lease expense	13,035	10,060	25,179	21,791
Short-term lease expense	409	362	663	506
Total lease expense	$57,156	$52,134	$113,275	$104,586

During the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Company paid cash for lease obligations of $87.0 million and $94.9 million, respectively.

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

At August 1, 2026, the Company had $288.0 million of borrowings outstanding and $7.6 million in letters of credit outstanding under the Credit Agreement. Total additional borrowing availability was $357.3 million as of August 1, 2026. As further discussed in Note 3 to the condensed consolidated financial statements, the Company acquired Stuart Weitzman from Tapestry, Inc. on August 4, 2025. Borrowings under the revolving credit agreement were used to fund the acquisition. The Company was in compliance with all covenants and restrictions under the Credit Agreement as of August 1, 2026.

Note 12  Shareholders’ Equity

Accumulated Other Comprehensive Loss

The following table sets forth the changes in accumulated other comprehensive loss by component for the periods ended August 1, 2026 and August 2, 2025:

		Pension and	Accumulated
	Foreign	Other	Other
	Currency	Postretirement	Comprehensive
($ thousands)	Translation	Transactions (1)	(Loss) Income
Balance at May 2, 2026	$2,181	$(19,996)	$(17,815)
Other comprehensive loss before reclassifications	962	—	962
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	941	941
Tax benefit	—	(242)	(242)
Net reclassifications	—	699	699
Other comprehensive income	962	699	1,661
Balance at August 1, 2026	$3,143	$(19,297)	$(16,154)

Balance at May 3, 2025	$(28)	$(27,145)	$(27,173)
Other comprehensive loss before reclassifications	(1,075)	—	(1,075)
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	1,371	1,371
Tax benefit	—	(353)	(353)
Net reclassifications	—	1,018	1,018
Other comprehensive (loss) income	(1,075)	1,018	(57)
Balance at August 2, 2025	$(1,103)	$(26,127)	$(27,230)

Balance at January 31, 2026	$2,503	$(21,079)	$(18,576)
Other comprehensive income before reclassifications	640	—	640
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,399	2,399
Tax benefit	—	(617)	(617)
Net reclassifications	—	1,782	1,782
Other comprehensive income	640	1,782	2,422
Balance at August 1, 2026	$3,143	$(19,297)	$(16,154)

Balance at February 1, 2025	$(5,789)	$(28,233)	$(34,022)
Other comprehensive income before reclassifications	4,686	—	4,686
Reclassifications:
Amounts reclassified from accumulated other comprehensive loss	—	2,836	2,836
Tax benefit	—	(730)	(730)
Net reclassifications	—	2,106	2,106
Other comprehensive income	4,686	2,106	6,792
Balance at August 2, 2025	$(1,103)	$(26,127)	$(27,230)
(1)	Amounts reclassified are included in other income, net. Refer to Note 14 to the condensed consolidated financial statements for additional information related to pension and other postretirement benefits.

Note 13  Share-Based Compensation

The Company recognized share-based compensation expense of $3.6 million and $4.1 million during the thirteen weeks ended and $6.3 million and $6.9 million during the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

The Company had net issuances of 1,026,979 and 30,000 shares of common stock during the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively, for restricted stock grants, stock performance awards issued to employees and common and restricted stock grants issued to non-employee directors, net of forfeitures and shares withheld to satisfy the tax withholding requirement. During the twenty-six weeks ended August 1, 2026 and August 2, 2025, the Company had net issuances of 908,832 and 513,778 shares of common stock, respectively, related to share-based plans.

Restricted Stock

The following table summarizes restricted stock activity for the periods ended August 1, 2026 and August 2, 2025:

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 1, 2026			August 2, 2025
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at May 2, 2026	936,909	$19.94	Nonvested at May 3, 2025	1,354,064	$23.88
Granted	923,363	13.12	Granted	50,852	13.19
Forfeited	(16,562)	17.30	Forfeited	(16,300)	23.97
Vested	(50,083)	13.87	Vested	(50,670)	26.25
Nonvested at August 1, 2026	1,793,627	$16.63	Nonvested at August 2, 2025	1,337,946	$23.38

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 1, 2026			August 2, 2025
		Weighted-			Weighted-
	Total Number	Average		Total Number	Average
	of Restricted	Grant Date		of Restricted	Grant Date
	Shares	Fair Value		Shares	Fair Value
Nonvested at January 31, 2026	1,288,190	$22.29	Nonvested at February 2, 2025	1,141,319	$27.60
Granted	923,363	13.12	Granted	798,915	16.93
Forfeited	(36,117)	19.92	Forfeited	(87,629)	24.81
Vested	(381,809)	26.93	Vested	(514,659)	22.47
Nonvested at August 1, 2026	1,793,627	$16.63	Nonvested at August 2, 2025	1,337,946	$23.38

The Company granted 923,363 restricted shares during the thirteen and twenty-six weeks ended August 1, 2026, of which 832,658 have a graded vesting term of three years, with 50% vesting after two years and 50% after three years, 54,117 have a graded vesting term of three years, with one third vesting after one year, one third vesting after two years, and one third vesting over three years, and 36,588 have a cliff-vesting term of one year. The Company granted 50,852 and 798,915 restricted shares during the thirteen and twenty-six weeks ended August 2, 2025, respectively, which have a graded vesting term of three years, with 50% vesting after two years and 50% after three years.

Performance Awards

During the twenty-six weeks ended August 1, 2026, the Company granted performance share awards for a targeted 539,656 shares, with a weighted-average grant date fair value of $11.45 in connection with the 2026 performance award (2026-2028 performance period). At the end of the vesting period, the employee will have earned an amount of shares or units between 0% and 200% of the targeted award, depending on the attainment of certain financial goals for the service period and individual achievement of strategic initiatives over the cumulative period of the award.  The performance awards are payable in common stock for up to 100% of the targeted award and the remainder in cash if any portion exceeds the targeted award.  Compensation expense is recognized based on the fair value of the award and the anticipated number of shares or units to be awarded for each tranche in accordance with the vesting schedule of the units over the three-year service period. The Company granted no performance share awards during the twenty-six weeks ended August 2, 2025.

During the twenty-six weeks ended August 2, 2025, the Company granted long-term incentive awards payable in cash for the 2025-2027 performance period, with a target value of $6.7 million and a maximum value of $13.4 million.  This award, which vests after a three-year period, is dependent upon the attainment of certain financial goals of the Company for each of the three years and individual achievement of strategic initiatives over the cumulative period of the award.  The estimated cash liability, which is reflected within other liabilities on the condensed consolidated balance sheet as of August 1, 2026, is being accrued over the three-year service period.

Stock Price Incentive Awards

During the twenty-six weeks ended August 1, 2026, the Company granted one-time stock price incentive (“SPI”) awards, payable in cash, to certain executives, with a total target value of $6.1 million. The SPI awards are based upon achievement of certain average stock price levels of the Company’s common shares for a defined period. Earned awards are payable in increments over a three-year performance period. The estimated cash liability of this award, which is reflected within other liabilities on the condensed consolidated balance sheet as of August 1, 2026, is being accrued over the three-year service period.

Restricted Stock Units for Non-Employee Directors

Equity-based grants may be made to non-employee directors in the form of restricted stock units ("RSUs") payable in cash or common stock at no cost to the non-employee director.  The RSUs are subject to a vesting requirement (usually one year) and earn dividend equivalents at the same rate as dividends on the Company’s common stock.  The dividend equivalents, which vest immediately, are automatically reinvested in additional RSUs.  Expense related to the initial grant of RSUs is recognized ratably over the vesting period based upon the fair value of the RSUs.  The RSUs payable in cash are remeasured at the end of each period.  Expense for the dividend equivalents is recognized at fair value when the dividend equivalents are granted.  Gains and losses resulting from changes in the fair value of the RSUs payable in cash subsequent to the vesting period and through the settlement date are recognized in the Company’s condensed consolidated statements of earnings. The Company granted 75,366 and 75,035 RSUs to non-employee directors with weighted-average grant date fair value of $13.11 and $13.18 during the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. Granted RSUs include 2,190 and 2,249 for dividend equivalents with weighted average grant date fair values of $12.89 and $12.92 during the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. The Company granted 78,345 and 76,920 RSUs to non-employee directors with weighted-average grant date fair value of $13.09 and $13.24 during the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. Granted RSUs include 5,169 and 4,134 for dividend equivalents with weighted average grant date fair values of $12.67 and $14.04 during the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

Note 14  Retirement and Other Benefit Plans

The following table sets forth the components of net periodic benefit expense (income) for the Company, including the domestic and Canadian plans:

	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Service cost	$1,296	$1,115	$—	$—
Interest cost	3,590	3,623	11	11
Expected return on assets	(5,844)	(5,561)	—	—
Amortization of:
Actuarial loss (gain)	959	1,378	(18)	(19)
Prior service cost	—	12	—	—
Total net periodic benefit expense (income)	$1	$567	$(7)	$(8)

	Pension Benefits		Other Postretirement Benefits
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Service cost	$2,624	$2,339	$—	$—
Interest cost	7,207	7,244	23	24
Expected return on assets	(11,667)	(11,117)	—	—
Amortization of:
Actuarial loss (gain)	2,434	2,856	(35)	(39)
Prior service cost	—	19	—	—
Total net periodic benefit expense (income)	$598	$1,341	$(12)	$(15)

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

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 1, 2026, August 2, 2025 and January 31, 2026.  During the twenty-six weeks ended August 1, 2026 and August 2, 2025, there were no transfers into or out of Level 3.

	Fair Value Measurements
($ thousands)	Total	Level 1	Level 2	Level 3
Asset (Liability)
August 1, 2026:
Non-qualified deferred compensation plan assets	$13,696	13,696	$—	$—
Non-qualified deferred compensation plan liabilities	(13,696)	(13,696)	—	—
Non-qualified restoration plan assets	527	527	—	—
Non-qualified restoration plan liabilities	(527)	(527)	—	—
Deferred compensation plan liabilities for non-employee directors	(892)	(892)	—	—
Restricted stock units for non-employee directors	(452)	(452)	—	—
August 2, 2025:
Non-qualified deferred compensation plan assets	11,603	11,603	—	—
Non-qualified deferred compensation plan liabilities	(11,603)	(11,603)	—	—
Non-qualified restoration plan assets	453	453	—	—
Non-qualified restoration plan liabilities	(453)	(453)	—	—
Deferred compensation plan liabilities for non-employee directors	(784)	(784)	—	—
Restricted stock units for non-employee directors	(820)	(820)	—	—
January 31, 2026:
Non-qualified deferred compensation plan assets	12,717	12,717	—	—
Non-qualified deferred compensation plan liabilities	(12,717)	(12,717)	—	—
Non-qualified restoration plan assets	521	521	—	—
Non-qualified restoration plan liabilities	(521)	(521)	—	—
Deferred compensation plan liabilities for non-employee directors	(856)	(856)	—	—
Restricted stock units for non-employee directors	(769)	(769)	—	—

Impairment Charges

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include underperformance relative to historical or projected future operating results, a significant change in the manner of the use of the asset, or a negative industry or economic trend. When the Company determines that the carrying value of long-lived assets may not be recoverable based upon the existence of one or more of the aforementioned factors, impairment is measured based on a projected discounted cash flow method. Certain factors, such as estimated store sales and expenses, used for this nonrecurring fair value measurement are considered Level 3 inputs as defined by FASB ASC Topic 820, Fair Value Measurement. Long-lived assets held and used with carrying amounts of $622.0 million and $617.2 million at August 1, 2026 and August 2, 2025, respectively, were assessed for indicators of impairment. This assessment resulted in impairment charges for operating lease right-of-use assets, leasehold improvements and furniture and fixtures in the Company’s retail stores.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
($ thousands)	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Long-Lived Asset Impairment Charges:
Famous Footwear	$223	$420	$416	$697
Brand Portfolio	97	5	194	5
Total long-lived asset impairment charges	$320	$425	$610	$702

Fair Value of the Company’s Other Financial Instruments

The fair values of cash and cash equivalents, receivables and trade accounts payable approximate their carrying values due to the short-term nature of these instruments (Level 1).

The fair values of the borrowings under revolving credit agreement of $288.0 million and $387.5 million as of August 1, 2026 and August 2, 2025, respectively, approximate their carrying values due to the short-term nature of the borrowings (Level 1).

Note 16  Income Taxes

The Company’s consolidated effective tax rate can vary considerably from period to period, depending on a number of factors. The Company’s consolidated effective tax rates were a provision of 23.6% and a benefit of 22.0% for the thirteen weeks ended August 1, 2026 and August 2, 2025, respectively. The Company’s consolidated effective tax rates were provisions of 25.4% and 8.8% for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively. The higher effective tax rate for the quarter was driven by the pre-tax income and tax provision associated with tariff refunds received during the thirteen weeks ended August 1, 2026, contrasted with a discrete tax benefit of $2.5 million associated with foreign earnings transition tax resolution during the thirteen weeks ended August 2, 2025.  Discrete tax provisions related to share-based compensation of $1.5 million and $0.4 million were also recorded for the twenty-six weeks ended August 1, 2026 and August 2, 2025, respectively.

As of August 1, 2026, no deferred taxes have been provided on the accumulated unremitted earnings of the Company’s foreign subsidiaries that are not subject to United States income tax.  The Company periodically evaluates its international investment opportunities and plans, as well as its international working capital needs, to determine the level of investment required and, accordingly, determines the level of international earnings that is considered indefinitely reinvested.  Based upon that evaluation, earnings of the Company’s international subsidiaries that are not otherwise subject to United States taxation are considered to be indefinitely reinvested, and accordingly, deferred taxes have not been provided.  If changes occur in future investment opportunities and plans, those changes will be reflected when known and may result in providing residual United States deferred taxes on unremitted international earnings.

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

The cumulative expenditures for both on-site and off-site remediation through August 1, 2026 were $35.5 million. The Company has recovered a portion of these expenditures from insurers and other third parties.  The reserve for the anticipated future remediation activities at August 1, 2026 is $8.9 million, of which $8.1 million is recorded within other liabilities and $0.8 million is recorded within other accrued expenses on the condensed consolidated balance sheet. Of the total $8.9 million reserve, $4.5 million is for off-site remediation and $4.4 million is for on-site remediation.  The liability for the on-site remediation was discounted at 4.8%. On an undiscounted basis, the on-site remediation liability would be $11.9 million as of August 1, 2026.  The Company expects to spend approximately $0.1 million in 2026, $0.1 million in each of the following four years and $11.4 million in the aggregate thereafter related to the on-site remediation.

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

International Emergency Economic Powers Act Tariffs

In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) and in March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection Agency (“CBP”) to suspend collection of the invalidated tariffs and to establish a process to refund IEEPA tariffs previously collected. Beginning in April 2026, the Company began filing refund claims with CBP related to eligible tariff payments made. The Company has elected to apply the gain contingency model in accordance with ASC 450-30, Gain Contingency, to account for refunds. Under this model, a gain contingency is recognized when the gain is realized or realizable. During the thirteen and twenty-six weeks ended August 1, 2026, the Company collected $57.4 million of tariff refunds and related interest. Of the total collected, $55.6 million is included as a reduction to cost of goods sold and $1.8 million of interest income is included in other income, net, on the condensed consolidated statement of earnings. The Company has received substantially all of the tariff refunds.

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

Known Trends Impacting Our Business

Based on the current macroeconomic environment and our recent operating results, we believe the following trends may continue to impact our business and operating results:

Macroeconomic Environment

Macroeconomic conditions continued to weigh on consumer discretionary spending and our financial results during the second quarter of 2026. Consumers remain impacted by elevated interest rates, persistent inflation, and expectations of future price increases, which have increased pressure on discretionary spending. In addition, heightened geopolitical volatility has adversely affected the global economy. More recently, conflict throughout the Middle East, particularly the war in Iran, has increased oil prices, resulting in higher product and transportation costs. As a result, we continued to experience lower consumer traffic in our Famous Footwear retail stores during the quarter.

Tariff volatility and the lack of clarity surrounding future trade policy developments have heightened uncertainty in the global economy. We source a majority of our products internationally. We continue to monitor changes in policy impacting global trade, including tariffs, which have been volatile and subject to ongoing modification. In February 2026, the U.S. Supreme Court invalidated certain tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) and in March 2026, the U.S. Court of International Trade ordered the U.S. Customs and Border Protection Agency (“CBP”) to suspend collection of the invalidated tariffs and to establish a process to refund IEEPA tariffs previously collected. During the thirteen and twenty-six weeks ended August 1, 2026, we collected $57.4 million of tariff refunds and related interest. The Company has received substantially all of the tariff refunds.

Additionally, following the Supreme Court’s ruling invalidating the IEEPA tariffs, the U.S. imposed a temporary 10% general tariff under Section 122 of the Trade Act of 1974 and initiated additional trade actions, including the imposition of tariffs under Sections 301of the Trade Act of 1974, as well as other statutory authorities that may be used to impose tariffs or other import restrictions. On July 24, 2026, new tariff rates were imposed under Section 301 of the Trade Act of 1974. In addition, the U.S. Trade Representative has indicated that additional Section 301 tariffs may be implemented in the coming months following investigations covering a broad range of countries, including major sourcing markets. There remains substantial uncertainty regarding the potential changes or pauses to existing and newly announced tariffs, tariff levels, and whether additional tariffs or other reciprocal actions may be imposed, modified, or suspended. We have continued to implement various mitigation strategies including adjusting the countries from which we source our products and negotiating price concessions with our factories and selectively raising prices. Proposed or enacted tariffs and changes to U.S. trade policies may be reinstituted, paused, removed, or changed at any time, and to the extent we are unable to successfully mitigate any negative resulting impacts, it could adversely affect our business, financial condition, and results of operation.

Liquidity

Our liquidity position remains strong, with $50.9 million in cash and cash equivalents and excess availability on our revolving credit agreement of $357.3 million as of August 1, 2026.  During the second quarter of 2026, borrowings on our revolving credit agreement decreased to $288.0 million, primarily driven by repayments under our revolving credit agreement resulting from cash receipts from tariff refunds.

Financial Highlights

Highlights of our consolidated and segment results for the second quarter of 2026 and 2025 are as follows:

	Thirteen Weeks Ended
($ millions, except per share amounts)	August 1, 2026	August 2, 2025	Change (1)
Consolidated net sales	$695.5	$658.5	$37.0	5.6%
Famous Footwear segment net sales	$374.4	$399.6	($25.2)	(6.3)%
Famous Footwear comparable sales % change	(5.9)%	(3.4)%	n/m	n/m
Brand Portfolio segment net sales	$340.6	$275.6	$65.0	23.6%
Gross profit	$381.0	$285.8	$95.2	33.3%
Gross margin	54.8%	43.4%	n/m	1,140	bps
Operating earnings	$77.6	$9.3	$68.3	734.6%
Diluted earnings per share	$1.71	$0.20	$1.51	755.0%
(1)	n/m – not meaningful

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

RESULTS OF OPERATIONS

Following are the consolidated results and the results by segment:

CONSOLIDATED RESULTS

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$695.5	100.0%	$658.5	100.0%	$1,362.1	100.0%	$1,272.7	100.0%
Cost of goods sold	314.5	45.2%	372.7	56.6%	665.6	48.9%	708.3	55.6%
Gross profit	381.0	54.8%	285.8	43.4%	696.4	51.1%	564.5	44.4%
Selling and administrative expenses	303.4	43.6%	269.7	40.9%	597.1	43.8%	536.2	42.1%
Restructuring and other special charges, net	—	—%	6.8	1.1%	(2.1)	(0.2)%	7.4	0.6%
Operating earnings	77.6	11.2%	9.3	1.4%	101.5	7.5%	20.9	1.7%
Interest expense, net	(4.4)	(0.6)%	(4.5)	(0.7)%	(9.1)	(0.7)%	(8.3)	(0.7)%
Other income, net	4.5	0.6%	1.0	0.2%	5.7	0.4%	1.7	0.1%
Earnings before income taxes	77.7	11.2%	5.8	0.9%	98.1	7.2%	14.3	1.1%
Income tax (provision) benefit	(18.3)	(2.6)%	1.3	0.2%	(24.9)	(1.8)%	(1.3)	(0.1)%
Net earnings	59.4	8.6%	7.1	1.1%	73.2	5.4%	13.0	1.0%
Net earnings (loss) attributable to noncontrolling interests	0.8	0.1%	0.4	0.1%	0.3	0.0%	(0.7)	(0.1)%
Net earnings attributable to Caleres, Inc.	$58.6	8.5%	$6.7	1.0%	$72.9	5.4%	$13.7	1.1%

Net Sales

Net sales increased $37.0 million, or 5.6%, to $695.5 million for the second quarter of 2026, compared to $658.5 million for the second quarter of 2025.  Net sales of our Brand Portfolio segment increased $65.0 million, or 23.6%. Stuart Weitzman, acquired on August 4, 2025, contributed net sales of $42.5 million. Brand Portfolio net sales were up 8.2% on an organic growth basis, reflecting increases in our wholesale and international businesses. We saw broad strength in our fashion footwear brands and growth in most of our more value-oriented brands. Net sales in our Famous Footwear segment decreased $25.2 million, or 6.3%, and comparable sales declined 5.9%, reflecting less traffic in our retail stores.  Our direct-to-consumer sales represented approximately 71% of consolidated net sales for the second quarter of 2026, compared to 75% for the second quarter of 2025. We remain focused on international growth, direct-to-consumer penetration, elevating the consumer experience at Famous Footwear and maximizing the vertical opportunity between the Famous Footwear and Brand Portfolio segments, with Dr. Scholl’s, LifeStride, Naturalizer, and Blowfish Malibu representing four of Famous Footwear’s top 20 best-selling footwear brands during the quarter.

Net sales increased $89.4 million, or 7.0%, to $1,362.1 million for the six months ended August 1, 2026, compared to $1,272.7 million for the six months ended August 2, 2025.  Net sales of our Brand Portfolio segment increased $125.9 million, or 22.0%. Stuart Weitzman contributed net sales of $86.4 million. Brand Portfolio net sales were up 6.9% on an organic growth basis.  Net sales in our Famous Footwear segment decreased $33.6 million, or 4.6%, and comparable sales declined 4.3%, reflecting less traffic in our retail stores.  Our direct-to-consumer sales represented approximately 69% of consolidated net sales for the six months ended August 1, 2026, compared to 73% for the six months ended August 2, 2025.

Gross Profit

Gross profit increased $95.2 million, or 33.3%, to $381.0 million for the second quarter of 2026, compared to $285.8 million for the second quarter of 2025. As a percentage of net sales, gross profit increased to 54.8% for the second quarter of 2026, compared to 43.4% for the second quarter of 2025. The increase primarily reflects $55.6 million of tariff refunds received in the second quarter of 2026. The remaining increase is driven by lower ongoing tariffs and the continuation of our tariff mitigation efforts as well as favorable channel mix with more retail sales, which have a higher margin than wholesale, as a result of the Stuart Weitzman acquisition. This was offset by clearance-related activity.

Gross profit increased $131.9 million, or 23.4%, to $696.4 million for the six months ended August 1, 2026, compared to $564.5 million for the six months ended August 2, 2025. As a percentage of net sales, gross profit increased to 51.1% for the six months ended August 1, 2026, compared to 44.4% for the six months ended August 2, 2025. The increase primarily reflects $55.6 million of tariff refunds received in the second quarter of 2026. The remaining increase is driven by the same factors described above.

We classify certain warehousing, distribution, sourcing and other inventory procurement costs in selling and administrative expenses.  Accordingly, our gross profit and selling and administrative expense rates, as a percentage of net sales, may not be comparable to other companies.

Selling and Administrative Expenses

Selling and administrative expenses increased $33.7 million, or 12.5%, to $303.4 million for the second quarter of 2026, compared to $269.7 million for the second quarter of 2025.  The increase was driven by expenses associated with our acquired Stuart Weitzman brand, as well as higher expenses associated with our incentive compensation programs.  As a percentage of net sales, selling and administrative expenses increased to 43.6% for the second quarter of 2026, from 40.9% for the second quarter of 2025.

Selling and administrative expenses increased $60.9 million, or 11.4%, to $597.1 million for the six months ended August 1, 2026, compared to $536.2 million for the six months ended August 2, 2025.  The increase was driven by the same factors described above.  As a percentage of net sales, selling and administrative expenses increased to 43.8% for the six months ended August 1, 2026, from 42.1% for the six months ended August 2, 2025.

Restructuring and Other Special Charges, Net

Restructuring and other special charges, net resulted in income of $2.1 million for the six months ended August 1, 2026, driven by a gain on the sale of one of the remaining parcels comprising the corporate headquarters and offset by Stuart Weitzman acquisition and integration costs. Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges. We incurred restructuring costs of $7.4 million for the six months ended August 2, 2025, primarily for legal and other related costs associated with the acquisition of Stuart Weitzman and other related costs associated with our expense reduction initiatives.

Operating Earnings

Operating earnings increased $68.3 million to $77.6 million for the second quarter of 2026, compared to $9.3 million for the second quarter of 2025, reflecting the factors described above. As a percentage of net sales, operating earnings were 11.2% for the second quarter of 2026, compared to 1.4% for the second quarter of 2025.

Operating earnings increased $80.6 million to $101.5 million for the six months ended August 1, 2026, compared to $20.9 million for the six months ended August 2, 2025, reflecting the factors described above. As a percentage of net sales, operating earnings were 7.5% for the six months ended August 1, 2026, compared to 1.7% for the six months ended August 2, 2025.

Interest Expense, Net

Interest expense, net decreased $0.1 million, or 2.5%, to $4.4 million for the second quarter of 2026, compared to $4.5 million for the second quarter of 2025, reflecting lower average borrowings on our revolving credit facility.

Interest expense, net increased $0.8 million, or 9.3%, to $9.1 million for the six months ended August 1, 2026, compared to $8.3 million for the six months ended August 2, 2025, reflecting higher average borrowings on our revolving credit facility.

Other Income, Net

Other income, net increased $3.5 million to $4.5 million for the second quarter of 2026, compared to $1.0 million for the second quarter of 2025, and increased $4.0 million, to $5.7 million for the six months ended August 1, 2026, compared to $1.7 million for the six months ended August 2, 2025, primarily reflecting $1.8 million of interest received from tariff refunds, as well as higher income generated from our pension plan assets in the second quarter and six months ended August 1, 2026. Refer to Note 14 of the condensed consolidated financial statements for further information.

Income Tax Provision

Our effective tax rate can vary considerably from period to period, depending on a number of factors.  Our consolidated effective tax rates were a provision of 23.6% and a benefit of 22.0% for the second quarter of 2026 and 2025, respectively. Our consolidated effective tax rates were provisions of 25.4% and 8.8% for the six months ended August 1, 2026 and August 2, 2025, respectively. The higher effective tax rate for the quarter was driven by the pre-tax income and tax provision associated with tariff refunds received during the second quarter of 2026 contrasted with a discrete tax benefit of $2.5 million associated with foreign earnings transition tax resolution during the second quarter of 2025.  Discrete tax provisions related to share-based compensation of $1.5 million and $0.4 million were also recorded for the six months ended August 1, 2026 and August 2, 2025, respectively.

In 2021, the Organization for Economic Cooperation and Development (OECD) released Pillar Two Global Anti-Base Erosion model rules, designed to ensure large corporations are taxed at a minimum rate of 15% in all countries of operation. The OECD continues to release guidance and countries are implementing legislation to adopt the rules, which became effective on January 1, 2024.  In January 2026, the OECD announced that the U.S. multinational regime would be considered a side-by-side regime that should prevent U.S. companies from double taxation, although the arrangement is still being reviewed and adopted by other countries who have enacted Pillar Two legislation. We are continuing to evaluate the Pillar Two rules and their potential impact on future periods, but we do not expect the rules to have a material impact on our tax provision or effective tax rate.

Net Earnings Attributable to Caleres, Inc.

Net earnings attributable to Caleres, Inc. was $58.6 million and $72.9 million for the second quarter and six months ended August 1, 2026, respectively, compared to $6.7 million and $13.7 million for the second quarter and six months ended August 2, 2025, respectively, as a result of the factors described above.

FAMOUS FOOTWEAR

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
		% of		% of		% of		% of
($ millions, except sales per square foot)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$374.4	100.0%	$399.6	100.0%	$693.7	100.0%	$727.3	100.0%
Cost of goods sold	214.6	57.3%	224.9	56.3%	393.9	56.8%	404.2	55.6%
Gross profit	159.8	42.7%	$174.7	43.7%	299.8	43.2%	$323.1	44.4%
Selling and administrative expenses	154.6	41.3%	156.0	39.1%	295.1	42.5%	299.5	41.2%
Restructuring and other special charges, net	—	—%	0.1	0.0%	—	—%	0.1	0.0%
Operating earnings	$5.2	1.4%	$18.6	4.6%	$4.7	0.7%	$23.5	3.2%

Key Metrics
Comparable sales % change	(5.9)%		(3.4)%		(4.3)%		(3.9)%
Comparable sales $ change	$(23.1)		$(13.8)		$(30.3)		$(29.4)
Sales change from new and closed stores, net	$(1.9)		$(6.9)		$(3.3)		$(12.8)
Impact of changes in Canadian exchange rate on sales	$(0.2)		$0.0		$0.0		$(0.3)

Sales per square foot, excluding e-commerce (thirteen and twenty-six weeks ended)	$60		$63		$110		$114
Sales per square foot, excluding e-commerce (trailing twelve months)	$225		$232		$225		$232
Square footage (thousand sq. ft.)	5,366		5,463		5,366		5,463

Stores opened	6		2		7		2
Stores closed	4		7		14		18
Ending stores	814		830		814		830

Net Sales

Net sales of $374.4 million in the second quarter of 2026 decreased $25.2 million, or 6.3%, compared to the second quarter of 2025.  Comparable sales decreased 5.9% for the second quarter of 2026 driven by a decline in consumer traffic in our retail stores.  E-commerce sales were 14% of net sales in both the second quarter of 2026 and 2025. Our kids category, which is a key differentiator for Famous Footwear, continued to outperform the total chain.

We opened six stores and closed four stores during the second quarter of 2026, resulting in 814 stores and total square footage of 5.4 million at the end of the quarter, compared to 830 stores and total square footage of 5.5 million at the end of the second quarter of 2025.  Sales to members of our customer loyalty program, Famously You Rewards, continue to account for a majority of the segment’s sales with approximately 77% of our net sales made to program members in the second quarter of 2026, consistent with the second quarter of 2025.

Net sales of $693.7 million in the six months ended August 1, 2026 decreased $33.6 million, or 4.6%, compared to the six months ended August 2, 2025.  Comparable sales decreased 4.3% for the six months ended August 1, 2026 driven by a decline in consumer traffic in our retail stores.  During the first half of 2026, we opened seven stores and closed 14 stores.

Gross Profit

Gross profit decreased $14.9 million, or 8.5%, to $159.8 million for the second quarter of 2026, compared to $174.7 million for the second quarter of 2025. As a percentage of net sales, our gross profit decreased to 42.7% for the second quarter of 2026, from 43.7% for the second quarter of 2025, reflecting higher levels of clearance-related activity.

Gross profit decreased $23.3 million, or 7.2%, to $299.8 million for the six months ended August 1, 2026, compared to $323.1 million for the six months ended August 2, 2025. As a percentage of net sales, our gross profit decreased to 43.2% for the six months ended August 1, 2026, from 44.4% for the six months ended August 2, 2025, reflecting higher levels of clearance-related activity.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.4 million, or 0.9%, to $154.6 million for the second quarter of 2026, compared to $156.0 million for the second quarter of 2025.  The decrease was primarily driven by lower information technology costs and lower warehouse and distribution costs. During the second quarter of 2026, we converted two stores to the FLAIR concept, ending the quarter with a total of 61 FLAIR stores. As a percentage of net sales, selling and administrative expenses increased to 41.3% for the second quarter of 2026, compared to 39.1% for the second quarter of 2025.

Selling and administrative expenses decreased $4.4 million, or 1.5%, to $295.1 million for the six months ended August 1, 2026, compared to $299.5 million for the six months ended August 2, 2025. The decrease was primarily driven by lower information technology spend and lower warehouse and distribution costs. As a percentage of net sales, selling and administrative expenses increased to 42.5% for the six months ended August 1, 2026, compared to 41.2% for the six months ended August 2, 2025.

Operating Earnings

Operating earnings decreased $13.4 million to $5.2 million for the second quarter of 2026, compared to $18.6 million for the second quarter of 2025, primarily reflecting the factors described above. As a percentage of net sales, operating earnings declined to 1.4% for the second quarter of 2026, compared to 4.6% for the second quarter of 2025.

Operating earnings decreased $18.8 million to  $4.7 million for the six months ended August 1, 2026, compared to $23.5 million for the six months ended August 2, 2025, primarily reflecting the factors described above. As a percentage of net sales, operating earnings declined to 0.7% for the six months ended August 1, 2026, compared to 3.2% for the six months ended August 2, 2025.

BRAND PORTFOLIO

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$340.6	100.0%	$275.6	100.0%	$696.9	100.0%	$571.0	100.0%
Cost of goods sold	117.8	34.6%	164.5	59.7%	299.6	43.0%	330.7	57.9%
Gross profit	222.8	65.4%	111.1	40.3%	397.3	57.0%	240.3	42.1%
Selling and administrative expenses	131.5	38.6%	102.6	37.2%	266.6	38.3%	214.5	37.6%
Restructuring and other special charges, net	—	—%	1.8	0.7%	0.4	0.00%	1.8	0.2%
Operating earnings	$91.2	26.8%	$6.7	2.4%	$130.3	18.7%	$24.0	4.3%

Key Metrics
Direct-to-consumer (% of net sales) (1)	37%		36%		36%		35%
Change in wholesale net sales, excluding Stuart Weitzman ($)	$20.9		$(11.6)		$31.8		$(29.2)
Change in retail net sales, excluding Stuart Weitzman ($)	$1.6		$1.7		$7.7		$(2.5)
Sales change from acquired Stuart Weitzman business	$42.5		$—		$86.4		$—
Unfilled order position at end of period	$340.7		$244.2

Company-Operated Stores:
North America
Stores opened	2		2		2		5
Stores closed	4		—		4		2
Ending stores - North America(2)	83		63		83		63
East and Southeast Asia
Ending stores - East Asia (2)	91		55		91		55
Total Company-Operated Stores	174		118		174		118

International franchise locations	151		145		151		145
Total	325		263		325		263
(1)	Direct-to-consumer includes sales of our retail stores and e-commerce sites and sales through our customers’ websites that we fulfill on a drop-ship basis.
(2)	Ending stores for the period ended August 1, 2026, include 21 North America and 41 East Asia Stuart Weitzman retail stores.

Net Sales

Net sales of $340.6 million in the second quarter of 2026 increased $65.0 million, or 23.6%, compared to the second quarter of 2025.  The increase primarily reflects the acquisition of Stuart Weitzman on August 4, 2025. Stuart Weitzman contributed net sales of $42.5 million in the second quarter of 2026. The remaining 8.2% increase in net sales was driven by strong organic growth in our wholesale and international businesses. We saw broad strength in our fashion footwear brands and growth in our more value-oriented brands. Our direct-to-consumer sales represented approximately 37% of net sales for the second quarter of 2026, compared to 36% for the second quarter of 2025.  During the second quarter of 2026, opened two stores and closed four stores in North America, resulting in a total of 83 stores, compared to 63 stores in the second quarter of 2025. We remain focused on international growth and continue to evaluate expansion of our international presence during the second quarter of 2026. There were 91 stores in East Asia at August 1, 2026, compared to 55 stores at August 2, 2025. There were also 151 international branded stores owned and operated by third parties through franchise agreements at August 1, 2026, compared to 145 international branded stores at August 2, 2025.

Net sales increased $125.9 million, or 22.0%, to $696.9 million for the six months ended August 1, 2026, compared to $571.0 for the six months ended August 2, 2025.  The increase primarily reflects the acquisition of Stuart Weitzman on August 4, 2025, which contributed net sales of $86.4 million in the six months ended August 1, 2026. The remaining 6.9% increase in net sales was driven by organic growth.

Our unfilled order position for our wholesale sales increased $96.5 million, or 39.5%, to $340.7 million at August 1, 2026, compared to $244.2 million at August 2, 2025.

Gross Profit

Gross profit increased $111.7 million, or 101%, to $222.8 million for the second quarter of 2026, compared to $111.1 million for the second quarter of 2025.  As a percentage of net sales, our gross profit increased to 65.4% for the second quarter of 2026, compared to 40.3% for the second quarter of 2025.  The increase was driven primarily by $55.6 million of tariff recoveries received in the current period. The remaining increase is driven by lower ongoing tariffs and the continuation of our tariff mitigation efforts, as well as favorable channel mix with more retail sales, which have a higher margin than wholesale, as a result of the Stuart Weitzman acquisition.

Gross profit increased $157.0 million, or 65.3%, to $397.3 million for the six months ended August 1, 2026, compared to $240.3 million for the six months ended August 2, 2025.  As a percentage of net sales, our gross profit increased to 57.0% for the six months ended August 1, 2026, compared to 42.1% for the six months ended August 2, 2025.  The increase was driven by the same factors described above.

Selling and Administrative Expenses

Selling and administrative expenses increased $28.9 million, or 28.2%, to $131.5 million for the second quarter of 2026, compared to $102.6 million for the second quarter of 2025 driven by expenses related to our acquired Stuart Weitzman brand and growth in our international business. As a percentage of net sales, selling and administrative expenses increased to 38.6% for the second quarter of 2026, compared to 37.2% for the second quarter of 2025.

Selling and administrative expenses increased $52.1 million, or 24.2%, to $266.6 million for the six months ended August 1, 2026, compared to $214.5 million for the six months ended August 2, 2025 driven by expenses related to our acquired Stuart Weitzman brand and growth in our international business. As a percentage of net sales, selling and administrative expenses increased to 38.3% for the six months ended August 1, 2026, compared to 37.6% for the six months ended August 2, 2025.

Restructuring and Other Special Charges, Net

There were no restructuring and other special charges during the second quarter of 2026. Restructuring and other special charges of $0.4 million for the six months ended August 1, 2026 were primarily associated Stuart Weitzman acquisition and integration costs.  Refer to Note 6 to the condensed consolidated financial statements for additional information related to these charges.  Restructuring and other special charges of $1.8 million for the three and six months ended August 2, 2025 were associated with expense reduction initiatives, primarily severance.

Operating Earnings

Operating earnings increased to $91.2 million for the second quarter of 2026, from $6.7 million for the second quarter of 2025, as a result of the factors described above. As a percentage of net sales, operating earnings were 26.8% for the second quarter of 2026, compared to 2.4% for the second quarter of 2025.

Operating earnings increased to $130.3 million for the six months ended August 1, 2026, compared to $24.0 million for the six months ended August 2, 2025, as a result of the factors described above. As a percentage of net sales, operating earnings were 18.7% for the six months ended August 1, 2026, compared to 4.3% in the six months ended August 2, 2025.

ELIMINATIONS AND OTHER

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2026		August 2, 2025		August 1, 2026		August 2, 2025
		% of		% of		% of		% of
($ millions)		Net Sales		Net Sales		Net Sales		Net Sales
Net sales	$(19.5)	100.0%	$(16.7)	100.0%	$(28.5)	100.0%	$(25.5)	100.0%
Cost of goods sold	(17.9)	91.9%	(16.7)	100.0%	(27.9)	97.8%	(26.5)	103.9%
Gross profit	(1.6)	8.1%	0.0	0.0%	(0.6)	2.2%	1.0	(3.9)%
Selling and administrative expenses	17.2	(88.2)%	11.1	(66.5)%	38.1	(133.7)%	22.2	(87.1)%
Restructuring and other special charges, net	—	—%	4.8	(28.7)%	(2.6)	9.1%	5.5	(21.6)%
Operating loss	$(18.8)	96.3%	$(15.9)	95.2%	$(36.1)	126.8%	$(26.7)	104.8%

The Eliminations and Other category includes the elimination of intersegment sales and profit, unallocated corporate administrative expenses, and other costs and recoveries.

The net sales elimination of $19.5 million for the second quarter of 2026 is $2.8 million, or 16.8%, higher than the second quarter of 2025, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear compared to the prior comparable period. The net sales elimination of $28.5 million for the six months ended August 1, 2026 is $3.0 million, or 11.8%, higher than the six months ended August 2, 2025, reflecting an increase in product sold from our Brand Portfolio segment to Famous Footwear compared to the prior comparable period.

Selling and administrative expenses increased $6.1 million, to $17.2 million in the second quarter of 2026, compared to $11.1 million for the second quarter of 2025. Selling and administrative expenses increased $15.9 million, to $38.1 million in the six months ended August 1, 2026, compared to $22.2 million in the six months ended August 2, 2025. The increase for both the quarter and six months primarily reflect higher expenses related to our incentive compensation programs.

Restructuring and other special charges, net consisted of $2.6 million of income for the six months ended August 1, 2026, driven by a gain of $3.9 million for the sale of one of the remaining parcels comprising our corporate headquarters in Clayton, Missouri, partially offset by $1.3 million of technology, office relocation and other related costs associated with the acquisition of Stuart Weitzman. Restructuring and other special charges of $5.5 million for the six months ended August 2, 2025 were for legal and other related costs associated with the acquisition of Stuart Weitzman. Refer to Note 6 to the condensed consolidated financial statements for additional information.

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

Total debt obligations of $288.0 million at August 1, 2026 decreased $99.5 million, from $387.5 million at August 2, 2025, and $8.5 million, from $296.5 million at January 31, 2026.  On August 4, 2025, we completed the acquisition of Stuart Weitzman, as further discussed in Note 3 to the condensed consolidated financial statements. The decrease in borrowings at August 1, 2026 primarily reflects repayments of borrowings at the end of the second quarter of 2025 to fund the acquisition. Net interest expense for the second quarter of 2026 decreased $0.1 million to $4.4 million, compared to $4.5 million for the second quarter of 2025, reflecting lower average borrowings on our revolving credit facility.

At August 1, 2026, we had $288.0 million in borrowings and $7.6 million in letters of credit outstanding under the Credit Agreement.  Total borrowing availability was $357.3 million at August 1, 2026. We were in compliance with all covenants and restrictions under the Credit Agreement as of August 1, 2026.

Working Capital and Cash Flow

	Twenty-Six Weeks Ended

($ millions)	August 1, 2026	August 2, 2025	Change
Net cash provided by operating activities	$55.8	$41.7	$14.1
Net cash used for investing activities	(16.9)	(34.1)	17.2
Net cash (used for) provided by financing activities	(17.6)	154.2	(171.8)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.1	0.0
Increase in cash and cash equivalents	$21.2	$161.9	$(140.7)

Reasons for the major variances in cash provided in the table above are as follows:

Cash provided by operating activities was $14.1 million higher in the twenty-six weeks ended August 1, 2026 as compared to the twenty-six weeks ended August 2, 2025, primarily reflecting the following factors, including cash used for Stuart Weitzman operating activities:

●	Net earnings of $73.2 million for the twenty-six weeks ended August 1, 2026, compared to $13.0 million for the twenty-six weeks ended August 2, 2025,
●	A larger increase in trade accounts payable during the twenty-six weeks ended August 1, 2026, compared to the twenty-six weeks ended August 2, 2025, partially offset by,
●	An increase in accounts receivable of $13.5 million during the twenty-six weeks ended August 1, 2026, compared to a decrease of $18.4 million during twenty-six weeks ended August 2, 2025,
●	A decrease in accrued expenses and other liabilities during the twenty-six weeks ended August 1, 2026, compared to an increase during the twenty-six weeks ended August 2, 2025, and
●	A larger increase in inventory during the twenty-six weeks ended August 1, 2026, compared to the twenty-six weeks ended August 2, 2025.

Cash used for investing activities was $17.2 million lower for the twenty-six weeks ended August 1, 2026 as compared to the twenty-six weeks ended August 2, 2025, reflecting lower capital expenditures, due in part to less Famous Footwear remodel spending. We had 61 FLAIR stores as of August 1, 2026 and expect to add three to five more FLAIR stores during the second half of 2026. The lower capital expenditures are offset by $4.0 million of cash received for the sale of one of the remaining parcels comprising the Company’s corporate headquarters.

Cash used for financing activities was $17.6 million for the twenty-six weeks ended August 1, 2026, as compared to cash provided by financing activities of $154.2 million for the twenty-six weeks ended August 2, 2025. The primary driver of the change is due to net repayments on our revolving credit agreement of $8.5 million for the twenty-six weeks ended August 1, 2026, compared to net borrowings on our revolving credit agreement of $168.0 million for the twenty-six weeks ended August 2, 2025. The decrease in borrowings at August 1, 2026 primarily reflects repayments of borrowings at the end of the second quarter of 2025.

A summary of key financial data and ratios at the dates indicated is as follows:

	August 1, 2026	August 2, 2025	January 31, 2026
Working capital ($ millions) (1)	$105.6	$84.3	$17.2
Current ratio (2)	1.11:1	1.08:1	1.02:1
Debt-to-capital ratio (3)	29.7%	38.4%	32.7%
(1)	Working capital has been computed as total current assets less total current liabilities.
(2)	The current ratio has been computed by dividing total current assets by total current liabilities.
(3)	The debt-to-capital ratio has been computed by dividing the borrowings under our revolving credit agreement by total capitalization. Total capitalization is defined as total debt and total equity.

Working capital at August 1, 2026 was $105.6 million, which was an increase of $21.3 million from August 2, 2025 and an increase of $88.1 million from January 31, 2026. The increase in working capital from August 2, 2025 to August 1, 2026 primarily reflects a decrease in borrowings under our revolving credit agreement. The revolver was used to fund the acquisition of Stuart Weitzman, as further described in Note 3 to the condensed consolidated financial statements. The increase was further driven by increases in net receivables and net inventories. The increase in working capital from January 31, 2026 primarily reflects higher net inventories.

Our current ratio was 1.11:1 at August 1, 2026, compared to 1.08:1 at August 2, 2025 and 1.02:1 at January 31, 2026.  Our debt-to-capital ratio was 29.7% as of August 1, 2026, compared to 38.4% as of August 2, 2025 and 32.7% at January 31, 2026.  The lower debt-to-capital ratio as of August 1, 2026 reflects the decrease in borrowings under our revolving credit agreement from the previous year, which was higher as a result of the Stuart Weitzman acquisition.

We declared and paid dividends of $0.07 per share in the second quarter of both 2026 and 2025.  The declaration and payment of any future dividend is at the discretion of the Board of Directors and will depend on our results of operations, financial condition, business conditions and other factors deemed relevant by our Board of Directors.  However, we presently expect that dividends will continue to be paid.

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

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Furthermore, the design of a control system must reflect the fact there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to errors or fraud may occur and not be detected.  Our disclosure controls and procedures are designed to provide a reasonable level of assurance that their objectives are achieved.  As of August 1, 2026, management of the Company, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded our disclosure controls and procedures were effective at the reasonable assurance level.

Based on the evaluation of internal control over financial reporting, the Chief Executive Officer and Chief Financial Officer have concluded that there have been no changes in the Company’s internal controls over financial reporting during the quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended August 1, 2026, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in the 2025 Form 10-K.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchases of common stock during the second quarter of 2026:

			Total Number	Maximum Number
			Purchased as Part	of Shares that May
	Total Number of		of Publicly	Yet be Purchased
	Shares	Average Price Paid	Announced	Under the
Fiscal Period	Purchased (1)	per Share (1)	Program (2)	Program (2)
May 3, 2026 - May 30, 2026	—	$—	—	3,116,055

May 31, 2026 - July 4, 2026	544	14.14	—	3,116,055

July 5, 2026 - August 1, 2026	—	—	—	3,116,055

Total	544	$14.14	—	3,116,055
(1)	Includes shares that are tendered by employees related to certain share-based awards to satisfy tax withholding amounts for restricted stock awards. The average price per share on repurchases of our common stock excludes the cost of broker commissions and excise taxes due under the provisions of the Inflation Reduction Act.
(2)	On March 10, 2022, the Board of Directors approved a stock repurchase program ("2022 Program") authorizing the repurchase of 7,000,000 shares of our outstanding common stock. We can use the repurchase program to repurchase shares on the open market or in private transactions. During the thirteen and twenty-six weeks ended August 1, 2026, the Company repurchased zero and 250,000 shares, respectively, under the 2022 program. During the thirteen and twenty-six weeks ended August 2, 2025, the Company repurchased zero and 300,000 shares, respectively, under the 2022 program. As of August 1, 2026, there were 3,116,055 shares authorized to be repurchased. Our repurchases of common stock are limited under our revolving credit agreement.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5    OTHER INFORMATION

Director and Section 16 Officer Trading Arrangements

During the thirteen weeks ended August 1, 2026, no director or Section 16 officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6    EXHIBITS

HIDDEN_ROW
Exhibit No.
3.2		Bylaws of the Company as amended through May 28, 2026, incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed May 28, 2026.
10.1*		Caleres, Inc. Incentive and Stock Compensation Plan of 2026, incorporated herein by reference to Exhibit A to the Company’s Proxy Statement filed on April 16, 2026.
10.2*	†	Form of Restricted Stock Award Agreement under the Company’s Incentive and Stock Compensation Plan of 2026, filed herewith.
10.3a*	†	Form of Non-Employee Director Restricted Stock Unit Agreement between the Company and its Non-Employee Directors under the Company’s Incentive and Stock Compensation Plan of 2026, filed herewith.
10.3b*	†	Form of Non-Employee Director Restricted Stock Award Agreement between the Company and its Non-Employee Directors under the Company’s Incentive and Stock Compensation Plan of 2026, filed herewith.
10.4*	†	Severance Agreement, effective August 25, 2026, between the Company and Daniel L. Karpel, filed herewith.
31.1	†	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	iXBRL Instance Document
101.SCH	†	iXBRL Taxonomy Extension Schema Document
101.CAL	†	iXBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	†	iXBRL Taxonomy Extension Label Linkbase Document
101.PRE	†	iXBRL Taxonomy Presentation Linkbase Document
101.DEF	†	iXBRL Taxonomy Definition Linkbase Document
104	†	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

*  Denotes management contract or compensatory plan arrangements.

†  Denotes exhibit is filed with this Form 10-Q.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CALERES, INC.

Date: September 10, 2026	/s/ Daniel L. Karpel
Daniel L. Karpel Senior Vice President, Chief Financial Officer on behalf of the Registrant and as the Principal Financial Officer and Principal Accounting Officer